Form 10-K405
period 1996-03-29
CHOLESTECH CORPORATION
filed 1996-06-26
CIK 887227

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED MARCH 29, 1996 OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM             TO             .

COMMISSION FILE NUMBER: 000-20198
                             CHOLESTECH CORPORATION
             (Exact name of registrant as specified in its charter)

                     CALIFORNIA                           94-3065493
          (State or other jurisdiction of              (I.R.S. Employer
           incorporation or organization)           Identification Number)

     3347 INVESTMENT BLVD., HAYWARD, CALIFORNIA             94545
     (Address of principal executive office)              (zip code)

       Registrant's telephone number, including area code: (510) 732-7200

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                         NAME OF EACH EXCHANGE
   TITLE OF EACH CLASS                                    ON WHICH REGISTERED
- -------------------------                              -------------------------
          None                                                   None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                           Common Stock, no par value
                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 31, 1996 as reported on the Nasdaq National Market, was approximately $59,850,488. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of March 31, 1996, registrant had outstanding 8,131,824 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The Registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for the Annual Meeting of Shareholders to be held August 22, 1996.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I
               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    CERTAIN STATEMENTS IN THIS REPORT CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (THE "REFORM ACT"). SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY, OR INDUSTRY RESULTS, TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHER THINGS, THE
FOLLOWING: THE COMPANY'S HISTORY OF LOSSES AND UNCERTAINTY OF PROFITABILITY; THE UNCERTAINTY OF MARKET ACCEPTANCE OF THE L-D-X SYSTEM; THE COMPANY'S DEPENDENCE ON DEVELOPMENT AND INTRODUCTION OF NEW PRODUCTS; THE COMPANY'S LIMITED SALES, MARKETING AND DISTRIBUTION EXPERIENCE AND DEPENDENCE ON DISTRIBUTORS; THE RISKS ASSOCIATED WITH CASSETTE MANUFACTURING; THE COMPANY'S HIGHLY COMPETITIVE INDUSTRY AND RAPID TECHNOLOGICAL CHANGE WITHIN THE COMPANY'S INDUSTRY; THE UNCERTAINTY OF PATENT AND PROPRIETARY TECHNOLOGY PROTECTION AND RELIANCE ON TECHNOLOGY LICENSED FROM THIRD PARTIES; CHANGES IN, OR FAILURE TO COMPLY WITH, GOVERNMENT REGULATION; THE UNCERTAINTY OF THIRD PARTY REIMBURSEMENT FOR PROCEDURES PERFORMED USING THE COMPANY'S PRODUCTS; THE POTENTIAL FLUCTUATIONS IN THE COMPANY'S QUARTERLY RESULTS; THE COMPANY'S DEPENDENCE ON RETENTION AND ATTRACTION OF KEY EMPLOYEES; GENERAL ECONOMIC AND BUSINESS CONDITIONS; AND OTHER FACTORS REFERENCED IN THIS REPORT.

    Cholestech and L-D-X are registered trademarks of Cholestech Corporation. This Report also includes trademarks of companies other than Cholestech Corporation.

ITEM 1.  BUSINESS
GENERAL

    Cholestech Corporation ("Cholestech" or the "Company") develops, manufactures and markets a proprietary point of care diagnostic system (the "L-D-X System") which measures specific analytes to detect various diseases and disorders within five minutes using a single drop of whole blood. The Company currently markets its L-D-X System and a series of lipid and glucose panels for preventive screening and monitoring applications. In January 1996, the L-D-X System and the Company's total cholesterol ("TC"), high density lipoproteins ("HDL"), triglycerides and glucose tests were granted waived status under the Clinical Laboratory Improvement Amendments of 1988 ("CLIA"), the first such waiver granted under CLIA's newly-developed ease of use, accuracy and precision guidelines. The CLIA waiver allows health care providers to use the L-D-X System without the additional operating costs and extensive regulatory requirements associated with CLIA compliance. The Company believes that the L-D-X System is the only multi-analyte diagnostic system to be classified as waived under CLIA. The Company believes that the L-D-X System's CLIA waived status, technological flexibility, ease of use, accuracy and low maintenance costs provide it with competitive advantages over other point of care diagnostic systems.

MARKET OVERVIEW

    Diagnostic testing of blood for chronic diseases and disorders is typically performed in independent clinical laboratories or hospital-based laboratories where large numbers of blood samples are processed in batches and test results are often not returned to physicians in less than 24 hours. The Company believes that as a result of the potential benefits and advantages of point of care testing, there exists an opportunity to shift certain types of diagnositc testing from clinical laboratories and hospital-based laboratories to the point of care. These potential benefits and advantages include permitting the health care practitioner to provide immediate feedback to the patient as well as allowing health care practitioners to closely monitor the therapeutic effectiveness of treatment and thereby improve patient compliance. The Company also believes that point of care testing could help to reduce overall delivery costs and could improve patient outcomes by providing diagnosis as close to the patient as possible, thereby eliminating the need for additional patient follow-up with test results and redundant and time consuming procedures and processes, reducing paperwork and minimizing the time to medical intervention.

    Two of the principal markets in which point of care testing is performed are the screening and monitoring markets. The screening market is generally comprised of hospitals, corporate wellness programs, health promotion service providers, managed care organizations, community health centers, public health programs, fitness centers, the military and other independent screeners. These health care providers focus on identifying patients who may be at risk for certain diseases or disorders and directing them to appropriate therapeutic or preventive care programs. The monitoring market is generally comprised of physician office laboratories ("POLs"), lipid clinics, cardiac rehabilitation centers and pharmacies. These health care providers focus on disease management and perform testing to monitor (i) patients who are identified as at risk for certain diseases, (ii) patients on dietary or drug therapy, and (iii) patients at risk of, or who have suffered, heart attacks or who are in cardiac rehabilitation. The Company believes that the number of potential point of care testing sites is large. For example, the National Cholesterol Education Program ("NCEP") and American Heart Association have encouraged cholesterol testing in such places as worksites, community health centers and a variety of preventive medicine programs in order to make such testing readily available. Until recently, point of care testing has been conducted predominately in the high volume screening and monitoring settings. Point of care testing in the monitoring market has been embraced by low volume POLs only on a limited basis due to the costs and administrative burdens associated with government regulatory requirements. In addition, technological limitations have restricted the number of tests which can be performed cost effectively at the point of care.

    Historically, the Federal Clinical Laboratory Improvement Amendments of 1967 applied only to clinical and hospital-based laboratories, and physicians were able to perform any laboratory testing that they believed was appropriate for their patients. The POL market grew as a result of the development of easy to use laboratory testing equipment and the economic incentives for physicians to perform such testing in their own offices. In 1988, the regulatory environment in the POL market changed with the promulgation of CLIA which applies to all laboratories, including POLs, which perform testing on human specimens. Under CLIA, all laboratories are required to register with the Health Care Financing Administration ("HCFA"), but laboratories conducting non-waived tests must pay higher registration fees and submit to biannual federal inspections. Laboratories conducting non-waived tests are also required to implement a comprehensive quality assurance program, which includes a detailed procedure manual, enrollment in a proficiency testing program and a requirement to run two levels of quality control material each day of testing, even if only one patient sample is run. Moreover, CLIA regulations include personnel requirements that vary depending on the complexity of tests performed. See "-- Government Regulation." Since POL testing is often done in low volumes and CLIA requirements can significantly increase the costs of testing, performing non-waived tests in a POL setting, particularly in low volume POLs, is often not cost effective. When CLIA regulations went into effect in 1992, many physicians discontinued all but waived testing. Clinical and hospital-based laboratories, however, have continued to perform such testing and as a result currently dominate this market.

  SCREENING MARKET

    In the screening market, health care providers perform high volume preventive risk factor screening, particularly for cholesterol and glucose. Although not subject to reimbursement by Medicare or other third party payors, risk factor screening has proven to be an effective way to decrease the overall cost of medical care. Hospitals and health departments offer health screening in local communities. Many corporations offer periodic cholesterol screenings to their employees at the worksite as part of worksite health promotion programs. Of those companies providing cholesterol screenings, approximately 30% also measure glucose. Worksite health promotion is advocated by government agencies such as the National Heart, Lung and Blood Institute and the Centers for Disease Control
and Prevention ("CDC"). In addition, private organizations promote worksite health promotion with a variety of programs such as the American Heart Association's "Heart at Work" Program and the YMCA's "Corporate Health Enhancement Program," which serves more than 2,000 worksites nationally. The Public Health Service has set goals for the number of worksites offering cholesterol education and testing to be increased from 16% in 1983 to 50% by the year 2000. Due to the high volume of testing performed by health care providers in the screening market, the adoption of CLIA and its resulting cost increases and administrative burdens did not have a significant negative impact on testing in the screening market. Since CLIA went into effect in 1992, the Company has focused its sales and marketing efforts on the distribution of its products into the various segments of the screening market.

  MONITORING MARKET

    Since the Company received notice from the CDC in January 1996 that the L-D-X System and the TC, HDL, triglycerides and glucose tests in any combination have been classified as waived under CLIA, the Company has expanded its sales and marketing focus to include the monitoring market, in particular the POL and pharmacy segments. There are currently 54,000 POLs which perform different types of diagnostic tests. The Company currently offers four of the eight most common blood chemistry tests performed at POLs, with two additional tests under development. In addition, there are currently 68,000 pharmacies which could potentially offer point of care testing. The Company believes that long term success in the pharmacy market will be dependent upon the development of patient monitoring programs developed by pharmacies and implemented with managed care practitioners and physicians on a local basis.

STRATEGY

    The Company's business strategy includes the following elements:

    - LEVERAGE CORE TECHNOLOGIES TO ENHANCE PRODUCT OFFERINGS. The Company intends to leverage the technological flexibility of the L-D-X System by developing new test cassettes which utilize the existing L-D-X Analyzer in order to capitalize on the Company's installed based of instruments as well as to make the L-D-X System more attractive to new customers. The Company is currently in various stages of development of new products which utilize biological markers for screening and monitoring certain common diseases, such as metabolic bone diseases and disorders, prostate cancer and diabetes. In addition, the Company is developing new tests for blood urea nitrogen, uric acid and creatinine for renal function analysis and liver enzymes for hepatic damage. There can be no assurance that the Company will be able to successfully complete the development, introduction and scale up of manufacturing of any of these future products or that any such tests will achieve a significant level of market acceptance. See "-- Products -- Products Under Development" and "-- Manufacturing."

    - INCREASE PENETRATION OF SCREENING MARKET AND EXPAND INTO MONITORING MARKET. The Company believes that the CLIA waived status of its products will increase the number of potential customers in the screening market, and will enable the Company to access the monitoring market. The Company is currently developing new products to make its product line more attractive to the POL market as well as to expand its screening market offerings.

    - EXPAND DISTRIBUTION CHANNELS. The Company intends to augment its direct sales and marketing efforts by continuing to establish relationships with selected third party distributors to strategically access target markets. The Company has recently entered into a distribution agreement with Physician Sales and Services, Inc. ("PSS"), one of the largest medical products distributors in the United States, to sell the L-D-X System to the POL market.

    - ESTABLISH STRATEGIC RELATIONSHIPS. The Company has established and intends to continue to establish strategic relationships to develop new products and to expand its customer base. The Company believes that such relationships will enable it to take advantage of the financial resources, technological capabilities and market presence of its partners to enhance its competitive position in the screening market and expand into the monitoring market. In May 1996, the Company entered into a development, marketing and licensing agreement with Metra Biosystems, Inc. ("Metra Biosystems") to develop an immunoassay test cassette incorporating Metra Biosystems' bone resorption technology to be used with the L-D-X System. The Company is also participating in a pilot program with the American Pharmaceutical Association funded by Merck & Co. ("Merck") to demonstrate the ability of pharmacists to improve patient outcomes with drug therapy and behavior modification.

TECHNOLOGY

    The  L-D-X  System is  a  self-contained, easy  to  use package  of products consisting of  a  versatile,  telephone-sized electronic  analyzer,  a  line  of disposable test cassettes, and accessories that enable a user to perform combinations of blood tests in five minutes or less. Although no special user training is needed and the test sample does not need to be pre-treated, the Cholestech L-D-X System produces results that are comparable to the precision and accuracy typically seen in larger, more expensive bench top and laboratory-based analyzers. Correlation studies of the L-D-X System and clinical laboratory analyzers have shown that the L-D-X System meets NCEP guidelines for precision and accuracy. In addition, the ease of use and precision and accuracy of the L-D-X System were factors necessary for the L-D-X System to receive waived status under CLIA. The Company believes that it is the only manufacturer with a CLIA waived multi-analyte diagnostic system.

    The Company believes the L-D-X System provides the following benefits and advantages:

    - FLEXIBILITY OF L-D-X SYSTEM. The design of the L-D-X System incorporates as much of the system's technology as possible into the test cassettes and maintains the L-D-X Analyzer as a flexible measuring device that can be adapted as new tests and other product upgrades are introduced. As new tests are marketed, encoding on the cassette's magnetic stripe communicates the product change to the L-D-X Analyzer and provides the L-D-X Analyzer the information needed to measure and display the test results. Changes that cannot be captured on the cassette's magnetic stripe can be accomplished by software changes in the L-D-X Analyzer's removable read only memory ("ROM") pack. This flexible design is intended to permit the installed base of users to incorporate new tests and other product upgrades to the L-D-X System without having to purchase a new analyzer.

    - COST EFFECTIVENESS. The Company believes that point of care specimen analysis made possible by the L-D-X System may provide savings to third party payors and physicians. Point of care testing allows the health care practitioner to provide immediate results to the patient, thereby increasing the possibility for improved patient outcomes and eliminating the requirement that the patient return to receive test results. In addition, the Company believes that the L-D-X System's waived status under CLIA, together with prevailing third party reimbursement rates and recommended fees, may provide a financial incentive for many health care providers to test patients at the point of care and capture revenue rather than forwarding it to the clinical laboratory.

    - IMMEDIATE RESULTS. The L-D-X System provides the health care practitioner with results in approximately five minutes, allowing for immediate point of care risk factor analysis, diagnosis and monitoring. The immediacy of the test results allows the practitioner to begin treatment during the same visit, perform additional tests if needed or select an alternative treatment. The L-D-X System's ability to provide immediate test results also improves the usefulness of screening applications, such as worksite testing programs.

    - SIMULTANEOUS PERFORMANCE OF MULTIPLE TESTS. With the L-D-X System, a single cassette can perform up to four tests simultaneously, enabling the Company to develop test cassettes that meet specific market needs. In the monitoring market, the performance of multiple tests with a single cassette may also result in more reimbursement revenue for the physician.

    - EASE OF USE. The L-D-X System requires no special medical or chemistry training to operate and obtain test results. In addition, the L-D-X System eliminates the need to pre-treat the testing sample.

    - FEWER OPPORTUNITIES FOR ERROR. The L-D-X System eliminates many of the steps traditionally involved in blood testing, including sample transportation, preparation and storage, and interpretation of analyte color reactions, thereby reducing opportunities for human error and preserving the integrity of the sample.

  L-D-X ANALYZER

    The L-D-X Analyzer is a four-channel, reflectance photometer that measures the amount of light reflected from the reaction surfaces and incorporates a microprocessor with on board software. The L-D-X Analyzer contains an entry drawer for insertion of the cassette, three buttons for user activation and a liquid crystal display to present the test measurements. The L-D-X Analyzer can also transmit results to a printer or laboratory management computer system for data handling and record keeping. The L-D-X Analyzer includes cardiac risk assessment software that allows the health care practitioner to perform cardiac risk assessment using TC and HDL test results and information about other cardiac risk factors the health care practitioner enters into the L-D-X Analyzer.

    To run a test, the health care provider presses the "run" button on the L-D-X Analyzer to open the cassette drawer, applies the sample of whole blood directly to the test cassette's sample well, inserts the cassette onto the drawer and presses the run button again. All further steps are done by the L-D-X Analyzer. Utilizing the information and instructions encoded on the cassette's magnetic stripe, the L-D-X Analyzer's on board microprocessor controls the reaction conditions, controls the optical measurements of analyte concentrations on the cassette's reaction pads, executes the required calculations and, within approximately five minutes, displays the quantitative results on the liquid crystal display.

    The ROM software that instructs and controls the operation of the L-D-X Analyzer's on board microprocessor is contained in a removable ROM pack mounted in an access well on the bottom of the L-D-X Analyzer. The Company intends to upgrade the software in its ROM pack as the Company develops new products. A user can then easily remove the ROM pack and replace it with a new ROM pack containing upgraded software. To date, the Company has made available to existing users a new ROM pack, without charge, containing the cardiac risk assessment software described above, as well as a new ROM pack, for a fee, reflecting certain changes required to receive the CLIA waiver.

  DISPOSABLE TEST CASSETTES

    The focal point of the L-D-X System is the line of disposable test cassettes which incorporate patented technology, including a method for distributing precisely measured plasma to multiple reaction pads for simultaneous testing along with the technology to instruct the L-D-X Analyzer how to perform the tests and all related calculations.

    Each cassette consists of three parts: a main body that contains the sample well into which the blood sample is dispensed, a reaction bar where plasma is transferred for analysis, and a magnetic stripe encoded with test instructions and lot specific calibration information for the various chemistries on the reaction pads. Capillary action draws a drop of whole blood through a separation medium within a cassette, stopping the cellular components of the blood while transferring a small volume of plasma to the cassette's reaction pads. When the plasma contacts the reaction pads, the dry chemistry on the reaction pads reacts with the analyte(s) in the plasma producing color. The intensity of color developed is proportional to the concentration of the analyte(s) in the plasma. The magnetic stripe contains information needed by the L-D-X Analyzer to convert the reflected color reading into a concentration level for the accurate measurement of analytes being tested. This feature frees the user from having to interpret any color reaction, relate a reading to a separate chart or input any calibration information.

    For certain future tests, the Company will be required to modify the design of the existing dry chemistry cassette. For example, the Company's immunoassay tests currently under development require the use of antibodies bound to the reaction membrane and a wash step which removes bound reactants that would interfere with the test. The new immunoassay cassette under development has the same external dimensions as the currently available dry chemistry cassette, but will require the Company to develop new technologies that would allow it to perform an immunoassay test, of which there can be no assurance. The Company believes that, if the immunoassay cassette is successfully developed, the L-D-X Analyzer will be the only instrument capable of performing both dry chemistry and immunoassay-based tests on a single instrument. See "-- Products -- Products Under Development."

PRODUCTS

    The Company's current products include the L-D-X Analyzer and a series of lipid and glucose test cassettes for the screening and monitoring markets. In addition, the Company is in the process of developing new tests to expand its product menu, including immunoassay-based test cassettes to provide preventive monitoring assays for the detection of metabolic bone diseases and disorders and prostate cancer. The following table summarizes the Company's current cassette products and products under development:

      L-D-X TEST               APPLICATION         TEST TYPE          STATUS (1)
- -----------------------  -----------------------  ------------  -----------------------
CURRENT PRODUCTS
TC                            Cardiac Risk            Dry       Marketed; FDA cleared;
                                                   Chemistry          CLIA waived
TC and HDL                    Cardiac Risk            Dry       Marketed; FDA cleared;
                                                   Chemistry          CLIA waived
Lipid Profile (TC/HDL/        Cardiac Risk            Dry       Marketed; FDA cleared;
 Triglycerides)                                    Chemistry          CLIA waived
TC and Glucose           Cardiac & Diabetes Risk      Dry       Marketed; FDA cleared;
                                                   Chemistry          CLIA waived
TC/HDL/Glucose           Cardiac & Diabetes Risk      Dry       Marketed; FDA cleared;
                                                   Chemistry          CLIA waived
Lipid Profile plus       Cardiac & Diabetes Risk      Dry       Marketed; FDA cleared;
 Glucose                                           Chemistry          CLIA waived


PRODUCTS UNDER
 DEVELOPMENT
Bone Markers                  Osteoporosis        Immunoassay       Prototype Stage
Uric Acid                    Renal Function           Dry         Feasibility Studies
                                                   Chemistry
Blood Urea Nitrogen          Renal Function           Dry         Feasibility Studies
                                                   Chemistry
Creatinine                   Renal Function           Dry         Feasibility Studies
                                                   Chemistry
Prostate Specific           Prostate Disease      Immunoassay     Feasibility Studies
 Antigen
Glycated Hemoglobin             Diabetes            Specific      Feasibility Studies
                                                    Binding

 ----------------
 (1) "Marketed" means that commercial sales of the product have commenced. "FDA cleared" means that the product has received 510(k) clearance from the FDA. "CLIA waived" means that the product has been classified as waived under CLIA by the CDC. "Feasibility studies" means that a theoretical design for the product has been developed and the test chemistry is being evaluated in the laboratory. "Prototype stage" means cassette shelf-life is being evaluated, pilot manufacturing equipment is being developed, and the new test is being evaluated in-house against samples designed to mimic the range of real patient samples.

  CURRENT PRODUCTS

    The Company's current products are designed to measure and monitor blood cholesterol and related lipids and glucose. Lipids travel in the blood within water-soluble particles called lipoproteins. These lipid carriers include VLDL (very-low-density lipoproteins), LDL (low-density lipoproteins) and HDL (high density lipoproteins). VLDL, a major carrier of triglycerides in the blood, and LDL, the major carrier of cholesterol, have been shown to be associated with deposits on the arterial wall, which are sometimes referred to as atherosclerotic plaque. The accumulation of this plaque leads to a narrowing of the arteries and increases the likelihood of coronary heart disease, the leading cause of death in the United States. HDL particles, which circulate in the blood and can pick up cholesterol from arteries and carry it to the liver for elimination from the body, counterbalance this mechanism. HDL is sometimes called "good cholesterol" because of this function. The development of coronary heart disease has been associated with three lipoprotein abnormalities: (i) high levels of LDL; (ii) high levels of VLDL; and (iii) low levels of HDL.

    Recognizing the relationship between diabetes and dyslipidemia (abnormal lipid levels), Cholestech developed a glucose test for the L-D-X System. Diabetes is a complex disorder of carbohydrate, fat and protein metabolism. It is manifested by a relative or absolute deficiency in insulin, the hormone that facilitates and controls the use of glucose by the body. Because of the deficiency of insulin, diabetic patients have an impaired tolerance to glucose, which leads to a number of short term and long term complications, such as nerve damage, kidney disease and retinal damage.

    The Company's L-D-X System includes the L-D-X Analyzer which measures analyte concentrations on the test cassette and displays the quantitative results. The L-D-X Analyzer currently has a list price of $1,795. A description of the Company's test cassettes is provided below.

    TC.    A stand  alone  test for  measuring  total cholesterol.  The  TC test currently has a list price of $2.95.

    TC AND HDL PANEL. The total cholesterol and HDL cholesterol panel provides results for TC and HDL and calculates the ratio of TC to HDL, a recognized measure of lipid-induced cardiac risk. The Company believes that the TC and HDL Panel is the only currently available point of care test which, using only a single drop of whole blood from a simple fingerstick, addresses the National Institutes of Health ("NIH") guidelines regarding the evaluation of coronary heart disease through the testing of not only TC, but also the important HDL component. As a result, the Company believes the TC and HDL Panel is particularly useful in corporate wellness and initial screening applications. The TC and HDL Panel currently has a list price of $7.50.

    LIPID PROFILE. The Company offers a Lipid Profile which directly measures TC, HDL and triglycerides. In addition to providing direct results for TC, HDL and triglycerides, the Lipid Profile calculates estimated values for LDL and VLDL and calculates the ratio of TC to HDL. The Lipid Profile thus performs, using a small sample of whole blood from a simple fingerstick, each test identified by the NIH guidelines as important in the diagnosis and ongoing monitoring of individuals who have high TC levels or who exhibit two or more other coronary heart disease risk factors. The Lipid Profile also allows the health care practitioner to follow the NIH guidelines to perform three lipid profiles, each one week apart, prior to initiating drug or dietary therapy. The Lipid Profile currently has a list price of $9.95.

    TC AND GLUCOSE PANEL, TC/HDL/GLUCOSE PANEL AND LIPID PROFILE PLUS GLUCOSE. These panels address the need for screening and monitoring patients with demonstrated or incipient diabetes mellitus and individuals who may be at risk of cardiovascular disease and individuals who may not be aware that they are diabetic. These test combinations are potentially desirable because glucose and TC tests are frequently conducted at occupational health sites. The TC and Glucose Panel, the TC/HDL/Glucose Panel and the Lipid Profile plus Glucose have a list price of $3.95, $8.50 and $10.95, respectively.

    MARKETS. In response to conclusive evidence relating high TC to heart disease, the NIH in 1985 launched the NCEP, a nationwide effort to reduce the prevalence of high blood cholesterol. In 1988, the NCEP issued guidelines for the testing of all adults over 20 years of age for high blood cholesterol, and more extensive lipid monitoring and treatment for those found to be in high risk categories. Testing guidelines were subsequently expanded to include children over the age of two with a family history of high blood cholesterol or coronary heart disease and to include in certain circumstances a lipid profile, consisting of TC, HDL, LDL and triglycerides. Since the NCEP initiated its recommendations, the market for cholesterol and other lipid tests has experienced significant growth. NCEP data indicate that more than 50% of the adult population in the United States has high or borderline high TC.

    It is estimated that Type II diabetes, which involves insulin deficiency or insulin resistance, afflicts more than 14 million persons in the United States, but only half of those with Type II diabetes have been identified. Screening for these patients who have non-symptomatic diabetes is important, because proper treatment will minimize the long term complications of the disease.

    In order for the Company to increase revenues and achieve profitability and positive cash flows from operations, the L-D-X System must achieve a significant degree of market acceptance among health care providers in the monitoring market, particularly POLs. The substantial majority of diagnostic tests used by physicians and other health care providers are performed by independent clinical laboratories and hospital-based laboratories. Physicians and other health care providers will not use the L-D-X System unless they determine that it is an attractive alternative to other means of screening or monitoring blood detected diseases, particularly independent clinical laboratories and hospital-based laboratories, and that the clinical benefits to the patient and cost savings achieved through use of the L-D-X System outweigh the cost of the system. Such determination will depend, in part, upon the L-D-X System's accuracy, ease of use, rapid test time, reliability, cost effectiveness, portability and level of third party reimbursement. Even if the advantages of the L-D-X System in diagnosing and monitoring patients with blood detected diseases are established as clinically significant, physicians, medical clinics, pharmacists and other health care providers may elect not to purchase and use the L-D-X System for any number of other reasons. For example, physicians and other health care providers may not change their established means of having such tests performed, may not make the necessary investment to purchase the Company's products or may not be able to obtain adequate reimbursement from third party payors for tests performed using the L-D-X System. In addition, the growing prevalence of managed care and health maintenance organizations may adversely affect the POL market. A growing number of physicians are salaried employees and have no financial incentive to perform testing. Many HMO and managed care organizations have contracts with laboratories which require participating or employed physicians to send patient specimens to contracted laboratories. Finally, physicians are under growing pressure by Medicare and private insurers to limit their testing to "medically necessary" tests. As a result of these and other factors, there can be no assurance that demand for the L-D-X System, particularly in the monitoring market, will be sufficient to allow for profitable operations.

  PRODUCTS UNDER DEVELOPMENT

    The Company's strategy is to use the technological flexibility of the L-D-X System to develop new cassettes that address disease states and testing markets the Company believes provide attractive commercial opportunities. The Company is in the early stages of developing new cassettes that would expand its product line in the screening market and would better position its product line for the POL market. To date, the Company has been engaged primarily in conducting research and development to determine the feasibility of performing these new tests on the L-D-X System. The Company will initially focus its available resources on the development of uric acid, blood urea nitrogen, creatinine and liver enzyme tests, as well as the immunoassay-based test to detect and monitor metabolic bone diseases and disorders being developed in conjunction with Metra Biosystems. The Company will undertake the development of additional tests depending on the progress of its existing development efforts and its available resources. To complete its product development programs, particularly with respect to the immunoassays, the Company may be required to develop new core technologies, processes and production equipment. In addition, the Company may also be required to retain additional scientific, engineering and manufacturing staff. There can be no assurance that the Company will be successful in developing any of the tests described below, or even if successfully developed, that such tests will receive regulatory clearance, be capable of being cost effectively manufactured in sufficient quantities, on a timely basis and in compliance with regulatory guidelines, or be successfully marketed. The Company intends to design and develop most of these products so as to be eligible for FDA 510(k) clearance and waivers under CLIA (See "-- Government Regulation"), although there can be no assurance that the Company's products under development will obtain such clearances or waivers.

    Products currently being developed by the Company are described below.

    METABOLIC BONE DISEASES AND DISORDERS. Osteoporosis is the most widespread form of bone disease characterized by a general loss of bone density. This loss of bone density can lead to a weakening of the bone, thereby making the bone more prone to fractures. Biological markers of bone metabolism are secreted in urine, and it has been shown that the level of secretion correlates to the amount of bone loss. The measured levels of these markers has also been shown to be responsive to osteoporosis therapies such as hormone replacement. According to the National Osteoporosis Foundation, this disease afflicts over 25 million Americans and over 200 million people worldwide. In the United States, approximately 1.5 million osteoporosis related fractures occur each year. For Caucasian women, it is estimated that the risk of hip fractures approximates the combined risks of breast, endometrial and ovarian cancers. The World Health Organization estimates that the cost of osteoporosis related fractures in the United States exceeds $7 billion annually.

    The Company has entered into an agreement with Metra Biosystems to develop and market Metra Biosystems' Pyrilinks-D and other related bone marker technologies on the L-D-X System. The Company has successfully demonstrated the feasibility of meeting the initial specifications for the Company's technology for this urine-based immunoassay test on the L-D-X System and is in the prototype stage of development. See "-- Strategic Relationships."

    RENAL FUNCTION TESTS. The Company is developing a menu expansion of tests to include tests for uric acid, blood urea nitrogen and creatinine for the POL. The Company believes that these tests are among the most commonly ordered tests in physician offices. Uric acid elevations occur in renal diseases as well as gout, and low uric acid levels are sometimes associated with diabetes and severe liver disease. Blood urea nitrogen elevations occur in chronic renal disease as well as urinary tract obstruction. Blood urea nitrogen is useful to monitor hemodialysis and other therapies. Creatinine is also a measure of renal function and is used in combination with uric acid and blood urea nitrogen tests. In addition, creatinine is used as a measure of renal blood flow which may have become reduced due to congestive heart failure or dehydration. Low levels of creatinine may result from decreased hepatic production in advanced liver disease. The Company is currently conducting feasibility studies for each of these tests.

    PROSTATE SPECIFIC ANTIGEN (PSA). The American Cancer Society estimates that in 1996, 317,000 Americans will be diagnosed with prostate cancer and predicts that deaths from prostate cancer in the United States will reach over 41,000 making it the second leading cause of cancer related deaths. The American Cancer Society recommends that men 50 and older receive a PSA blood test annually. By making early detection possible, treatment can begin when there is a higher likelihood of success, leading to better survival rates from the disease. The Company has demonstrated the feasibility of measuring PSA from a single drop of whole blood using the Company's technology. The Company expects that the PSA test may require pre-market approval ("PMA") from the FDA. See "-- Government Regulation."

    GLYCATED HEMOGLOBIN. Glycated hemoglobin measurement is used by physicians to assess a diabetic's long term compliance with prescribed diet and insulin usage. This test measures the percent of the patient's hemoglobin which has become coupled to glucose. A relatively high percentage of hemoglobin to glucose indicates poor patient compliance, which can lead to severe health problems. The American Diabetes Association ("ADA") recommends at least semi-annual measurement for all diabetic patients. It is estimated that there are seven to eight million diagnosed diabetics in the United States.

    The Company has been notified by the U.S. Department of Health and Human Services that it will receive a "Small Business Innovative Research" grant of $100,000 to further develop this test on the L-D-X System. The Company is currently evaluating the feasibility of a test to detect glycated hemoglobin on the L-D-X System.

    OTHER PRODUCTS UNDER DEVELOPMENT. The Company currently sells two cassettes which can calculate LDL cholesterol levels from the combined readings of TC, HDL and triglycerides. LDL cholesterol is the fraction of TC which leads to heart disease and is referred to as "bad" cholesterol. There is now available a direct version of the LDL test, and the Company is considering adapting this form of the test to the L-D-X System. The advantage of this direct test over the calculated version of the test is that it does not require the patient to fast before testing. However, since lipid management requires the physician to assess a patient treatment on both "good" and "bad" cholesterol, the disadvantage of the stand alone direct LDL test is the lack of the patient's HDL values. The Company believes that the L-D-X System may overcome this problem with its ability to run multiple tests simultaneously on the system.

    The Company is currently evaluating the feasibility of a test to detect the levels of liver enzymes in whole blood. Liver enzymes are measures of hepatic damage which may be caused by a number of diseases and/or chemical toxicities. The ability to monitor the levels of liver enzymes is important because a large number of drugs, including cholesterol lowering drugs, can cause liver damage. The Company believes that a liver enzyme test would complement its lipid diagnostic products.

    Lp(a) is a lipoprotein which is a component of LDL. It has been established in the scientific literature that Lp(a) is a risk factor for atherosclerosis, and it is believed that Lp(a) may be the component of LDL which is responsible for the risk associated with LDL. The Company believes that a test for Lp(a) may emerge as the dominate test for cardiac risk in the future. The Company has licensed the rights to a new technology to measure Lp(a). This technology is currently being evaluated by the Company and a number of collaborators.

    The Company believes that its revenue growth and profitability will depend, in part, upon its ability to complete development of and successfully introduce these new tests. In addition, some of these new tests depend on the development of immunoassay-based technologies and the incorporation of these technologies into the L-D-X System. The Company will be required to undertake time-consuming and costly development activities and seek regulatory approval for these new tests. There can be no assurance that the Company will be able to complete successful development of any of these future products. Furthermore, there can be no assurance that even if these products and/or any other future products are successfully developed, the Company will be able to successfully receive FDA clearance or approval or CLIA waivers on a timely basis, manufacture such products on a cost effective basis and in compliance with applicable regulatory standards, or successfully market these products. If the Company is unable for technological or other reasons to complete the development, introduction and scale up of manufacturing of any new tests or if such new tests do not achieve a significant level of market acceptance, the Company's business, financial condition and results of operations could be materially adversely affected.

SALES AND MARKETING

    To date, the Company has focused its sales and marketing efforts on hospitals, managed care organizations, large physician group practices, corporate wellness programs, community health centers, health promotion service providers and other independent screeners in the screening market. With the recent CLIA waiver of its existing product line, the Company believes that it has a significant opportunity to access the monitoring market. The Company utilizes a combination of a direct sales force and regional distributors to sell into the screening market and is developing a national distribution network to access the monitoring market.

    The Company provides continuing customer support, including an automated order entry system, and technical support whenever needed to promote customer satisfaction. A U.S. toll-free number gives the customer immediate access to Cholestech's in-house customer service and technical support group. Customer service representatives also assist customers to order cassettes and accessories. The Company maintains an in-house instrument service capability that provides repairs to instruments either under warranty or on a parts and labor basis.

  SCREENING MARKET

    The Company's distribution strategy for the screening market is to sell both directly to high volume customers and to selected regional distributors. The Company believes that its products provide a cost effective, easy to use alternative for preventive health care programs that are focused on identifying high risk individuals with possible cardiovascular disease and diabetes and enrolling them into appropriate disease intervention programs to reduce their overall health risk.

    The Company sells directly through a field sales group which includes nine regional sales managers. In addition, the Company has established a telemarketing effort to support large volume customers and utilizes direct mail campaigns to increase demand for its products. The Company also has entered into agreements with nine regional distributors that augment the Company's direct sales efforts.

    The Company's international distribution strategy for the screening market is designed to opportunistically penetrate targeted geographical markets by selling directly to individual distributors in those areas. The Company has entered into agreements with several foreign distributors to distribute the L-D-X System primarily in Europe and Latin America and is negotiating similar agreements with other distributors in South and Central America.

  MONITORING MARKET

    The Company's sales and marketing efforts in the monitoring market will initially be focused on the POL and pharmacy segments. To efficiently access the 54,000 POLs, the Company is negotiating with several national and regional distributors. As of April 1, 1996, the Company entered into a national, non-exclusive distribution agreement with PSS, a national medical products distributor with more than 700 sales professionals who focus on the POL market.

    The pharmacy market consists of 68,000 pharmacies which may provide point of care testing. The Company believes that marketing success in the pharmacy market will be dependent upon the development of patient monitoring programs implemented in conjunction with managed care providers and physicians on a local basis. In January 1996, the American Pharmaceutical Association announced Project IMPACT (IMprove Persistence And Compliance to Therapy). Project IMPACT is being funded by Merck, and its goal is to demonstrate the ability of pharmacists to enhance patient outcomes with drug therapy and behavior modification. The pilot program enlarges the pharmacist's role to one in which the pharmacist monitors therapeutic effectiveness of medications and provides counseling services to the patient. Utilizing pharmacists to provide such services may result in both direct and indirect cost savings to the patient and the patient's insurer. The Company is participating in Project IMPACT through the use of its L-D-X System to monitor patients in this pharmacy-based cholesterol management project. The Company intends to utilize the program to evaluate the potential market for the L-D-X System among pharmacists. Project IMPACT will monitor approximately 900 patients at 32 community-based pharmacies across the country for a period of two years.

    In order for the Company to increase revenues and achieve profitability, the L-D-X System must achieve a significant degree of market acceptance among health care providers in the monitoring market, particularly POLs. The Company has only limited experience marketing and selling to the monitoring market in the United States. The Company has only recently entered into a distribution arrangement with such a national distributor, PSS. The Company may be required to enter into additional distribution arrangements in order to achieve broad distribution of its products. There can be no assurance that the Company will be able to maintain the recently established distribution relationship with PSS or that the Company will be able to enter into and maintain arrangements with additional distributors on a timely basis, if at all. There can be no assurance that the Company will be able to penetrate the monitoring market, including the POL or pharmacy segments, or that physicians will use the L-D-X System instead of clinical laboratory services for the same tests.

    In addition, in order to increase sales and market acceptance of the L-D-X System, the Company will also be required to expand its direct sales force and marketing organization. Establishing a sales and marketing capability sufficient to support the level of sales necessary for the Company to attain profitability will require substantial efforts and significant management and financial resources. The Company is currently actively recruiting a new executive officer to replace the Company's former Executive Vice President of Marketing and Sales, who resigned in April 1996. There can be no assurance that the Company will be able to recruit and retain direct sales and marketing personnel, in particular a new executive officer of sales and marketing, in order to build a sales and marketing organization, that building such a sales and marketing organization will be cost effective or that the Company's sales and marketing efforts will be successful.

STRATEGIC RELATIONSHIPS

    The Company's strategy includes establishing strategic relationships to develop new products, expand its customer base, and provide the Company with technological, clinical, marketing, financial and other key resources.

    In May 1996, the Company entered into a development, marketing and licensing agreement with Metra Biosystems to develop an immunoassay test cassette incorporating Metra Biosystems' bone resorption technology to be used with the L-D-X System. Pursuant to the agreement, Metra Biosystems purchased 39,526 shares of the Company's Common Stock for an aggregate purchase price of $250,000 ($6.325 per share) and is obligated to purchase $750,000 of additional shares of Common Stock upon the completion of specified milestones by the Company. The Company has granted Metra Biosystems registration rights in connection with Metra Biosystems' purchase of the Company's Common Stock.

    In connection with the development of the immunoassay test cassette, Metra Biosystems granted Cholestech a non-exclusive, royalty-bearing license to use, make, sell, offer to sell, import or distribute the resulting cassette to assess bone resorption, a gauge of the effectiveness of treatments of certain metabolic diseases and disorders and certain future products worldwide (the "Metra License"). The Company is obligated to pay royalties to Metra Biosystems on the bone resorption product and on products that stem from work done in the course of the collaboration but do not incorporate any of Metra Biosystems' proprietary technology. The parties will negotiate royalties on future Metra Biosystems products as appropriate. Under the agreement, the Company will market the immunoassay test through its existing distribution channels in the United States. The Company and Metra Biosystems will work together to market and distribute the tests internationally.

    There can be no assurance that the Company will be successful in developing a bone resorption test or any other product under this agreement, that this agreement will not expire prior to its term, or that even if any products are developed that they will be successfully marketed. The Company expects to enter into additional strategic agreements in the future to develop, commercialize and sell its current and future products. There can be no assurance that the Company will be able to negotiate acceptable agreements in the future, or that such relationships will be successful. In addition, there can be no assurance that the Company's strategic partners will not pursue alternative competing technologies or products.

MANUFACTURING

    The Company manufactures, tests, performs quality assurance, packages and ships products at its 30,000 square foot facility located in Hayward, California. The Company maintains control of those portions of the manufacturing process that it believes are complex and provide important barriers to entry by competitors. The production processes employed by the Company to manufacture cassettes differ significantly from those employed in the manufacture of the analyzer.

  MANUFACTURE OF CASSETTES

    The Company purchases chemicals, membranes and other raw materials from third party suppliers and converts these raw materials, using proprietary processes, into cassettes. The Company believes its proprietary processes and custom-designed equipment are important components of its cassette manufacturing operations. The Company has developed core manufacturing technologies, processes and production machinery, including (i) membrane lamination and welding; (ii) discrete membrane impregnation; (iii) on-line calibration; and (iv) software control of the manufacturing process. The Company is currently in the process of completing validation of the second cassette manufacturing line and expects the line to be fully operational in mid-1996. In the event that cassette sales volume significantly increases, the Company would be required to construct a third cassette manufacturing line. There can be no assurance that such expansion of cassette manufacturing capacity can be completed in a timely fashion, if ever, and the failure to increase cassette manufacturing capacity on a cost effective and timely basis would have a material adverse effect on the Company's business, financial condition and results of operations.

    Manufacturing of the cassettes is highly complex and sensitive to a wide variety of factors, including variations and impurities in the raw materials, performance of the manufacturing equipment and the level of contaminants in the manufacturing environment. Incoming inspection of raw materials, in-process controls, improved manufacturing equipment performance, and better operator proficiency and training all contribute to improvements in yield. Continuous improvement of process factors are key determinants of manufacturing output and efficiency, product quality and reliability and overall profitability. Although the Company believes that it has acceptable cassette yields and should be able to maintain the current cassette yield in the future, there can be no assurance that such improvement will be maintained or that the Company will not suffer future periodic cassette yield problems in connection with new or existing products. Failure to maintain the improvements in process yield or failure to obtain acceptable yields on future products could have a material adverse effect on the Company's business. The Company's cassette manufacturing lines represent a single point of potential failure in its manufacturing process that would be costly and time consuming to replace if their operation were interrupted.
Furthermore, the Company has a limited number of employees dedicated to the operation and maintenance of the cassette manufacturing equipment, the loss of whom could impact the Company's ability to effectively operate and service such equipment. The interruption of cassette manufacturing operations or the loss of employees dedicated to the cassette manufacturing facility could have a material adverse effect on the Company's business, financial condition and results of operations. The Company manufactures all of the cassettes at its Hayward, California manufacturing facility, and any prolonged inability to utilize such facility as a result of earthquake, fire or otherwise would have a material adverse effect on the Company's business, financial condition and results of operations.

  MANUFACTURE OF L-D-X ANALYZER

    The analyzer employs a variety of subassemblies and components designed or specified by the Company, including an optical element, microprocessors, circuit boards, a liquid crystal display and other electrical components. These components and subassemblies are manufactured by a variety of third parties and are shipped to the Company for final assembly. The Company's manufacture of the analyzer consists primarily of assembly, testing, inspection and packaging. Testing consists of a burn-in period, functional tests and integrated system testing using specially produced test cassettes. The Company believes it can expand its current analyzer manufacturing capacity at minimal cost.

  RAW MATERIALS; QUALITY ASSURANCE

    Outside vendors provide Cholestech with subassemblies, components and raw materials. These materials are purchased, inspected and tested by the Company's quality control personnel. The Company's quality control personnel also perform finished goods quality control and inspection and maintain documentation for compliance with cGMP and other government manufacturing regulations. Cholestech's manufacturing facilities are subject to periodic inspection by regulatory authorities. See "-- Government Regulation." Certain key components and raw materials used in the manufacturing of the Company's products are currently provided by single-source vendors pursuant to the Company's periodic purchase orders. The Company believes that it maintains an adequate level of such components and raw materials in inventory and believes that alternative sources for such components and raw materials are available. However, any supply interruption in a sole-sourced component or raw material would have a material adverse effect on the Company's business once the inventory is depleted and until a new source of supply were qualified. In addition, an uncorrected impurity or supplier's variation in a raw material, either unknown to the Company or incompatible with the Company's manufacturing process, could have a material adverse effect on the Company's business. Because the Company is a small customer of many of its suppliers, there can be no assurance that its suppliers will devote adequate resources to supplying the Company's needs.

COMPETITION

    The testing market in which the Company competes is intensely competitive. The Company's competition consists mainly of independent clinical laboratories and hospital-based laboratories, as well as with manufacturers of bench top and other point of care analyzers. The substantial majority of diagnostic tests used by physicians and other health care providers are currently performed by clinical laboratories and hospital-based laboratories. The Company expects that these laboratories will compete intensely to maintain their dominance in the monitoring market. In order to achieve broad market acceptance for the L-D-X System, the Company will be required to demonstrate that the L-D-X System is an attractive alternative to the independent clinical laboratory and hospital-based laboratory. This will require physicians to change their established means of having such tests performed. There can be no assurance that the L-D-X System will be able to compete with the testing services provided by these laboratories.

    In addition, companies having a significant presence in the diagnostic market, such as Abbott Laboratories, Clinical Diagnostic Systems, a division of Johnson and Johnson which was formerly a division of Eastman Kodak Company, and Boehringer Mannheim, have developed or are developing analyzers targeted for point of care. These competitors have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than the Company. In addition, such competitors offer broader product lines than the Company, have greater name recognition than the Company, and offer discounts as a competitive tactic. The Company believes that it currently has a competitive advantage with the classification of its existing products as waived under CLIA. The Company expects that the reclassification of the L-D-X System as waived under CLIA will result in competitors seeking to develop products that qualify for waived classification. There can be no assurance that the Company's competitors will not succeed in obtaining CLIA waived status for their products or in developing or marketing technologies or products that are more effective and commercially attractive than the Company's current or future products, or that would render the Company's technology or products obsolete or noncompetitive.

    The Company's products must compete effectively overall with the existing and future products of its competitors primarily on the basis of the ability to perform tests at point of care, ease of use, testing of multiple analytes from a single sample, ability to conduct tests without a skilled technician or a blood pretreatment step, the breadth of tests available, market presence, cost effectiveness, precision, accuracy or immediacy of results. There can be no assurance that the Company will have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully in the future. See "Business -- Products -- Products Under Development," "-- Technology" and "-- Competition."

PATENTS AND PROPRIETARY TECHNOLOGY

    The Company pursues an active patenting policy to protect inventions and technology which are important to its business. The Company owns eight United States patents covering various aspects of the technology incorporated in its products, including the method for separating HDL from other lipoproteins in a dry chemistry format, the basic design of the testing cassette and the L-D-X Analyzer and the method of correcting for the effects of substances that can interfere with testing of a blood sample. The Company has also filed patent applications relating to its technology internationally under the Patent Cooperation Treaty and individual foreign applications. The Company is also the licensee of one United States patent relating to the measurement of Lp(a) and a number of third party patents relating to its cassette technology.

    The medical products industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and any potential litigation can result in substantial loss or diversion of revenues of the Company and could have a material adverse effect on the Company. There can be no assurance that pending patent applications filed by the Company will be approved or that the issued or pending patents will not be challenged or circumvented by competitors. Notwithstanding the Company's active pursuit of patent protection, the Company believes that its future success will depend primarily upon the technical expertise, creative skills and management abilities of its officers, directors and key employees rather than on patent ownership.

    There can be no assurance that infringement claims will not be asserted by other parties in the future, that in such event the Company will prevail or that it will be able to obtain licenses on reasonable terms. Adverse determinations in any litigation could subject the Company to significant liabilities and/or require the Company to seek licenses from third parties. If the Company is unable to obtain necessary licenses or is unable to develop or implement alternative technology, the Company may be unable to manufacture and sell the affected products. Any of these outcomes could have a material adverse effect on the Company's business.

    The Company relies substantially on trade secrets, technical know-how and continuing invention to develop and maintain its competitive position. The Company works actively to foster continuing technological innovation to maintain and protect its competitive position, and the Company has taken security measures to protect its trade secrets and periodically explores ways to further enhance trade secret security. There can be no assurance that such measures will provide adequate protection for the Company's trade secrets or other proprietary information. Although the Company has entered into proprietary information agreements with its employees, consultants and advisors, there can be no assurance that these agreements will have adequate remedies for any breach. There can be no assurance that the Company's competitors will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology, or that the Company can meaningfully protect its right to its trade secrets.

GOVERNMENT REGULATION

  FDA AND OTHER REGULATIONS

    The manufacture and sale of the Company's products are subject to regulation by numerous governmental authorities, principally the United States Food and Drug Administration ("FDA") and
corresponding state and foreign regulatory agencies. Pursuant to the Federal Food, Drug and Cosmetic Act of 1938, as amended (the "FDC Act"), the FDA
regulates   the  clinical  testing,   manufacture,  labeling,  distribution  and
promotion of medical devices. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals, a recommendation by the FDA that the Company not be permitted to enter into government contracts and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

    In the United States, medical devices are classified into one of three classes, Class I, II or III, on the basis of the controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls (e.g. labeling, premarket notification and adherence to cGMPs). Class II devices are subject to general controls and to special controls (e.g. performance standards, postmarket surveillance, patient registries, and FDA guidelines). Generally, Class III devices are those that must receive premarket approval by the FDA to assure their safety and effectiveness (e.g. life-sustaining, life-supporting and implantable devices, or new devices which have not been found substantially equivalent to legally marketed devices), and require clinical testing to assure safety and effectiveness and FDA approval prior to marketing and distribution.

    Before a new device can be introduced into the market, the manufacturer must generally obtain marketing clearance through a pre-market notification under
Section 510(k) of the FDC Act or an approval of a PMA application under Section 515 of the FDC Act. A 510(k) clearance typically will be granted if the submitted information establishes that the proposed device is "substantially equivalent" to a legally marketed Class I or II medical device or to a Class III medical device for which the FDA has not called for PMAs. A 510(k) notification must contain information to support a claim of substantial equivalence, which may include laboratory test results or the results of clinical studies of the device in humans. It generally takes from four to twelve months from the date of submission to obtain a 510(k) clearance, but it may take longer. A "not substantially equivalent" determination by the FDA, or a request for additional information, could delay the market introduction of new products that fall into this category. For any devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect safety or effectiveness, or constitute a major change in the intended use of the device, will require new 510(k) submissions. The L-D-X Analyzer and all existing test cassettes required that the Company obtain 510(k) clearance prior to marketing in the United States.

    In general, the Company intends to develop and market tests that will require no more than 510(k) clearance. However, if the Company cannot establish that a proposed test cassette is substantially equivalent to a legally marketed device, the Company must seek pre-market approval of the proposed test cassette from the FDA through the submission of a PMA application. Certain products under development, including the PSA test, may require submission of a PMA application. A PMA application generally must be supported by extensive data including, laboratory, preclinical and clinical data to demonstrate safety and efficacy, as well as a complete description of the device and its components, and a detailed description of the methods, facilities and controls used to manufacture the device. In addition, the submission must include the proposed labeling, advertising literature and training methods (if required). Upon receipt of a PMA application, the FDA makes a threshold determination as to whether the application is sufficiently complete to permit a substantive review. If the FDA determines that the PMA application is sufficiently complete to permit a substantive review, the FDA will accept the application for filing. The PMA approval process can be lengthy, expensive and uncertain. An FDA review of a PMA application generally takes one to three years from the date the PMA application is accepted for filing, but may take significantly longer.

    Any products manufactured or distributed by the Company pursuant to FDA clearance or approvals are subject to pervasive and continuing regulation by FDA and certain state agencies, including record keeping requirements and reporting of adverse experience with the use of the device. Labeling and promotional activities are subject to scrutiny by FDA and, in certain circumstances, by the Federal Trade Commission. Current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses.

    The FDC  Act  regulates  the Company's  quality  control  and  manufacturing procedures by requiring the Company and its contract manufacturers to demonstrate compliance with cGMP. The FDA monitors compliance with these requirements by requiring manufacturers to register with the FDA, which subjects them to periodic inspections. While the Company's manufacturing processes, facilities and practices have not been inspected by the FDA, the Company believes that its manufacturing practices are in compliance with cGMP. The State of California also regulates and inspects Cholestech's manufacturing facilities. The Company has been inspected twice by the State of California to date and is manufacturing under an issued medical device manufacturers facility license from the State of California. If violations of the applicable regulations are noted during an FDA or State of California inspection of the Company's manufacturing facilities or the manufacturing facilities of its contract manufacturers, the continued marketing of the Company's product could be adversely affected.

    The Company and its products are also subject to a variety of state and local laws and regulations in those states or localities where its products are or will be marketed. Any applicable state or local laws or regulations may hinder the Company's ability to market its products in those states or localities.

    The Company is also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. There can be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations now or in the future or that such laws or regulations will not have a material adverse effect upon the Company.

    Changes in existing requirements or adoption of new requirements or policies could increase the cost of or otherwise adversely affect the ability of the
Company to comply with regulatory requirements. Failure to comply with regulatory requirements could have a material adverse effect on the Company.

  CLIA REGULATIONS

    The use of the Company's products in the United States is subject to CLIA, which provides for federal regulation of laboratory testing, an activity also regulated by most states. Laboratories either must obtain a registration certificate from HCFA, register with an approved accreditation agency or obtain a state license in a state with a federally approved license program. The CLIA regulations seek to ensure the quality of medical testing and generally took effect in September 1992 with a two-year phase-in of certain requirements. The three primary mechanisms to accomplish this goal are daily quality control requirements to ensure the accuracy of laboratory devices and procedures, proficiency testing to measure testing accuracy, and personnel standards to assure appropriate training and experience for laboratory workers. CLIA categorizes tests as "waived," or as being "moderately complex" or "highly complex" on the basis of specific criteria.

    Prior to January 1996, the L-D-X System, including all current cassettes, was categorized under CLIA as moderately complex. In January 1996, the L-D-X System and the TC, HDL, Triglycerides and Glucose tests in any combination were reclassified as waived under CLIA. Under the waived classification, users are only required to obtain a certificate of waiver from HCFA and pay a $100 fee. This certificate must be renewed every two years. Current L-D-X System users, including managed care organizations, hospitals, self-insured businesses and health promotion organizations, will now be able to use the L-D-X System at a lower cost. The Company provides United States purchasers of its products with the documentation, systems and support necessary for the purchaser to comply with CLIA. In order to successfully commercialize the tests that are currently under development, the

Company believes that it will be critical to obtain waived classification for such tests under CLIA. There can be no assurance that any new tests developed by the Company will qualify for the waived classification. Any failure of the new tests to obtain waived status under CLIA will adversely impact the Company's ability to commercialize such tests, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, there can be no assurance that any future amendment of CLIA or the promulgation of additional regulations impacting laboratory testing will not have an adverse effect on the Company's ability to market the L-D-X System. If CLIA regulations were modified in a manner that reduced regulatory requirements and burdens faced by competitive products, any competitive advantage of the L-D-X System's waived status would be reduced or eliminated.

THIRD PARTY REIMBURSEMENT

    In the United States, health care providers, such as hospitals and physicians, that purchase diagnostic products, including the Company's L-D-X System, generally rely on third party payors, principally private health insurance plans, federal Medicare and state Medicaid, to reimburse all or part of the cost of the procedure in which the product is being used. The Company's ability to commercialize its products successfully in the United States will depend in part on the extent to which reimbursement for the cost of such products and related treatment will be available from government health administration authorities (such as HCFA, which determines Medicare reimbursement levels), private health insurers and other organizations. Such third party payors can affect the pricing or the relative attractiveness of the Company's products by regulating the maximum amount of reimbursement provided by such payors for testing services. Reimbursement is currently not available for certain uses of the Company's products. For example, the cost of the L-D-X Analyzer is generally not subject to reimbursement by government or other third party payors. In addition, the tests performed by public health departments, corporate wellness programs and other large volume users in the screening market are generally not subject to reimbursement. In addition, certain health care providers are moving towards a managed care system in which such providers contract to provide comprehensive health care for a fixed cost per patient. Managed care providers are attempting to control the cost of health care by authorizing fewer elective procedures, such as screening of blood disease levels. The Company is unable to predict what changes will be made in the reimbursement methods utilized by third party payors. The Company could be adversely affected by changes in reimbursement policies of governmental or private health care payors, particularly to the extent any such changes affect reimbursement for procedures in which the Company's products are used. Third party payors are increasingly scrutinizing and challenging the prices charged for medical products and services. Decreases in reimbursement amounts for tests performed using the Company's products may decrease amounts physicians and other practitioners are able to charge patients, which in turn may adversely affect the Company's ability to sell its products on a profitable basis. Failure by physicians and other users to obtain reimbursement from third party payors, or changes in government and private third party payors' policies toward reimbursement of tests employing the Company's products could have a material adverse effect on the Company's business. Given the efforts to control and reduce health care costs in the United States in recent years, there can be no assurance that currently available levels of reimbursement will continue to be available, or that adequate reimbursement will be available in the future for the Company's existing products or products under development. See "Risk Factors
- -- Uncertainty Relating to Third Party Reimbursement."

    Effective October 1, 1991, HCFA adopted new regulations providing for the inclusion of capital-related costs in the prospective payment system, under which providers are reimbursed on a per-diagnosis basis at fixed rates unrelated to actual costs, based on diagnostic related groups (DRGs). Under this system of reimbursement, equipment costs generally will not be reimbursed separately, but rather, will be included in a single, fixed-rate, per patient reimbursement. These regulations are being phased in over a ten-year period, and, although the full implications of these regulations cannot yet be known, the Company believes that the new regulations will place more pressure on hospitals' operating margins, causing them to limit capital expenditures. These regulations could have an adverse effect on the Company if hospitals decide to defer obtaining medical equipment as a result of any such limitation on their capital expenditures. The Company is unable to predict what adverse impact on the Company, if any, additional government regulations, legislation or initiatives or changes by other payors affecting reimbursement or other matters that may influence decisions to obtain medical equipment may have.

    In addition, market acceptance of the Company's products in international markets is dependent, in part, upon the availability of reimbursement within prevailing health care payment systems. Reimbursement and health care payment systems in international markets vary significantly by country, and include both government sponsored health care and private insurance.

    The Company believes that the overall escalating cost of medical products and services has led to and will continue to lead to increased pressures on the health care industry, both foreign and domestic, to reduce the cost of products and services, including products offered by the Company. There can be no assurance as to either United States or foreign markets that third party reimbursement and coverage will be available or adequate, that current reimbursement amounts will not be decreased in the future or that future legislation, regulation, or reimbursement policies of third party payors will not otherwise adversely affect the demand for the Company's products or its ability to sell its products on a profitable basis.

PRODUCT LIABILITY AND INSURANCE

    Sale of the Company's products entails risk of product liability claims. The medical testing industry has historically been litigious, and the Company faces financial exposure to product liability claims in the event that use of its products result in personal injury. The Company also faces the possibility that defects in the design or manufacture of its products might necessitate a product recall. There can be no assurance that the Company will not experience losses due to product liability claims or recalls in the future. The Company currently maintains product liability insurance with coverage limits of $5.0 million per occurrence and $5.0 million annually in the aggregate, and there can be no assurance that the coverage limits of the Company's insurance policies will be adequate. Such insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms, or at all. No assurance can be given that product liability insurance can be maintained in the future at a reasonable cost or in sufficient amounts to protect the Company against losses due to liability. An inability to maintain insurance at an acceptable cost or to otherwise protect against potential product liability could prevent or inhibit the continued commercialization of the Company's products. In addition, a product liability claim in excess of relevant insurance coverage or product recall could have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company has liability insurance covering its property and operations with coverage and deductible amounts and exclusions which the Company believes are customary for companies of its size in its industry. The Company's personal property is insured for up to $4.0 million and it has comprehensive general liability coverage of up to $5.0 million. In addition, the Company has business interruption insurance of up to $5.6 million. There can be no assurance that the Company's current insurance coverage is adequate or that it will be able to maintain insurance at an acceptable cost or otherwise to protect against liability.

EMPLOYEES

    As of March 31, 1996, the Company employed 79 full-time employees. There were 33 employees in sales, marketing and administration and 42 employees in manufacturing and 4 employees devoted to research and development. The Company seeks to attract and retain skilled and experienced employees with directly relevant experience in the fields of interest, although there can be no assurance that it will continue to do so in the future. The loss of key personnel or the inability to hire or retain qualified personnel, in particular a new executive officer of sales could have a material adverse effect on the Company's business, financial condition and results of operations. None of the employees is covered by a collective bargaining agreement, and management considers relations with employees to be excellent.

ITEM 2.  PROPERTIES

    The Company leases a 30,000 square foot facility in Hayward, California. The Company's facility contains approximately 5,000 square feet of laboratory space, 7,000 square feet of manufacturing space and approximately 18,000 square feet devoted to marketing and administrative and common areas. The Company's lease on the facility expires in the year 2000. The Company believes that this facility is adequate to meet its requirements through the expiration of its lease.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is not a party to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not Applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company are as follows:

NAME                                      AGE                                    POSITION
- ------------------------------------      ---      ---------------------------------------------------------------------
Warren E. Pinckert II...............          52   President, Chief Executive Officer and Director
Steven L. Barbato...................          46   Vice President of Manufacturing
Gary E. Hewett......................          44   Vice President of Diagnostic Development
Richard H. Janney...................          37   Vice President of Finance and Chief Financial Officer

    WARREN E. PINCKERT II joined the Company as Chief Financial Officer and Vice President of Business Development in 1989 and became Secretary in February 1990. Mr. Pinckert became Executive Vice President of Operations in May 1991 while retaining his previous positions. In June 1993, Mr. Pinckert became President and Chief Executive Officer and was appointed to the Board of Directors. Prior to joining Cholestech, he was Chief Financial Officer for Sunrise Medical Inc., an international durable medical equipment manufacturer, from 1983 to 1989. Mr. Pinckert also serves on the Board of Directors of PacifiCare Health Systems, a managed care organization. Mr. Pinckert earned a B.S. in Accounting and an M.B.A. from the University of Southern California and is a certified public accountant.

    STEVEN L. BARBATO joined the Company as Vice President of Manufacturing in May 1992. From 1990 to January 1992, Mr. Barbato served as Vice President of Operations of the Pandex Division of Baxter Diagnostics, Inc. ("Baxter Diagnostics"), a biotechnical instrument and reagent development division and served in other capacities at Baxter Diagnostics from January 1992 to May 1992. From 1989 to 1990, Mr. Barbato served as Director of Manufacturing for the Paramax Chemistry Division of Baxter Diagnostics, a division manufacturing automated whole blood analyzers. From 1987 to 1989, Mr. Barbato was employed as Manager of Manufacturing by the Pandex Division of Baxter Diagnostics. Mr. Barbato earned a B.S. in Chemical Engineering from Northeastern University and an M.B.A. from Xavier University.

    GARY E. HEWETT, a co-founder of the Company, has served as Vice President of Diagnostic Development since the Company's inception in 1988. From 1985 to 1988, Mr. Hewett was employed by Genelabs, Inc., a biotechnology company, as Vice President of Diagnostics. Prior to 1985, he was
employed in a variety of management and technical positions at the following companies: Cetus Corporation, a biotechnology firm, from 1983 to 1985; Molecular Design, Inc., a computer software company, from 1980 to 1983; Beckman Instruments, Inc., a clinical instrument company, from 1978 to 1983; and Durrum Instrument (Dionics), an analytical instrument firm, from 1975 to 1978. Mr. Hewett earned a B.A. in Neurophysiology from the University of California, Berkeley.

    RICHARD H. JANNEY joined the Company in September 1992 as Controller and became Vice President of Finance and Chief Financial Officer if March 1995. Prior to joining the Company, he was employed by Price Waterhouse LLP from 1984 to September 1992. Mr. Janney earned a B.S. in Business Administration from California Polytechnic State University at San Luis Obispo and is a certified public accountant.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "CTEC." The following table sets forth the quarterly high and low closing sale prices for the Company's Common Stock.

                                                              HIGH        LOW
                                                            ---------  ---------
FISCAL YEAR 1995
  First Quarter                                             $    5.25  $    2.50
  Second Quarter                                                 3.25       1.75
  Third Quarter                                                  3.25       1.13
  Fourth Quarter                                                 3.00       1.50

FISCAL YEAR 1996
  First Quarter                                             $    2.50  $    1.50
  Second Quarter                                                 3.00       2.13
  Third Quarter                                                  3.75       2.25
  Fourth Quarter                                                 7.56       3.13

    On June 12, 1996, there were approximately 309 holders of record of the Company's Common Stock.

    The Company has never declared or paid dividends on its capital stock. The Company currently expects to retain future earnings, if any, to finance the growth and development of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                        YEAR ENDED MARCH 31,
                                                     ----------------------------------------------------------
                                                        1992        1993        1994        1995        1996
                                                     ----------  ----------  ----------  ----------  ----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Revenues:
    Products.......................................  $      939  $    3,744  $    3,029  $    4,038  $    6,873
    Licenses.......................................         579          --          --          --          --
                                                     ----------  ----------  ----------  ----------  ----------
                                                          1,518       3,744       3,029       4,038       6,873
  Cost of products sold............................         565       4,908       4,972       3,933       4,505
                                                     ----------  ----------  ----------  ----------  ----------
  Gross profit (loss)..............................         953      (1,164)     (1,943)        105       2,368
                                                     ----------  ----------  ----------  ----------  ----------
  Operating expenses:
    Research and development.......................       6,124       1,843       2,134         715         714
    Sales and marketing............................       1,446       2,171       2,909       2,694       3,168
    General and administrative.....................       2,373       3,133       2,288       1,983       1,376
                                                     ----------  ----------  ----------  ----------  ----------
      Total operating expenses.....................       9,943       7,147       7,331       5,392       5,258
                                                     ----------  ----------  ----------  ----------  ----------
  Loss from operations.............................      (8,990)     (8,311)     (9,274)     (5,287)     (2,890)
  Interest income, net.............................         100         246         364         243         144
                                                     ----------  ----------  ----------  ----------  ----------
  Net loss.........................................  $   (8,890) $   (8,065) $   (8,910) $   (5,044) $   (2,746)
                                                     ----------  ----------  ----------  ----------  ----------
                                                     ----------  ----------  ----------  ----------  ----------
  Net loss per share (1)...........................  $   (13.38) $    (1.57) $    (1.14) $     (.63) $     (.34)
                                                     ----------  ----------  ----------  ----------  ----------
                                                     ----------  ----------  ----------  ----------  ----------
  Weighted average common shares (1)...............         664       5,122       7,791       7,954       8,042
                                                     ----------  ----------  ----------  ----------  ----------
                                                     ----------  ----------  ----------  ----------  ----------


                                                                             MARCH 31,
                                                     ----------------------------------------------------------
                                                        1992        1993        1994        1995        1996
                                                     ----------  ----------  ----------  ----------  ----------
                                                                           (IN THOUSANDS)
BALANCE SHEET DATA:
  Cash, cash equivalents and restricted marketable
   securities......................................  $    4,355  $   18,964  $   11,058  $    5,230  $    4,111
  Working capital..................................       1,942      14,660       9,239       5,929       4,442
  Total assets.....................................       8,730      25,399      15,685      10,041       9,645
  Long-term liabilities............................         650         361          54          44         810
  Accumulated deficit..............................     (24,898)    (32,962)    (41,872)    (46,916)    (49,662)
  Shareholders' equity.............................       4,264      21,991      13,412       8,513       5,982

- --------------
(1) See Note 1 of Notes to Financial Statements for an explanation of shares used in computing net loss per share.

(2) The Company's fiscal year is a 52-53 week period ending on the last Friday in March. All fiscal years referenced in the Report consist of 52 weeks, except fiscal 1995, which consisted of 53 weeks. For convenience, the Company has indicated in this Report that its fiscal year ends on March 31.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION OF OPERATIONS AND FINANCIAL CONDITION OF CHOLESTECH SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT. SPECIAL NOTE: CERTAIN STATEMENTS SET FORTH BELOW CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE REFORM ACT. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ON PAGE 2 FOR ADDITIONAL FACTORS RELATING TO SUCH STATEMENTS.

GENERAL

    The Company develops, manufactures and markets a proprietary point of care diagnostic system which measures specific analytes to detect various diseases and disorders within five minutes using a single drop of whole blood. The Company has experienced significant operating losses since inception and, as of March 31, 1996, had an accumulated deficit of $49.7 million. The Company has not generated significant revenues to date, and there can be no assurance that significant revenues will ever be achieved. The Company is developing certain additional tests designed to extend the L-D-X System's capabilities. The Company believes that its future growth will depend, in part, upon its ability to complete development and successfully introduce these new tests. The Company expects to continue to incur operating losses as well as negative cash flows from operations as it expands product research and development efforts for new test panels, pursues regulatory clearances and approvals, expands sales and marketing activities to address the monitoring market, and develops and expands manufacturing capacity for existing and new test panels. The development and commercialization of the new tests will require additional development, sales and marketing, manufacturing and other expenditures. The required level and timing of such expenditures will impact the Company's ability to achieve profitability and positive cash flows from operations.

RESULTS OF OPERATIONS

  YEARS ENDED MARCH 31, 1995 AND 1996

    REVENUES. The Company's revenues increased by 70.2% from $4.0 million in fiscal 1995 to $6.9 million in fiscal 1996. Domestic revenues increased by 72.2% from $3.2 million in fiscal 1995 to $5.6 million in fiscal 1996 while international revenues increased by 62.2% from $817,000 in fiscal 1995 to $1.3 million in fiscal 1996. The increase in revenues reflected increased unit sales of the L-D-X Analyzer and test cassettes to hospitals, managed care organizations, public health departments, corporations and other health care providers in the screening market. The Company's product sales to the United States monitoring market were minimal in each fiscal year. The Company expects that international revenues will continue to decline as a percentage of total revenues in future periods as the Company increases sales and marketing efforts in the monitoring market in the United States.

    COSTS OF PRODUCTS SOLD. Costs of products sold increased 14.5% from $3.9 million in fiscal 1995 to $4.5 million in fiscal 1996, as unit sales of the L-D-X Analyzer and test cassettes increased. Gross margin was 2.6% and 34.5% in fiscal 1995 and 1996, respectively. The improvement in the gross margin was primarily attributable to improved cassette manufacturing yields, improved quality assurance procedures and growth in the volume of units sold. During fiscal 1995, the Company improved cassette manufacturing yields and quality assurance procedures and reduced staffing levels by eliminating technical and engineering positions specific to initial product development and scale-up of manufacturing capacity. The resulting manufacturing efficiencies and cost reductions were reflected for the full year of fiscal 1996.

    The Company has obtained rights to use certain technology in the manufacture of certain of its products. The related agreements provide for the Company to pay royalties ranging from 0.6% to 6.0% of net sales of the applicable products. Total royalty expense for fiscal 1995 and 1996 was $132,000 and $381,000, respectively, and was charged to costs of products sold.

    RESEARCH AND DEVELOPMENT. Research and development expenses remained constant between fiscal 1995 and fiscal 1996 as a result of the Company's decision to concentrate available resources on expansion of sales and marketing activities for existing test panels. However, the Company believes that its future revenue growth and profitability will depend, in part, upon its ability to complete development and successfully introduce new test panels designed to extend the L-D-X System's capabilities to include additional tests useful in the screening and monitoring markets. The Company is currently developing additional tests to detect disease states such as metabolic bone diseases and disorders, prostate cancer and diabetes. Each of these new tests is at an early stage of development and the Company will be required to undertake time consuming and costly development activities and seek regulatory approval for these new tests. As a result, the Company currently anticipates that research and development expenditures will increase significantly in future periods as product development and manufacturing scale-up efforts for new tests increase.

    SALES AND MARKETING. Sales and marketing expenses increased 17.6% from $2.7 million in fiscal 1995 to $3.2 million in fiscal 1996. The increase in sales and marketing expenses was primarily attributable to expansion of the Company's domestic direct sales and marketing organization, increased commissions associated with increased product sales and, to a lesser extent, participation in domestic conferences and trade shows. The Company currently anticipates that sales and marketing expenses will increase in future periods as the Company expands sales and marketing activities to address the monitoring market, in particular the POL segment of the monitoring market.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased 30.6% from $2.0 million in fiscal 1995 to $1.4 million in fiscal 1996. The decrease in general and administrative expenses was primarily a result of reduced headcount and reduced expenditures for rent and insurance. In fiscal 1995, general and administrative expenses included a one-time charge of approximately $114,000 as a result of headcount reductions. Absent such one-time charge, general and administrative expenses for fiscal 1995 would have been $1.9 million.

    INTEREST INCOME (EXPENSE), NET. Interest income was earned on investment of cash balances generated from prior equity financings of the Company. Interest expense was incurred on capital lease financings, the bank line of credit and long-term debt obtained by the Company.

  YEARS ENDED MARCH 31, 1994 AND 1995

    REVENUES. Revenues increased 33.3% from $3.0 million in fiscal 1994 to $4.0 million in fiscal year 1995. Domestic revenues increased by 74.6% from $1.8 million in fiscal 1994 to $3.2 million in fiscal 1995, while international revenues decreased by 31.1% from $1.2 million in fiscal 1994 to $817,000 in fiscal 1995. The increase in domestic revenues reflected an increase in sales of diagnostic tests to the domestic screening market. The decrease in international revenues reflected the completion in fiscal 1994 of the Company's promotional activities with Warner Lambert/Parke Davis Corporation ("Warner Lambert") in Italy relating to Warner Lambert's hypolipidemic agent, Lopid.

    COSTS OF PRODUCTS SOLD. Costs of products sold decreased 20.9% from $5.0 million in fiscal 1994 to $3.9 million in fiscal 1995. Costs of products sold as a percentage of total revenues decreased from 164.1% in fiscal 1994 to 97.4% in fiscal 1995. The decrease was primarily attributable to the Company's successful completion of efforts to improve cassette manufacturing yields and improve quality assurance procedures. The improvements in cassette manufacturing and quality assurance procedures enabled the Company to reduce staffing levels by eliminating technical and engineering positions specific to initial product development and expansion of the Company's manufacturing capacity. Total royalty expense for fiscal 1994 was $140,000 and was charged to costs of products sold.

    RESEARCH AND DEVELOPMENT. Research and development expenses decreased 66.5% from $2.1 million in fiscal 1994 to $715,000 in fiscal 1995. The decrease in research and development expenses was primarily a result of completing the development of, and obtaining FDA approval for, a TC/HDL/ Glucose test and a Lipid Profile plus Glucose test and, transitioning to product marketing in fiscal 1995 from product development in fiscal 1994. The fiscal 1995 expenses included $715,000 for new product development and product enhancements to meet customer demands while fiscal 1994 expenses included $733,000 for manufacturing scale-up costs and $1.4 million related to continued development of the L-D-X System and its related products.

    SALES AND MARKETING. Sales and marketing expenses decreased 7.4% from $2.9 million in fiscal 1994 to $2.7 million in fiscal 1995. The decrease in sales and marketing expenses was a direct result of the Company's efforts to improve efficiency. During fiscal 1995, the Company focused on increasing domestic product sales while selectively targeting potential sources of international product sales. The strategy allowed the Company to reduce sales and marketing expenses in fiscal 1995 although product sales increased.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased 13.3% from $2.3 million in fiscal 1994 to $2.0 million in fiscal 1995. General and administrative expenses for fiscal 1995 included a one-time charge of approximately $114,000 due to a reduction in the number of administrative personnel. Absent such one-time charge, general and administrative expenses for fiscal 1995 would have been $1,886,000. In addition, fiscal 1994 expenses included a net gain of $290,000 upon the settlement of a dispute in connection with a licensing agreement. Absent such net gain, general and administrative expenses for fiscal 1994 would have been $2.6 million. After consideration of the net gain and one-time charge, actual general and administrative expenses for fiscal 1995 decreased approximately $704,000 or 27% from fiscal 1994. The decrease resulted from the Company's efforts to control costs and conserve resources through reduced headcount and improved operating efficiency.

    INTEREST INCOME (EXPENSE), NET. Interest income was earned on investment of cash balances generated from equity financings of the Company. Interest expense was incurred on capital lease financings obtained by the Company.

  INCOME TAX CARRYFORWARDS

    As of March 31, 1996, the Company had net operating loss carryforwards available to reduce taxable income through 2011 for federal and state income tax purposes of approximately $46.0 million and $21.0 million, respectively. Additionally, the Company had research and development credit carryforwards available to reduce income taxes through 2011 for federal and state income tax purposes of approximately $1.5 million and $493,000, respectively. There is an annual limitation of approximately $1.5 million for federal and state income tax reporting purposes on the use of approximately $8.1 million and $1.1 million of net operating losses, and of $390,000 and $160,000 of tax credit carryforwards, respectively. The Company's net operating losses and tax credit carryforwards incurred prior to December 1992 are subject to an annual limitation of approximately $5.5 million for federal and state income tax reporting purposes on the use of approximately $28.2 million and $8.1 million of net operating loss carryforwards, respectively, and of $1.2 million and $379,000 of tax credit carryforwards, respectively. If the amount of these limitations are not utilized in any year, the amount not utilized increases the allowable limit in the subsequent year.

  IMPACT OF ADOPTION OF NEW ACCOUNTING STANDARDS

    In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," ("FAS 121") which requires the Company to review for impairment long-lived assets, certain identifiable intangibles and goodwill related to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. In certain situations, an impairment loss would be recognized. The Company will adopt FAS 121 during fiscal 1997 and, based on its initial evaluation, does not expect its adoption to have a material impact on the Company's financial condition or results of operations.

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("FAS 123") which established a fair value based method of accounting for stock-based compensation plans and requires additional disclosures for those companies who elect not to adopt the new method of accounting. The Company will adopt FAS 123 during fiscal 1997. The Company intends to continue to account for employee stock options using the intrinsic value method prescribed by APB Opinion No. 25 and to adopt the "disclosure only" pro forma alternative described in FAS 123.

  POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS

    The Company may experience significant fluctuations in revenues and results of operations on a quarter to quarter basis in the future. Quarterly operating results will fluctuate due to numerous factors, including the timing and level of market acceptance of the L-D-X System, particularly with respect to POLs, the timing of introduction and availability of new tests, the timing and level of expenditures associated with new product development activities, the timing and level of expenditure associated with expansion of sales and marketing activities and overall operations, the Company's ability to cost-effectively expand cassette manufacturing capacity and maintain consistently acceptable yields in the manufacture of cassettes, the timing of establishment of strategic distribution arrangements and success of the activities conducted under such arrangements, variations in manufacturing efficiencies, changes in demand for its products based on changes in third party reimbursement, competition, changes in government regulation and other factors, the timing of significant orders from and shipments to customers, and general economic conditions. These factors are difficult to forecast, and these or other factors could have a material adverse effect on the Company's business, financial condition and results of operations. Fluctuations in quarterly demand for products and order cancellations may adversely affect the continuity of the Company's manufacturing operations, increase uncertainty in operational planning, disrupt cash flow from operations and contribute to the volatility of the Company's stock price. The Company's expenses are based in part on the Company's expectations as to future revenue levels and to a large extent are fixed in the short-term. If actual revenues do not meet expectations, the Company's business, financial condition and results of operations could be materially adversely affected.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has financed its operations primarily through the sale of equity securities and, to a lesser extent, through capital lease financings and a long term note payable. Through March 31, 1996, the Company had received approximately $55.1 million in net proceeds from equity financings. As of March 31, 1996, the Company had approximately $361,000 of cash and cash equivalents. In addition, the Company had $3.75 million of restricted marketable securities that currently secure a $3.0 million revolving bank line of credit. While the line of credit is in effect, the Company is required to maintain on deposit with the bank $3.75 million of restricted marketable securities or a $3.0 million certificate of deposit as pledged collateral, restricted as to use when the Company has outstanding borrowings under the agreement. The line of credit expires on October 31, 1996. As of March 31, 1996, borrowings under the line of credit totaled $250,000. If the Company's cash and restricted marketable securities were to fall below $3.0 million, the Company would be required to either renegotiate the terms or cancel the revolving line of credit. At March 31, 1996, the Company also had approximately $1.3 million outstanding under a long term note. The note contains various provisions including requirements that the Company maintain at least $3.0 million in cash and restricted marketable securities and a security deposit in the amount of $150,000 payable to the lender in the event of a default on the note. If the Company's cash and restricted marketable securities were to fall below $3.0 million, the Company would be required to deposit with the lender an additional $200,000 as a security deposit.

    Net cash used in operating activities was approximately $7.2 million, $5.0 million and $2.4 million in fiscal 1994, 1995 and 1996, respectively. Cash used in operating activities during fiscal 1996 resulted primarily from net losses and the net effect of increases in inventory, receivables and accounts payable and accrued expenses of $559,000, $443,000 and $721,000, respectively, which reflects the effect of increased revenues from fiscal 1995 and the anticipated increase in revenues during fiscal 1997. Net cash provided by investing activities in fiscal 1995 resulted primarily from the sales of marketable securities. During fiscal 1996, net cash used in investing activities reflected the Company's purchases of property and equipment. Net cash used in financing activities in fiscal 1995 reflected the repayment of capital lease obligations, while the net cash provided by financing activities in fiscal 1996 reflected approximately $1.7 million in net proceeds from a note payable, borrowing under the line of credit and issuances of Common Stock.

    The Company intends to expend substantial funds for product research and development, expansion of sales and marketing activities, expansion of manufacturing capacity and other working capital and general corporate purposes. Although the Company believes that the net proceeds of a public offering of Common Stock currently expected to be completed in June 1996, together with its unrestricted cash balances, internally generated funds, bank borrowings under existing lines of credit and proceeds from issuances of Common Stock to Metra Biosystems will be sufficient to meet its capital requirements for the foreseeable future, there can be no assurance that the Company will not require additional financing. The Company's actual liquidity and capital requirements will depend upon numerous additional factors, including the costs and timing of expansion of manufacturing capacity, the number and type of new tests the Company seeks to develop, the costs and timing of expansion of sales and marketing activities, the extent to which the Company's existing and new products gain market acceptance, competing technological and market developments, the progress of commercialization efforts of the Company's distributors, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, developments related to regulatory and third party reimbursement matters and CLIA, and other factors. In the event that additional financing is needed, the Company may seek to raise additional funds through public or private financing, collaborative relationships or other arrangements. Any additional equity financing may be dilutive  to  shareholders,  and  debt  financing,  if  available,  may  involve restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its technologies, products or marketing territories. The failure of the Company to raise capital when needed could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that such financing, if required, will be available on satisfactory terms, if at all.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Reference is made to the financial statements and supplemental data required by this item and set forth at the pages indicated in Item 14(a) of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item concerning the Company's directors is incorporated by reference from the section captioned "Election of Directors" contained in the Company's Proxy Statement related to the Annual Meeting of Shareholders to be held August 22, 1996, to be filed by the Company with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year pursuant to General Instruction G(3) of Form 10-K (the "Proxy Statement"). The information required by this item concerning executive officers is set forth in Part I of this Report. The information required by this item concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference from the section captioned "Compliance with Section 16(a) of the Exchange Act" contained in the Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this item is incorporated by reference from the section captioned "Executive Compensation" contained in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The  information required by this item is incorporated by reference from the
section  captioned  "Security  Ownership   of  Certain  Beneficial  Owners   and
Management" contained in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated by reference from the sections captioned "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions With Management" contained in the Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a)(1) FINANCIAL STATEMENTS

        The following financial statements are filed as part of this Report:

                                                                                            PAGE
                                                                                            -----
Report of Independent Accountants......................................................         F-2
Balance Sheets.........................................................................         F-3
Statements of Operations...............................................................         F-4
Statement in Changes in Shareholders' Equity...........................................         F-5
Statements of Cash Flows...............................................................         F-6
Notes to Financial Statements..........................................................         F-7

    (a)(2) FINANCIAL STATEMENT SCHEDULES

        II -- Valuation and Qualifying Accounts

                             CHOLESTECH CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS

                                                                              ADDITIONS
                                                                BALANCE AT    TO COSTS                 BALANCE AT
                                                                 BEGINNING       AND                     END OF
                                                                 OF PERIOD    EXPENSES    DEDUCTIONS     PERIOD
                                                                -----------  -----------  -----------  -----------
FISCAL YEAR ENDED MARCH 25, 1994
  Allowance for doubtful accounts.............................  $   115,000   $  11,000    $  50,000   $    76,000
  Amortization of other assets................................       60,000     142,000       --           202,000
                                                                -----------  -----------  -----------  -----------
                                                                $   175,000   $ 153,000    $  50,000   $   278,000
                                                                -----------  -----------  -----------  -----------
                                                                -----------  -----------  -----------  -----------
FISCAL YEAR ENDED MARCH 31, 1995
  Allowance for doubtful accounts.............................  $    76,000   $  17,000    $  68,000   $    25,000
  Amortization of other assets................................      202,000     142,000       --           344,000
                                                                -----------  -----------  -----------  -----------
                                                                $   278,000   $ 159,000    $  68,000   $   369,000
                                                                -----------  -----------  -----------  -----------
                                                                -----------  -----------  -----------  -----------
FISCAL YEAR ENDED MARCH 29, 1996
  Allowance for doubtful accounts.............................  $    25,000   $  57,000    $  --       $    82,000
  Amortization of other assets................................      344,000     487,000       --           831,000
                                                                -----------  -----------  -----------  -----------
                                                                $   369,000  $  544,000   $   --       $   913,000
                                                                -----------  -----------  -----------  -----------
                                                                -----------  -----------  -----------  -----------

    All other Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

    (a)(3) EXHIBITS

    3.1(2)    Restated Articles of Incorporation of Registrant.
    3.2(1)    Bylaws of Registrant, as amended.
10.1(3)       1988 Stock Incentive Program and forms of agreements thereunder.
10.2(3)       Employee Stock Purchase Plan.
10.3(1)       Standard Industrial Lease Agreement between Registrant and Sunlife
              Assurance Company of Canada dated October 22, 1989.
10.3.1(8)     First Amendment to Standard Industrial Lease Agreement between
              Registrant and Sunlife Assurance Company of Canada dated April
              1995.
10.4(1)       Forms of Indemnification Agreements between Registrant and its officers and its directors.
10.5(1)       Employment Agreement between Registrant and Edward L. Erickson dated December 6, 1991.
10.6(1)       Equipment Lease Agreement between Registrant and MMC/GATX
              Partnership No. 1 dated August 17, 1990.
10.6.1(1)     Revised Warrant to Purchase Series D Preferred Stock issued to
              MMC/GATX Partnership No. 1.
10.7(1)       Master Lease Agreement between Registrant and LINC Venture Lease
              Partners II L.P. dated June 13, 1991.
10.7.1(1)     Amendment No. 1 to Warrant issued to LINC Venture Lease Partners
              II L.P.
10.8(1)       Supply Agreement effective the 15th day of February 1991 by and between Ciba Corning Diagnostics Corp. and the Registrant.

10.9(4)       Employment Agreement between Registrant and Steven L. Barbato dated April 27, 1992.
10.10(4)      Employment Agreement between Registrant and Robert J. Guyon dated
              July 13, 1992.
10.11.1(5)    Letter Agreement effective September 28 1993 by and between Union
              Bank and Registrant.
10.11.2(5)    Promissory Note effective September 28 1993 by and between Union
              Bank and Registrant.
10.11.3(5)    Security Agreement effective September 28, 1993 by and between
              Union Bank and Registrant.
10.11.4(7)    First Amendment to the Letter Agreement by and between Union Bank and Registrant.
10.11.5(7)    First Amendment to the Promissory Note by and between Union Bank and Registrant.
10.11.6(10)   Second Amendment to the Letter Agreement by and between Union Bank and Registrant.
10.11.7(10)   Second Amendment to the Promissory Note by and between Union Bank and Registrant.
10.12(4)      License Agreement between Registrant and Eastman Kodak Company dated December 23, 1992.
10.13(6)      Employment Agreement between Registrant and Linda H. Masterson dated May 12, 1994.
10.14(9)      Loan Agreement between Registrant and Phoenixcor, Inc. dated
              August 31, 1995.
10.15*(11)    Development, License and Distribution Agreement between Registrant and Metra Biosystems, Inc. dated May 3, 1996.
10.16(11)     Registration Rights Agreement between Registrant and Metra
              Biosystems, Inc. dated May 3, 1996.
23.1          Consent of Price Waterhouse LLP, Independent Accountants.
24.1          Power of Attorney (See page 33).
27.1(11)      Financial Data Schedule.

- --------------
 * Confidential treatment has been requested with respect to certain portions of this exhibit. The redacted portions have been filed separately with the Securities and Exchange Commission.

 +  Previously filed.

(1) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-1 (No. 33-47603) which became effective on June 26, 1992.

(2) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-1 (No. 33-54300) which became effective on December 16, 1992.

(3) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-8 (No. 333-4148) as filed with the Securities and Exchange Commission on April 26, 1996.

(4) Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the year ended March 26, 1993.

(5) Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended December 23, 1993.

(6) Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended June 24, 1994.

(7) Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended September 23, 1994.

(8) Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

(9) Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended September 29, 1995.

(10) Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended December 29, 1995.

(11) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-1 (No. 333-3367) filed with the Commission on May 9, 1996.

(b) REPORTS ON  FORM 8-K.   The Company  did not  file any reports  on Form  8-K
    during the quarter ended March 31, 1996.

(c) EXHIBITS.  See Item 14(a)(3) above.

(d) FINANCIAL STATEMENT SCHEDULES.  See Item 14(a)(2) above.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CHOLESTECH CORPORATION

                                          By:      /s/ WARREN E. PINCKERT II
                                             -----------------------------------
                                                    Warren E. Pinckert II
                                             PRESIDENT, CHIEF EXECUTIVE OFFICER
                                                         AND DIRECTOR

Date: June 26, 1996

                               POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Warren E. Pinckert II and Richard H. Janney, and each of them, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

                        SIGNATURE                                              TITLE                              DATE
- ---------------------------------------------------------  ----------------------------------------------  ------------------

                   /S/  WARREN E. PINCKERT II
      ---------------------------------------------        President, Chief Executive Officer and               June 26, 1996
                 (Warren E. Pinckert II)                    Director (Principal Executive Officer)

                      /S/  RICHARD H. JANNEY               Vice President of Finance and Chief Financial
      ---------------------------------------------         Officer (Principal Financial and Accounting         June 26, 1996
                   (Richard H. Janney)                      Officer)

                  /S/  HARVEY S. SADOW, PH.D.
      ---------------------------------------------        Director                                             June 26, 1996
                (Harvey S. Sadow, Ph.D.)

                       /S/  JOHN L. CASTELLO
      ---------------------------------------------        Director                                             June 26, 1996
                   (John L. Castello)

                         /S/  H.R. SHEPHERD
      ---------------------------------------------        Director                                             June 26, 1996
                     (H.R. Shepherd)

                   /S/  JOSEPH BUCHMAN, M.D.
      ---------------------------------------------        Director                                             June 26, 1996
                 (Joseph Buchman, M.D.)

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                               PAGE
                                                                                                             ---------
Report of Independent Accountants..........................................................................        F-2
Balance Sheets.............................................................................................        F-3
Statements of Operations...................................................................................        F-4
Statement of Changes in Shareholders' Equity...............................................................        F-5
Statements of Cash Flows...................................................................................        F-6
Notes to Financial Statements..............................................................................        F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Cholestech Corporation

In  our opinion,  the financial statements  listed in the  index appearing under
Item 14(a)(1) and (2) on page 24 present fairly, in all material respects, the financial position of Cholestech Corporation at March 31, 1995 and March 29, 1996, and the results of its operations and its cash flows for each of the three years in the period ended March 29, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

San Jose, California
April 24, 1996, except as to Note 11,
which is as of May 9, 1996

                             CHOLESTECH CORPORATION
                                 BALANCE SHEETS

                                     ASSETS

                                                                                    MARCH 31,        MARCH 29,
                                                                                      1995             1996
                                                                                 ---------------  ---------------
Current assets:
  Cash and cash equivalents....................................................  $     1,230,000  $       361,000
  Marketable securities........................................................        4,000,000               --
  Restricted marketable securities.............................................               --        3,750,000
  Accounts receivable..........................................................          664,000        1,107,000
  Inventories..................................................................        1,351,000        1,910,000
  Prepaid expenses and other assets............................................          168,000          167,000
                                                                                 ---------------  ---------------
    Total current assets.......................................................        7,413,000        7,295,000
Property and equipment, net....................................................        2,182,000        2,041,000
Other assets, net..............................................................          446,000          309,000
                                                                                 ---------------  ---------------
                                                                                 $    10,041,000  $     9,645,000
                                                                                 ---------------  ---------------
                                                                                 ---------------  ---------------

                                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term bank borrowings...................................................  $            --  $       250,000
  Accounts payable and accrued expenses........................................          893,000        1,614,000
  Accrued payroll and benefits.................................................          304,000          253,000
  Product warranty.............................................................          150,000          187,000
  Current portion of long-term debt............................................               --          499,000
  Other liabilities............................................................          137,000           50,000
                                                                                 ---------------  ---------------
    Total current liabilities..................................................        1,484,000        2,853,000
Long-term debt, less current portion...........................................               --          799,000
Other liabilities..............................................................           44,000           11,000
                                                                                 ---------------  ---------------
    Total liabilities..........................................................        1,528,000        3,663,000
                                                                                 ---------------  ---------------
Commitments (Notes 5 and 6)....................................................
Shareholders' equity:
  Preferred Stock, no par value; 5,000,000 shares authorized;
   no shares issued and outstanding............................................               --               --
  Common Stock, no par value; 25,000,000 shares authorized;
   7,999,962 and 8,131,824 shares issued and outstanding.......................       55,465,000       55,644,000
  Note receivable from issuance of Common Stock................................          (36,000)              --
  Accumulated deficit..........................................................      (46,916,000)     (49,662,000)
                                                                                 ---------------  ---------------
    Total shareholders' equity.................................................        8,513,000        5,982,000
                                                                                 ---------------  ---------------
                                                                                 $    10,041,000  $     9,645,000
                                                                                 ---------------  ---------------
                                                                                 ---------------  ---------------

                See accompanying notes to financial statements.

                             CHOLESTECH CORPORATION
                            STATEMENTS OF OPERATIONS

                                                                      YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                                      MARCH 25,       MARCH 31,       MARCH 29,
                                                                         1994            1995            1996
                                                                    --------------  --------------  --------------
Revenues:
  Domestic........................................................  $    1,844,000  $    3,221,000  $    5,548,000
  International...................................................       1,185,000         817,000       1,325,000
                                                                    --------------  --------------  --------------
                                                                         3,029,000       4,038,000       6,873,000
Cost of products sold.............................................       4,972,000       3,933,000       4,505,000
                                                                    --------------  --------------  --------------
Gross profit (loss)...............................................      (1,943,000)        105,000       2,368,000
                                                                    --------------  --------------  --------------
Operating expenses:
  Research and development........................................       2,134,000         715,000         714,000
  Sales and marketing.............................................       2,909,000       2,694,000       3,168,000
  General and administrative......................................       2,288,000       1,983,000       1,376,000
                                                                    --------------  --------------  --------------
    Total operating expenses......................................       7,331,000       5,392,000       5,258,000
                                                                    --------------  --------------  --------------
Loss from operations..............................................      (9,274,000)     (5,287,000)     (2,890,000)
Interest income...................................................         447,000         278,000         284,000
Interest expense..................................................         (83,000)        (35,000)       (140,000)
                                                                    --------------  --------------  --------------
Net loss..........................................................  $   (8,910,000) $   (5,044,000) $   (2,746,000)
                                                                    --------------  --------------  --------------
                                                                    --------------  --------------  --------------
Net loss per share................................................  $        (1.14) $         (.63) $         (.34)
                                                                    --------------  --------------  --------------
                                                                    --------------  --------------  --------------
Weighted average common shares....................................       7,790,684       7,954,284       8,041,531
                                                                    --------------  --------------  --------------
                                                                    --------------  --------------  --------------

                 See accompanying notes to financial statements

                             CHOLESTECH CORPORATION
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                             PREFERRED STOCK          COMMON STOCK
                                           --------------------  ----------------------     NOTE      ACCUMULATED
                                            SHARES     AMOUNT     SHARES      AMOUNT     RECEIVABLE     DEFICIT        TOTAL
                                           ---------  ---------  ---------  -----------  -----------  ------------  -----------
Balance at March 26, 1993................         --  $      --  7,648,471  $54,991,000   $ (36,000)  $(32,962,000) $21,993,000
Issuance of Common Stock.................                          262,141      226,000                                 226,000
Compensation expense relating to stock
 options.................................                                       104,000                                 104,000
Net loss.................................                                                               (8,910,000)  (8,910,000)
                                           ---------  ---------  ---------  -----------  -----------  ------------  -----------
Balance at March 25, 1994................         --         --  7,910,612   55,321,000     (36,000)   (41,872,000)  13,413,000
Issuance of Common Stock.................                           89,350       72,000                                  72,000
Compensation expense relating to stock
 options.................................                                        72,000                                  72,000
Net loss.................................                                                               (5,044,000)  (5,044,000)
                                           ---------  ---------  ---------  -----------  -----------  ------------  -----------
Balance at March 31, 1995................         --         --  7,999,962   55,465,000     (36,000)   (46,916,000)   8,513,000
Issuance of Common Stock.................                          131,862      140,000                                 140,000
Compensation expense relating to stock
 options.................................                                        39,000                                  39,000
Foregiveness of loan.....................                                                    36,000                      36,000
Net loss.................................                                                               (2,746,000)  (2,746,000)
                                           ---------  ---------  ---------  -----------  -----------  ------------  -----------
Balance at March 29, 1996................         --  $      --  8,131,824  $55,644,000   $      --   $(49,662,000) $ 5,982,000
                                           ---------  ---------  ---------  -----------  -----------  ------------  -----------
                                           ---------  ---------  ---------  -----------  -----------  ------------  -----------

                 See accompanying notes to financial statements

                             CHOLESTECH CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED      YEAR ENDED    YEAR ENDED MARCH
                                                                 MARCH 25, 1994  MARCH 31, 1995      29, 1996
                                                                 --------------  --------------  ----------------
Cash flows from operating activities:
  Net loss.....................................................  $   (8,910,000) $   (5,044,000) $     (2,746,000)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation and amortization..............................       1,098,000         729,000           612,000
    Deferred revenue...........................................        (215,000)        (74,000)          (30,000)
    Compensation expense relating to stock options issued below
     market....................................................         104,000          72,000            39,000
    Forgiveness of note receivable.............................              --              --            36,000
    Write-off of property and equipment........................         231,000           2,000             3,000
    Changes in assets and liabilities:
      Accounts receivable......................................         357,000        (283,000)         (443,000)
      Inventories..............................................         (31,000)        103,000          (559,000)
      Prepaid expenses and other assets........................         331,000           2,000             1,000
      Other assets.............................................         153,000          (8,000)           (6,000)
      Accounts payable and accrued expenses....................        (218,000)       (115,000)          721,000
      Accrued license fee......................................        (290,000)             --                --
      Accrued payroll and benefits.............................         429,000        (391,000)          (51,000)
      Product warranty.........................................        (110,000)             --            37,000
      Other liabilities........................................        (100,000)             --                --
                                                                 --------------  --------------  ----------------
    Net cash used in operating activities......................      (7,171,000)     (5,007,000)       (2,386,000)
                                                                 --------------  --------------  ----------------
Cash flows from investing activities:
  Purchases of marketable securities...........................     (37,364,000)    (47,567,000)     (121,016,000)
  Proceeds from the sale of marketable securities..............      37,800,000      53,197,000       121,266,000
  Purchases of property and equipment..........................        (657,000)       (625,000)         (331,000)
                                                                 --------------  --------------  ----------------
    Net cash provided by (used in) investing activities........        (221,000)      5,005,000           (81,000)
                                                                 --------------  --------------  ----------------
Cash flows from financing activities:
  Proceeds from long-term debt.................................              --              --         1,500,000
  Principal payments on long-term debt.........................              --              --          (202,000)
  Proceeds from short-term bank borrowing......................              --              --           250,000
  Principal payments on capital leases.........................        (685,000)       (268,000)          (90,000)
  Restricted cash investment...................................         380,000              --                --
  Issuance of Common Stock.....................................         226,000          72,000           140,000
                                                                 --------------  --------------  ----------------
    Net cash (used in) provided by financing activities........         (79,000)       (196,000)        1,598,000
                                                                 --------------  --------------  ----------------
Net change in cash and cash equivalents........................      (7,471,000)       (198,000)          869,000
Cash and cash equivalents at beginning of period...............       8,899,000       1,428,000         1,230,000
                                                                 --------------  --------------  ----------------
Cash and cash equivalents at end of period.....................  $    1,428,000  $    1,230,000  $        361,000
                                                                 --------------  --------------  ----------------
                                                                 --------------  --------------  ----------------
Supplemental disclosures of cash flow information:
  Cash paid during the year for interest.......................  $       83,000  $       35,000  $        140,000
                                                                 --------------  --------------  ----------------
                                                                 --------------  --------------  ----------------
Supplemental disclosures of non-cash financing and investing activities:
  Capital lease obligations incurred for acquisition of
   property and equipment......................................  $       53,000  $      105,000  $             --
                                                                 --------------  --------------  ----------------
                                                                 --------------  --------------  ----------------
  Reclassification of $3,750,000 in marketable securities to restricted marketable securities in connection with a line of credit.

                See accompanying notes to financial statements.

                             CHOLESTECH CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

1.  OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
OPERATIONS

    Cholestech Corporation (the "Company") was incorporated February 2, 1988 to develop, manufacture and sell point-of-care systems which can perform various diagnostic tests using a single drop of whole blood.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR END

    The Company's fiscal year is a 52-53 week period ending on the last Friday in March. Fiscal 1994, 1995 and 1996 comprised 52, 53 and 52 week periods, respectively.

REVENUE RECOGNITION

    All revenues from product sales are recognized at the time products are shipped and are denominated in U.S. dollars. The Company also provides an amount for estimated sales returns.

CASH AND CASH EQUIVALENTS AND MARKETABLE SECURITIES

    The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents; investments with maturities between three and twelve months are classified as short-term marketable securities and investments with maturities which exceed twelve months are classified as long-term marketable securities. The Company has established policies which limit the type, credit quality and length of maturity of the securities in which it invests. The Company's investment policy allows no investments in any single private issuer to exceed $1,000,000 and the investments must have, at a minimum, a credit rating of AA. Cash equivalents and restricted marketable securities at March 29, 1996 consist principally of investments in money-market funds, commercial paper and U.S. government-agency obligations and are classified as available for sale. Restricted marketable securities are carried at amortized cost, which approximates market. Unrealized gains and losses are immaterial.

CONCENTRATION OF CREDIT RISK

    Financial instruments which potentially expose the Company to concentrations of credit risk include trade accounts receivable; however, this risk is limited due to the large number of individually smaller customers. Collateral is not required on these transactions. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management expectations.

INVENTORIES

    Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out (FIFO) method. Cost includes direct materials, direct labor and manufacturing overhead.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets which range from two to five years. Leasehold improvements are amortized over their estimated useful lives, not to exceed the term of the related lease. The cost of additions and improvements is capitalized while maintenance and repairs are charged to expense as incurred.

WARRANTIES

    The Company's products are generally under warranty against defects in material and workmanship for a period of one year. The Company accrues for estimated future warranty costs at the time of sale.

                             CHOLESTECH CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

1. OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) INCOME TAXES

    The Company uses the asset and liability method of accounting for income taxes, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial reporting and income tax bases of assets and liabilities.

NET LOSS PER SHARE

    Net loss per share is computed by dividing the net loss by the weighted average number of common and common equivalent shares outstanding during each period. Common equivalent shares are included in determining net loss per share, to the extent they are dilutive, using the treasury stock method.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying value of cash equivalents, short-term bank borrowings and current portion of long-term debt approximate fair value due to the short maturity of those instruments.

    The fair value of the Company's long-term debt, which approximates its carrying value, is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of similar maturities.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

IMPACT OF ADOPTION OF NEW ACCOUNTING STANDARDS

    In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121") which requires the Company to review for impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. In certain situations, an impairment loss would be recognized. The Company will adopt FAS 121 during fiscal 1997 and, based on its initial evaluation, does not expect its adoption to have a material impact on the Company's financial condition or results of operations.

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("FAS 123") which established a fair value based method of accounting for stock-based compensation plans and requires additional disclosures for those companies who elect not to adopt the new method of accounting. The Company will adopt FAS 123 during fiscal 1997. The Company intends to continue to account for employee stock options using the intrinsic value method prescribed by APB Opinion No. 25 and to adopt the "disclosure only" pro forma alternative described in FAS 123.

                             CHOLESTECH CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

2.  BALANCE SHEET COMPOSITION
    Accounts receivable consist of:

                                                               MARCH 31, 1995  MARCH 29, 1996
                                                               --------------  --------------
Accounts receivable..........................................   $    689,000    $ $1,189,000
Less allowance for doubtful accounts and sales returns.......        (25,000)        (82,000)
                                                               --------------  --------------
                                                                $    664,000    $  1,107,000
                                                               --------------  --------------
                                                               --------------  --------------

    Inventories consist of:

                                                               MARCH 31, 1995  MARCH 29, 1996
                                                               --------------  --------------
Raw materials................................................   $    854,000    $    875,000
Work-in-process..............................................        167,000         380,000
Finished goods...............................................        330,000         655,000
                                                               --------------  --------------
                                                                $  1,351,000    $  1,910,000
                                                               --------------  --------------
                                                               --------------  --------------

    Property and equipment consist of:

                                                               MARCH 31, 1995  MARCH 29, 1996
                                                               --------------  --------------
Machinery and equipment......................................   $  4,137,000    $  4,322,000
Furniture and fixtures.......................................        276,000         280,000
Computer equipment...........................................        833,000         866,000
Leasehold improvements.......................................        203,000         215,000
Construction-in-progress.....................................         41,000         131,000
                                                               --------------  --------------
                                                                   5,490,000       5,814,000
Less accumulated depreciation and amortization...............     (3,308,000)     (3,773,000)
                                                               --------------  --------------
                                                                $  2,182,000    $  2,041,000
                                                               --------------  --------------
                                                               --------------  --------------

Property and equipment include assets under capital leases of $1,116,000 and $841,000 and accumulated depreciation of $1,011,000 and $802,000 at March 31, 1995 and March 29, 1996, respectively. Depreciation expense was approximately $1,098,000, $570,000 and $470,000 for the fiscal years ended March 25, 1994,
March 31, 1995 and March 29, 1996, respectively.

3.  SHORT-TERM BANK BORROWING
    In December 1993, the Company entered into an agreement with a bank for a $3 million revolving line of credit. While the agreement is in effect, the Company is required to maintain on deposit with the bank $3,750,000 of marketable securities as pledged collateral, restricted as to use when the Company has any outstanding borrowings under the agreement. The Company has the option of selecting an interest rate on borrowings under the agreement based on the bank's reference rate, LIBOR or the bank's short-term certificate-of-deposit rates (ranging from 5.5% to 8.25%). The Company is not required to pay any commitment fees on the unused available credit. The agreement expires on October 31, 1996. As of March 29, 1996, there was $250,000 outstanding under the agreement.

                             CHOLESTECH CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

4.  LONG-TERM DEBT
    Long-term debt consists of:

                                                                                   MARCH 29,
                                                                                     1996
                                                                                 -------------
Note payable, bearing interest at 16%, with monthly installments of $53,000,
 and secured by fixed assets, inventory and a portion of accounts receivable...  $   1,298,000
Less current portion...........................................................       (499,000)
                                                                                 -------------
Long-term portion..............................................................  $     799,000
                                                                                 -------------
                                                                                 -------------

    The note contains various provisions including requirements to maintain $3,000,000 or more in cash, cash equivalents and restricted marketable securities, net of all non-subordinated debt outstanding, and maintain a security deposit in the amount of $150,000 payable to the lender in the event of a default on the note. If the Company's cash and restricted marketable securities were to fall below $3,000,000, the Company would be required to deposit with the lender an additional $200,000 as a security deposit.

    Annual maturities under the note are as follows:

FISCAL YEAR
- -------------------------------------------------------------------------------
1997...........................................................................  $     499,000
1998...........................................................................        496,000
1999...........................................................................        303,000
                                                                                 -------------
    Total......................................................................  $   1,298,000
                                                                                 -------------
                                                                                 -------------

5.  LEASES
    The Company leases office and laboratory facilities under a noncancellable operating lease which expires in 2000. The lease provides for renewal options and options for expansion or reduction of the initial rental space. Rent expense was $300,000, $300,000, and $195,000 for fiscal 1994, 1995 and 1996, respectively.

    The Company also leases equipment and furniture under capital leases which contain renewal options and/or options to purchase the equipment and furniture at fair market value.

    Future minimum payments required under capital and noncancellable operating leases at March 29, 1996 are:

                                                           CAPITAL    OPERATING
FISCAL YEAR                                                LEASES      LEASES        TOTAL
- --------------------------------------------------------  ---------  -----------  -----------
1997....................................................  $  35,000  $   195,000  $   230,000
1998....................................................      7,000      200,000      207,000
1999....................................................      5,000      205,000      210,000
2000....................................................         --      205,000      205,000
                                                          ---------  -----------  -----------
Total minimum lease payments............................     47,000  $   805,000  $   852,000
                                                                     -----------  -----------
                                                                     -----------  -----------

Imputed interest........................................     (3,000)
                                                          ---------
Present value of net minimum lease payments.............     44,000
Current portion of capital lease obligations............    (33,000)
                                                          ---------
Capital lease obligations, less current portion.........  $  11,000
                                                          ---------
                                                          ---------

                             CHOLESTECH CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

6.  COMMITMENTS
    The Company has obtained rights to use certain technology in the manufacture of certain of its products. The related agreements provide for the Company to pay royalties ranging from 0.6% to 6% of net sales of the applicable products. Total royalty expense for fiscal 1994, 1995 and 1996 was $140,000, $132,000 and $381,000, respectively.

7.  SHAREHOLDERS' EQUITY
PREFERRED STOCK

    The Company is authorized to issue 5,000,000 shares of undesignated Preferred Stock. The Board of Directors has the authority to issue the Preferred Stock in one or more series and to fix the price, rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting a series or the designation of such series, without any further vote or action by the Company's shareholders.

WARRANTS

    At March 29, 1996, there were warrants for 39,242 shares of Common Stock outstanding at an exercise price of $3.50 per share, which expire on July 15, 1999.

EMPLOYEE STOCK PURCHASE PLAN

    In April 1992, the Company adopted the Employee Stock Purchase Plan (the "Plan") which reserved 75,000 shares of Common Stock to be issued in accordance with the Internal Revenue Code under such terms as approved by the officers of the Company. In fiscal 1996, 32,177 shares and 18,637 shares were purchased by employees at prices of $1.59 and $2.01 per share, respectively. In August 1995, the shareholders approved an increase in the number of shares reserved for issuance under the Plan from 75,000 to 200,000. The price of stock purchased under the Purchase Plan is 85% of the lower of (i) the fair market value of the Common Stock at the beginning of the offering period or (ii) the fair market value of the Common Stock at the end of the offering period. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment with the Company.

STOCK INCENTIVE PROGRAM

    The Board of Directors adopted the 1988 Stock Incentive Program (the "Program") which provides that incentive stock options (ISOs) and nonqualified stock options (NSOs) for shares of Common Stock may be granted to employees and consultants of the Company. In accordance with the Program, the stated exercise price shall not be less than 100% and 85% of the fair market value of Common Stock on the date of grant for ISOs and NSOs, respectively. The Program provides that the options shall be exercisable over a period not to exceed five years and a day and shall vest at a rate of at least 25 percent each year over a four year period. Vesting may be accelerated upon the occurrence of certain events as described in the stock option agreement. In August 1995, the shareholders approved an increase in the number of shares of Common Stock reserved for issuance under the Program from 1,300,000 to 1,550,000.

    As a result of the Company's initial public offering of Common Stock in June 1992, options issued in November 1991 were determined to have been issued at an amount less than the fair market value of the Company's Common Stock at the date the options were granted. The difference between the option price and the fair market value of the Company's Common Stock was determined to contain a compensatory element. The compensatory element resulted in a charge to operations in  fiscal 1994,  1995 and  1996 of  $104,000, $72,000  and  $39,000,
respectively.

                             CHOLESTECH CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

7.  SHAREHOLDERS' EQUITY (CONTINUED)
    In August 1994, the Company's Board of Directors approved a plan to offer all current employees and consultants holding outstanding options to purchase Common Stock of the Company with exercise prices in excess of $3.50 per share the opportunity to exchange such options for options priced at $3.50 per share. In exchange for the new options, the employees and consultants forfeited approximately 25 percent of their vesting credit. At the time of the approval, the fair market value of the Company's Common Stock was $2.50 per share.

    Stock option activity under the Program is as follows:

                                                                 OUTSTANDING  EXERCISE PRICE
                                                                   OPTIONS       PER SHARE
                                                                 -----------  ---------------
Balance, March 26, 1993........................................     943,411   $    .20-$15.25
  Granted......................................................     290,652   $   5.25-$ 7.13
  Exercised....................................................    (237,234)  $    .20-$ 5.00
  Cancelled....................................................    (221,526)  $    .20-$13.50
                                                                 -----------
Balance, March 25, 1994........................................     775,303   $    .20-$15.25
  Granted......................................................     860,381   $   1.75-$ 3.50
  Exercised....................................................     (47,161)  $    .20-$ 5.00
  Cancelled....................................................    (709,495)  $    .20-$15.25
                                                                 -----------
Balance, March 31, 1995........................................     879,028   $    .20-$10.50
  Granted......................................................     212,923   $   1.75-$ 6.56
  Exercised....................................................     (79,885)  $    .20-$ 3.50
  Cancelled....................................................    (136,383)  $    .20-$ 3.50
                                                                 -----------
Balance, March 29, 1996........................................     875,683   $    .20-$10.50
                                                                 -----------
                                                                 -----------

    As of March 29, 1996, options for 518,244 shares of Common Stock were exercisable.

8.  INCOME TAXES
    Deferred tax assets (liabilities) consist of the following:

                                                                MARCH 31,        MARCH 29,
                                                                  1995             1996
                                                             ---------------  ---------------
Net deferred tax assets:
  Net operating loss carryforwards.........................  $    16,417,000  $    17,611,000
  Research and development tax credit
   carryforwards...........................................        1,881,000        1,963,000
  Capitalized research and development.....................          456,000          487,000
  Other....................................................          300,000         (756,000)
  Valuation allowance for deferred tax assets..............      (19,054,000)     (19,305,000)
                                                             ---------------  ---------------
                                                             $            --  $            --
                                                             ---------------  ---------------
                                                             ---------------  ---------------

    The Company has net operating loss carryforwards available to reduce taxable income through 2011 for federal and state income tax purposes of approximately $46,044,000 and $21,035,000, respectively. Additionally, the Company has research and development credit carryforwards available to reduce taxes payable through 2011 for federal and state income tax purposes of approximately $1,470,000 and $493,000, respectively.

    As a result of the Series C Preferred Stock offerings in May 1990, there is an annual limitation of approximately $1,500,000 for federal and state income tax purposes on the use of approximately

                             CHOLESTECH CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

8.  INCOME TAXES (CONTINUED)
$8,100,000 and $1,080,000 of net operating losses, and of $390,000 and  $160,000 of tax credit carryforwards, respectively. Additionally, as a result of the Company's secondary offering in December 1992, the Company's net operating losses and tax credit carryforwards incurred prior to December 1992 are subject to an annual limitation of approximately $5,450,000 for federal and state income tax reporting purposes on the use of approximately $28,176,000 and $8,099,000 of net operating loss carryforwards, respectively, and of $1,151,000 and $379,000 of tax credit carryforwards, respectively. If the amount of these limitations are not utilized in any year, the amount not utilized increases the allowable limit in the subsequent year.

9.  RETIREMENT SAVINGS PLAN
    Effective in September 1990, the Company adopted the Cholestech Corporation Retirement Savings Plan (the "401(k) Plan") that covers all employees of the Company. An eligible employee may elect to defer, in the form of contributions to the 401(k) Plan, between 1% and 15% of the total compensation that would otherwise be paid to the employee, not to exceed $9,240 per year (adjusted for cost-of-living increases). Employee contributions are invested in selected mutual funds or a money market fund according to the directions of the employee. The contributions are fully vested and nonforfeitable at all times. The 401(k) Plan provides for employer contributions as determined by the Board of Directors. The Company has not made any contributions through fiscal 1996.

10. RELATED PARTY TRANSACTIONS
    In April 1988, the Company granted a loan to an officer in connection with his purchase of 35,640 shares of the Company's Common Stock pursuant to a stock purchase agreement. The loan was evidenced by a promissory note in the amount of $35,640 due in April 1993, which bore interest at the annual rate of 8%. In June 1993, the Board of Directors approved an amendment to the loan agreement providing for forgiveness of the prinipcal loan balance in April 1995 as long as the officer remained employed by the Company until such time. The loan was forgiven in April 1995.

    In April 1992, the Company entered into an employment agreement with an officer providing for certain relocation benefits, and a bridge loan. In July 1992, the officer executed a promissory note evidencing a $100,000 bridge loan. This interest free promissory note was repaid in full in October 1992. In July 1992, the officer borrowed $65,000 from the Company pursuant to a second promissory note. This promissory note bore interest at a rate of 8.0% per annum, was due September 1994, and provided for quarterly forgiveness of $8,125 of the outstanding balance and any accrued interest as long as the officer remained employed with the Company. The loan was forgiven in full, and recorded as compensation expense in the statement of operations, as of March 31, 1995.

11. SUBSEQUENT EVENTS
    In May 1996, the Company entered into a development, marketing and license agreement (the "Agreement") with Metra Biosystems to develop an immunoassay test cassette incorporating Metra Biosystems bone resporation technology to be used with the L-D-X System. Pursuant to the Agreement, Metra Biosystems purchased 39,526 shares of the Company's Common Stock for an aggregate purchase price of $250,000 ($6.325 per share) and is obligated to purchase $750,000 of additional shares of Common Stock upon the completion of specified milestones by the Company.

    On May 9, 1996, the Company filed a Registration Statement with the Securities and Exchange Commission to register for sale 3,450,000 shares of Common Stock, which includes 450,000 shares related to the over-allotment option.