Form 10-Q
period 1996-06-28
CHOLESTECH CORPORATION
filed 1996-08-12
CIK 887227

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                ----------------------

                                      FORM 10-Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
- ---
    EXCHANGE ACT OF 1934
    For the quarterly period ended June 28, 1996

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
- ---
    EXCHANGE ACT OF 1934
    For the transition period from        to
                                   ------    ------

Commission file number:  000-20198

                                CHOLESTECH CORPORATION
                (Exact name of registrant as specified in its charter)


         CALIFORNIA                                      94-3065493
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
incorporation or organization)


                    3347 INVESTMENT BOULEVARD, HAYWARD, CA  94545
                 (Address of Principal Executive Offices) (Zip Code)

          Registrant's telephone number, including area code: (510) 732-7200





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
Yes X         No
   --------       --------


At June 28, 1996, 10,701,383 shares of common stock of the Registrant were outstanding.

                                CHOLESTECH CORPORATION

                                        PART I

                                FINANCIAL INFORMATION

                                                           Page
                                                           ----

ITEM 1.   FINANCIAL STATEMENTS.

          Condensed Balance Sheets                           3

          Condensed Statements of Operations                 4

          Condensed Statements of Cash Flows                 5

          Notes to Condensed Financial Statements            6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS.                                        7

                                       PART II

                                  OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
          SECURITY HOLDERS.                                  11

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.                  11

SIGNATURES                                                   12

                                 CHOLESTECH CORPORATION

PART I  -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               CONDENSED BALANCE SHEETS
                                    (In thousands)

ASSETS
                                            June 28, 1996       March 29, 1996
                                            (Unaudited)

Current assets:
  Cash and cash equivalents                   $      409             $     361
  Stock subscription receivable, net              13,369                    --
  Restricted marketable securities                 3,750                 3,750
  Accounts receivable                              1,417                 1,107
  Inventories                                      2,132                 1,910
  Other current assets                               587                   167
                                                ---------           ----------
  Total current assets                            21,664                 7,295

Property and equipment, net                        2,098                 2,041
Other assets                                         268                   309
                                                ---------             --------
                                               $  24,030             $   9,645
                                                ---------            ---------
                                                ---------            ---------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term bank borrowings                  $    1,050            $      250
  Accounts payable                                 2,063                 1,614
  Accrued stock offering expenses                    500                    --
  Accrued payroll and benefits                       223                   253
  Product warranty                                   187                   187
  Current portion of long-term debt                  476                   499
  Other Liabilities                                   34                    50
                                                ---------            ---------
  Total current liabilities                        4,533                 2,853

Long-term debt, less current portion                 715                   799
Other liabilities                                     10                    11
                                                ---------            ---------
  Total liabilities                                5,258                 3,663
                                                ---------            ---------

Shareholders' equity:
  Preferred stock                                     --                    --
  Common stock                                    68,845                55,644
  Accumulated deficit                            (50,073)              (49,662)
                                                ---------            ---------
  Total shareholders' equity                      18,772                 5,982
                                                ---------            ---------
                                              $   24,030             $   9,645
                                                ---------            ---------
                                                ---------            ---------


                     See Notes to Condensed Financial Statements

                                CHOLESTECH CORPORATION


                          CONDENSED STATEMENTS OF OPERATIONS
                       (In thousands, except per share amounts)
                                     (unaudited)



                                                   Thirteen weeks ended
                                                  ---------------------
                                            June 28, 1996        June 30, 1995
                                            -------------        -------------

Net sales
  Domestic                                      $2,473                 $1,070
  International                                    287                    299
                                              --------               --------
                                                 2,760                  1,369
Cost of product sales                            1,643                    878
                                              --------               --------
Gross profit (loss)                              1,117                    491
                                              --------               --------
Operating expenses
  Research and development                         184                    224
  Sales and marketing                              906                    669
  General and administrative                       415                    354
                                              --------               --------
Total operating expenses                         1,505                  1,247
                                              --------               --------
Loss from operations                             (388)                  (756)

Interest income/(expense), net                    (23)                     85
                                              --------               --------

Net Loss                                      $  (411)               $  (671)
                                              --------               --------
                                              --------               --------

Net loss per share                             $(0.05)                $(0.08)
                                              --------               --------
                                              --------               --------

Weighted average common shares               8,161,721              8,000,632
                                             ---------              ---------

















                     See Notes to Condensed Financial Statements

                                CHOLESTECH CORPORATION


                          CONDENSED STATEMENTS OF CASH FLOWS
                                    (In thousands)
                                     (Unaudited)


                                                      Thirteen weeks ended
                                                      ---------------------
                                             June 28, 1996       June 30, 1995
                                             -------------       -------------

Cash flows from operating activities:
  Net loss                                       $   (411)             $ (671)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
  Depreciation and amortization                       150                 156
  Deferred revenue                                     (2)                (23)
  Compensation expense relating to
    stock options issued below market                  --                  11
  Forgiveness of note receivable                       --                  36
  Changes in assets and liabilities:
  Accounts receivable                                (304)               (174)
  Inventories                                        (222)                (77)
  Other current assets                               (421)               (281)
  Accounts payable                                    449                 252
  Other current liabilities                           (30)                (57)
                                                 ---------           ---------
      Net cash used in operating activities          (791)               (828)
                                                 ---------           ---------

Cash flows from investing activities:
  Sale of marketable securities                        --                  --
  Purchases of marketable securities                   --                  --
  Purchases of property and equipment                (171)                (31)
                                                ----------          ----------

  Net cash used in investing activities              (171)                (31)

Cash flows from financing:
  Principal payments on long-term debt               (107)                 --
  Proceeds from short-term bank borrowing             800                  --
  Principal payments on capital leases                (14)                (34)
  Issuance of common stock                         13,200                  --
  Accrued stock offering expenses                     500                  --
  Stock subscription receivable                   (13,369)                 --
                                                 ---------           ---------

        Net cash provided by (used in)
        financing activities                         1010                 (34)

Net change in cash and cash equivalents                 48               (893)
Cash and cash equivalents at beginning of period       361               1,230
                                                 ---------           ---------
Cash and cash equivalents at end of period        $    409              $  337
                                                 ---------           ---------
                                                 ---------           ---------




                     See Notes to Condensed Financial Statements

                                CHOLESTECH CORPORATION


                       NOTES TO CONDENSED FINANCIAL STATEMENTS

1. The financial information of Cholestech Corporation (the "Company") is prepared in conformity with generally accepted accounting principles and such principles are applied on a basis consistent with the audited financial information contained in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 25, 1996. The financial information included herein, other than the condensed balance sheet as of March 29, 1996, has been prepared by management without audit by independent accountants who do not express an opinion thereon and should be read in conjunction with the audited financial statements contained in the Annual Report on Form 10-K. The condensed balance sheet as of March 29, 1996 has been derived from, but does not include all the disclosures contained in, the audited financial statements for the year ended March 29, 1996. The information furnished includes all adjustments and accruals consisting only of normal recurring accrual adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. The foregoing interim results are not necessarily indicative of the results of operations for the full fiscal year ending March 28, 1997.

3.  The components of inventories are as follows (in thousands):

                                             JUNE 28, 1996      MARCH 29, 1996
                                             -------------      --------------
         Raw materials                         $   687             $   875
         Work in progress                          705                 380
         Finished goods                            740                 655
                                              --------            --------
                                               $ 2,132              $1,910
                                              --------            --------
                                              --------            --------

4. Net loss per share is computed by dividing the net loss by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are included in the computation of net loss per share, to the extent they are dilutive.

5. In May 1996, the Company entered into a development, marketing and license agreement (the "Agreement") with Metra Biosystems, Inc. ("Metra Biosystems") to develop an immunoassay test cassette incorporating Metra Biosystems' bone restoration technology to be used with the Cholestech L-D-X-Registered Trademark- System. Pursuant to the Agreement, Metra Biosystems purchased 39,526 shares of the Company's common stock for an aggregate purchase price of $250,000 ($6.325 per share) and is obligated to purchase $750,000 of additional shares of common stock upon the completion of specified development milestones by the Company.

6. On June 28, 1996, the Company successfully completed a public offering and issued 2,500,000 shares of common stock at $5.00 per share. Net proceeds to the Company from the public offering of $11.6 million will be used to
    (i) repay the outstanding balances of the Company's (a) bank line of credit of approximately $1.0 million and (b) a long-term note of approximately $1.2 million and (ii) develop new products. The net proceeds due Cholestech and an estimate of the expenses of the offering are included in the June 28, 1996 interim balance sheet.

    On July 9, 1996, the underwriters for the Company exercised an over allotment option to purchase an additional 375,000 shares of Cholestech common stock at $5.00 per share. Net proceeds to the Company were $1.7 million.

                                CHOLESTECH CORPORATION



ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS DISCUSSED HEREIN.

GENERAL

    The Company develops, manufactures and markets a proprietary point of care diagnostic system which measures specific analytes to detect various diseases and disorders within five minutes using a single drop of whole blood. The Company has experienced significant operating losses since inception and, as of June 28, 1996, had an accumulated deficit of $50 million. The Company has not generated significant revenues to date, and there can be no assurance that significant revenues will ever be achieved. The Company is developing certain additional tests designed to extend the L-D-X System's capabilities. The Company believes that its future growth will depend, in part, upon its ability to complete development and successfully introduce these new tests. The Company expects to continue to incur operating losses as well as negative cash flows from operations as it expands product research and development efforts for new test panels, pursues regulatory clearances and approvals, expands sales and marketing activities to address the monitoring market, and develops and expands manufacturing capacity for existing and new test panels. The development and commercialization of the new tests will require additional development, sales and marketing, manufacturing and other expenditures. The required level and timing of such expenditures will impact the Company's ability to achieve profitability and positive cash flows from operations.

RESULT OF OPERATIONS

      THIRTEEN WEEKS ENDED JUNE 28, 1996 VS. THIRTEEN WEEKS ENDED JUNE 30, 1995

    REVENUES. The Company's revenues increased by 102% from $1.4 million in the first quarter of fiscal 1996 to $2.8 million in the first quarter of fiscal 1997. Domestic revenues increased by 131% from $1.1 million in the first quarter of fiscal 1996 to $2.5 million in the first quarter of fiscal 1997 while international revenues remained relatively constant from $299,000 in the first quarter of fiscal 1996 to $287,000 in the first quarter of fiscal 1997. The increase in revenues reflected increased unit sales of the L-D-X System to hospitals, managed care organizations, public health departments, corporations and other health care providers in the screening market. During the first quarter of fiscal 1997, approximately 18% of the domestic revenues were to the monitoring market. The Company expects that international revenues will continue to decline as a percentage of total revenues in future periods as the Company increases sales and marketing efforts in the monitoring market in the United States.

    As of June 28, 1996, there were approximately 200 L-D-X Systems installed in the physician office laboratory ("POL") market, and there were approximately 290 active health promotion accounts.

                                CHOLESTECH CORPORATION

    COST OF PRODUCTS SOLD. Cost of products sold increased 87% from $878,000 in the first quarter of fiscal 1997 to $1.6 million in the first quarter of fiscal 1996, as unit sales of the L-D-X Analyzer and test cassettes increased. Gross margin was 36% and 40% in the first quarter fiscal 1996 and 1997, respectively. The improvement in the gross margin was primarily attributable to growth in the volume of units sold.

    The Company has obtained rights to use certain technology in the manufacturing of certain of its products. The related agreements, which expire in various years ranging from 1997 through 2006, provide for the Company to pay royalties ranging from 0.6% to 6.0% of net sales of the applicable products. Total royalty expense in the first quarter of fiscal 1996 and 1997 was $36,000 and $111,000, respectively, and was charged to costs of products sold.

    RESEARCH AND DEVELOPMENT. Research and development expenses decreased by 18% from $224,000 in the first quarter of fiscal 1996 to $184,000 in the first quarter of fiscal 1997 as a result of the Company's decision to concentrate available resources on expansion of sales and marketing activities for existing test panels. However, the Company believes that its future revenue growth and profitability will depend, in part, upon its ability to complete development and successfully introduce new test panels designed to extend the L-D-X System's capabilities to include additional tests useful in the screening and monitoring markets. The Company is currently developing additional tests to detect disease states such as metabolic bone diseases and disorders, prostate cancer and diabetes. Each of these new tests is at an early stage of development and the Company will be required to undertake time consuming and costly development activities and seek regulatory approval for these new tests. As a result, the Company currently anticipates that research and development expenditures will increase significantly in future periods as product development and manufacturing scale-up efforts for new tests increase.

    SALES AND MARKETING. Sales and marketing expenses increased 35% from $669,000 in the first quarter of fiscal 1996 to $906,000 in the first quarter of fiscal 1997. The increase in sales and marketing expenses was primarily attributable to expansion of the Company's domestic direct sales and marketing organization, training of Physician Sales and Services Inc. 700 person sales force for the POL launch, increased commissions associated with increased product sales and, to a lesser extent, participation in domestic conferences and trade shows. The Company currently anticipates that sales and marketing expenses will increase in future periods as the Company expands sales and marketing activities to address the monitoring market, in particular the POL segment of the monitoring market.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 17% from $354,000 in the first quarter of fiscal 1996 to $415,000 in the first quarter of fiscal 1997. The increase in general and administrative expenses was primarily a result of higher legal fees relating to business development efforts.

    INTEREST INCOME (EXPENSE), NET. Interest income was earned on investment of cash balances generated from prior equity financings of the Company. Interest expense was incurred on capital lease financings, the bank line of credit and long-term debt obtained by the Company.

                                CHOLESTECH CORPORATION

POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS

    The Company may experience significant fluctuations in revenues and results of operations on a quarter to quarter basis in the future. Quarterly operating results will fluctuate due to numerous factors, such as (i) the timing and level of market acceptance of the L-D-X System, particularly with respect to the monitoring market; (ii) the timing of introduction and availability of new tests; (iii) the timing and level of expenditures associated with new product development activities; (iv) the timing and level of expenditures associated with expansion of sales and marketing activities and overall operations; (v) the Company's ability to cost-effectively expand cassette manufacturing capacity and maintain consistently acceptable yields in the manufacture of cassettes; (vi) the timing of establishment of strategic distribution arrangements and success of the activities conducted under such arrangements; (vii) variations in manufacturing efficiencies; (viii) changes in demand for its products based on changes in third party reimbursement, competition, changes in government regulation and other factors; (ix) the timing of significant orders from and shipments to customers; and (x) general economic conditions. These factors are difficult to forecast, and these or other factors could have a material adverse effect on the Company's business, financial condition and results of operations. Fluctuations in quarterly demand for products and order cancellations may adversely affect the continuity of the Company's manufacturing operations, increase uncertainty in operational planning, disrupt cash flow from operations and contribute to the volatility of the Company's stock price. The Company's expenses are based in part on the Company's expectations as to future revenue levels and to a large extent are fixed in the short-term. If actual revenues do not meet expectations, the Company's business, financial condition and results of operations could be materially adversely affected.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has financed its operations primarily through the sale of equity securities and, to a lesser extent, through capital lease financings and a long term note payable. Through June 28, 1996, the Company had received approximately $68.8 million in net proceeds from equity financings. As of June 28, 1996, the Company had approximately $409,000 of cash and cash equivalents and $13.4 million of stock subscription receivable from the recent public offering. In addition, the Company had $3.8 million of restricted marketable securities that currently secure a $3.0 million revolving bank line of credit. While the line of credit is in effect, the Company is required to maintain on deposit with the bank $3.8 million of restricted marketable securities or a $3.0 million certificate of deposit as pledged collateral, restricted as to use when the Company has outstanding borrowings under the agreement. The line of credit expires on October 31, 1996. As of June 28, 1996, borrowings under the line of credit totaled $1.1 million. If the Company's cash and restricted marketable securities were to fall below $3.0 million, the Company would be required to either renegotiate the terms or cancel the revolving line of credit. At June 28, 1996, the Company also had approximately $1.2 million outstanding under a long-term note. The note contains various provisions including requirements that the Company maintain at least $3.0 million in cash and restricted marketable securities and a security deposit in the amount of $150,000 payable to the lender in the event of a default on the note. If the Company's cash and restricted marketable securities were to fall below $3.0 million, the Company would be required to deposit with the lender an additional $200,000 as a security deposit. Net proceeds of the public offering of $13.4 million will be used to (i) repay the outstanding balances of the Company's
(a) bank line of credit of approximately $1.0 million and (b) a long-term note of approximately $1.2 million and (ii) develop new products.

    Net cash used in operating activities was approximately $2.0 million, $828,000 and $721,000 in the first quarter of fiscal 1995, 1996 and 1997, respectively. Cash used in operating activities resulted primarily from net losses. Net cash used by investing activities in the first quarter of fiscal 1996 and 1997 resulted primarily from Company's purchases of property and equipment. Net cash used in financing activities in the first quarter of fiscal 1996 reflected the

                                CHOLESTECH CORPORATION

repayment of capital lease obligations, while the net cash provided by financing activities in the first quarter of fiscal 1997 reflected borrowing under the line of credit and issuances of Common Stock.

    The Company intends to expend substantial funds for product research and development, expansion of sales and marketing activities, expansion of manufacturing capacity and other working capital and general corporate purposes. Although the Company believes that the net proceeds of $13.4 million from public offering, together with its unrestricted cash balances, internally generated funds, bank borrowings under existing lines of credit and proceeds from issuances of Common Stock to Metra Biosystems, will be sufficient to meet its capital requirements for the foreseeable future, there can be no assurance that the Company will not require additional financing. The Company's actual liquidity and capital requirements will depend upon numerous additional factors, including the costs and timing of expansion of manufacturing capacity, the number and type of new tests the Company seeks to develop, the costs and timing of expansion of sales and marketing activities, the extent to which the Company's existing and new products gain market acceptance, competing technological and market developments, the progress of commercialization efforts of the Company's distributors, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, developments related to regulatory and third party reimbursement matters and CLIA, and other factors. In the event that additional financing is needed, the Company may seek to raise additional funds through public or private financing, collaborative relationships or other arrangements. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its technologies, products or marketing territories. The failure of the Company to raise capital when needed could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that such financing, if required, will be available on satisfactory terms, if at all.

                                CHOLESTECH CORPORATION


                             PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS  TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the security holders during the quarter ended June 28, 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


         (a)  Exhibits:

              27.1                Financial Data Schedule.

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended June 28, 1996.

                                CHOLESTECH CORPORATION


                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CHOLESTECH CORPORATION



Date     August 12, 1996                /s/ Warren E. Pinckert II
    ---------------------------         --------------------------------------
                                        Warren E. Pinckert II
                                        President and Chief Executive Officer
                                        (Principal Executive Officer and
                                        Principal Financial and Accounting
                                        Officer)