Form 10-Q
period 1996-09-27
CHOLESTECH CORPORATION
filed 1996-11-12
CIK 887227

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                ----------------------

                                      FORM 10-Q

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
     For the quarterly period ended September 27, 1996

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
     For the transition period from ______ to _____


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





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X      No
   --------    ---------


At September 27, 1996, 11,152,239 shares of no par common stock of the Registrant were outstanding.


-------------------------------------------------------------------------------

                                CHOLESTECH CORPORATION

                                        PART I

                                FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
               ITEM 1.   FINANCIAL STATEMENTS.

                         Condensed Balance Sheets                             3

                         Condensed Statements of Operations                   4

                         Condensed Statements of Cash Flows                   5

                         Notes to Condensed Financial Statements              6

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OF FINANCIAL CONDITION AND RESULTS OF
                        OPERATIONS.                                           8

                                       PART II

                                  OTHER INFORMATION


               ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
                        SECURITY HOLDERS.                                    13

               ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                    13

               SIGNATURES                                                    14

PART I  -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                CHOLESTECH CORPORATION

                               CONDENSED BALANCE SHEETS
                                    (In thousands)
                                     (Unaudited)
ASSETS
                                          September 27, 1996  March 29, 1996 (1)
                                          ------------------  ------------------
Current assets:
    Cash and cash equivalents                     $    5,424         $      361
    Marketable securities                              4,405                 --
    Restricted marketable securities                   3,750              3,750
    Accounts receivable                                2,032              1,107
    Inventories                                        2,374              1,910
    Prepaid expenses and other assets                    305                167
                                                  ----------         ----------
        Total current assets                          18,290              7,295

Property and equipment, net                            2,344              2,041
Other assets, net                                        254                309
                                                  ----------         ----------
                                                   $  20,888          $   9,645
                                                  ----------         ----------
                                                  ----------         ----------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Short-term bank borrowings                     $      --          $     250
    Accounts payable and accrued expenses              1,713              1,614
    Accrued payroll and benefits                         209                253
    Product warranty                                     187                187
    Current portion of long-term debt                     --                499
    Other liabilities                                     41                 50
                                                  ----------          ----------
        Total current liabilities                      2,150              2,853

Long-term debt, less current portion                      --                799
Other liabilities                                         31                 11
                                                  ----------         ----------
        Total liabilities                              2,181              3,663
                                                  ----------         ----------
Shareholders' equity:
    Preferred stock                                       --                 --
    Common stock                                      69,017             55,644
    Accumulated deficit                              (50,310)           (49,662)
                                                  ----------         ----------
        Total shareholders' equity                    18,707              5,982
                                                  ----------         ----------
                                                  $   20,888          $   9,645
                                                  ----------         ----------
                                                  ----------         ----------

(1) The information in this column was derived from the Company's audited financial statements for the fiscal year ended March 29, 1996.

              See accompanying notes to condensed financial statements.

                                CHOLESTECH CORPORATION

                          CONDENSED STATEMENTS OF OPERATIONS
                  (In thousands, except share and per share amounts)
                                     (Unaudited)

                                        Thirteen weeks ended         Twenty-six weeks ended
                                      -----------------------        ----------------------
                                      9/27/96         9/29/95        9/27/96        9/29/95
                                      -------         -------        -------        -------
Revenues:
    Domestic                         $  2,670       $   1,343      $   5,143       $  2,413
    International                         386             222            673            521
                                   ----------       ----------    ----------     ----------
                                        3,056           1,565          5,816          2,934
Cost of products sold                   1,626             981          3,269          1,859
                                   ----------       ----------    ----------     ----------
Gross profit                            1,430             584          2,547          1,075
                                   ----------       ----------    ----------     ----------
Operating expenses:
    Sales and marketing                   963             730          1,869          1,400
    Research and development              269             166            453            390
    General and administrative            464             363            879            717
                                   ----------       ----------    ----------     ----------
Total operating expenses                1,696           1,259          3,201          2,507
                                   ----------       ----------    ----------     ----------
Loss from operations                     (266)           (675)          (654)        (1,432)

Other income, net                          29              53              6            138
                                   ----------       ----------    ----------     ----------
Net loss                             $   (237)         $ (622)        $ (648)      $ (1,294)
                                   ----------       ----------    ----------     ----------
                                   ----------       ----------    ----------     ----------

Net loss per share                   $  (0.02)       $  (0.08)     $   (0.07)     $   (0.16)
                                   ----------       ----------    ----------     ----------
                                   ----------       ----------    ----------     ----------

Weighted average common shares     10,969,099        8,018,259     9,566,660      8,009,554
                                   ----------       ----------    ----------     ----------
                                   ----------       ----------    ----------     ----------


              See accompanying notes to condensed financial statements.

                                CHOLESTECH CORPORATION

                          CONDENSED STATEMENTS OF CASH FLOWS
                                    (In thousands)
                                     (Unaudited)

                                                            Twenty-six weeks ended
                                                            ----------------------
                                                 September 27, 1996    September 29, 1995
                                                 ------------------    ------------------
Cash flows from operating activities:
    Net loss                                                 $ (648)             $ (1,294)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Depreciation and amortization                           374                   306
        Deferred revenue                                         (4)                  (18)
        Compensation expense relating to
          stock options issued below market                      --                    24
        Forgiveness of note receivable                           --                    36
        Changes in assets and liabilities:
            Accounts receivable                                (925)                 (458)
            Inventories                                        (464)                   63
            Prepaid expenses and other assets                  (138)                 (171)
            Other assets                                        (16)                   --
            Accounts payable and accrued expenses                99                   132
            Accrued payroll and benefits                        (44)                 (118)
                                                         ----------            ----------

        Net cash used in operating activities                (1,766)               (1,498)
                                                         ----------            ----------

Cash flows from investing activities:
    Purchase of marketable securities                      (152,937)                   --
    Proceeds from the sale of marketable securities         148,532                    --
    Purchases of property and equipment                        (561)                  (80)
                                                         ----------            ----------

        Net cash used in investing activities                (4,966)                  (80)
                                                         ----------            ----------

Cash flows from financing activities:
    Proceeds from long-term debt                                 --                 1,500
    Repayment of long-term debt                              (1,298)                   --
    Proceeds from short-term bank borrowing                     800                    --
    Repayment of short-term bank borrowing                   (1,050)                   --
    Principal payments on capital leases                        (30)                  (61)
    Issuance of common stock                                 13,373                    48
                                                         ----------            ----------
        Net cash provided by financing activities            11,795                 1,487
                                                         ----------            ----------

Net change in cash and cash equivalents                       5,063                   (91)
Cash and cash equivalents at beginning of period                361                 1,230
                                                         ----------            ----------
Cash and cash equivalents at end of period                 $  5,424              $  1,139
                                                         ----------            ----------
                                                         ----------            ----------

Supplemental disclosures of non-cash financing and investing activities:

    Capital lease obligations incurred for
        acquisition of property and equipment              $     46              $     --
                                                         ----------            ----------
                                                         ----------            ----------


              See accompanying notes to condensed financial statements.

                                CHOLESTECH CORPORATION

                       NOTES TO CONDENSED FINANCIAL STATEMENTS


1. The interim unaudited financial information of Cholestech Corporation (the "Company") is prepared in conformity with generally accepted accounting principles and such principles are applied on a basis consistent with the audited financial information contained in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 25, 1996. However, certain information or footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information included herein has been prepared by management, without audit by independent accountants who do not express an opinion thereon, and should be read in conjunction with the audited financial statements contained in the Annual Report on Form 10-K. The condensed balance sheet as of March 29, 1996 has been derived from, but does not include all the disclosures contained in, the audited financial statements for the year ended March 29, 1996. The information furnished includes all adjustments and accruals consisting only of normal recurring accrual adjustments that are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. The foregoing interim results are not necessarily indicative of the results of operations for the full fiscal year ending March 28, 1997.

3.  The components of inventories are as follows (in thousands):

                          SEPTEMBER 27, 1996  MARCH 29, 1996
                          ------------------  --------------
    Raw materials              $   686          $   875
    Work-in-process                821              380
    Finished goods                 867              655
                               -------          -------
                                $2,374           $1,910
                               -------          -------
                               -------          -------

4. Net loss per share is computed by dividing the net loss by the weighted average number of common and common equivalent shares outstanding during each period. Common equivalent shares are included in determining net loss per share, to the extent they are dilutive, using the treasury stock method.

5. In May 1996, the Company entered into a development, marketing and license agreement (the "Agreement") with Metra Biosystems, Inc. ("Metra Biosystems") to develop an immunoassay test cassette incorporating Metra Biosystems' bone resorption technology to be used with the Cholestech L-D-X-Registered Trademark- System. Pursuant to the Agreement, Metra Biosystems purchased 39,526 shares of the Company's common stock for an aggregate purchase price of $250,000 ($6.325 per share) and is obligated to purchase $750,000 of additional shares of common stock upon the completion of specified development milestones by the Company.

6. On June 28, 1996, the Company successfully completed a public offering and issued 2,500,000 shares of common stock at $5.00 per share. On July 9, 1996, the underwriters for the public offering exercised an over allotment option to purchase an additional 375,000 shares of Cholestech common stock at $5.00 per share. Aggregate proceeds to the Company from the public offering and over allotment option (collectively the "Public Offering") were $12.9 million, net of underwriting discounts and commissions and offering expenses. A portion of the proceeds was used to repay the outstanding balances of the Company's (a) bank line of credit of approximately $1.0 million and (b) a long-term note of approximately
    $1.2 million.

                                CHOLESTECH CORPORATION


7. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation." Effective March 30, 1996, the Company adopted FAS 123 and elected to continue to measure compensation cost for its employee stock compensation plans using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Annual proforma disclosure of net earnings and net earnings per share will reflect the difference between compensation cost included in net earnings and the related costs measured by the fair value-based method defined in FAS 123, including tax effects, that would have been recognized in the statement of operations if the fair value-based method had been used.

                                CHOLESTECH CORPORATION

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS DISCUSSED HEREIN, UNDER "GENERAL" AND "FACTORS AFFECTING FUTURE OPERATING RESULTS." THESE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THE STATEMENT UNDER "GENERAL" REGARDING THE COMPANY'S EXPECTATION OF CONTINUING TO INCUR OPERATING LOSSES AS WELL AS NEGATIVE CASH FLOWS, THE STATEMENT UNDER "SALES AND MARKETING" REGARDING THE COMPANY'S ANTICIPATION THAT SALES AND MARKETING EXPENSES WILL INCREASE, THE STATEMENT UNDER "RESEARCH AND
DEVELOPMENT" REGARDING THE COMPANY'S ANTICIPATION THAT RESEARCH AND DEVELOPMENT EXPENDITURES WILL INCREASE AND THE STATEMENT IN THE THIRD PARAGRAPH UNDER "LIQUIDITY AND CAPITAL RESOURCES" REGARDING THE LENGTH OF TIME THAT THE COMPANY'S RESOURCES WILL BE SUFFICIENT TO MEET ITS CAPITAL REQUIREMENTS.

GENERAL

    The Company develops, manufactures and markets a proprietary point of care diagnostic system that measures specific analytes to detect various diseases and disorders within five minutes using a single drop of whole blood. The Company has experienced significant operating losses since inception and, as of September 27, 1996, had an accumulated deficit of $50.3 million. The Company has not generated significant revenues to date, and there can be no assurance that significant revenues will ever be achieved. The Company is developing certain additional tests designed to extend the L-D-X System's capabilities. The Company believes that its future growth will depend, in part, upon its ability to complete development and successfully introduce these new tests. The Company expects to continue to incur operating losses as well as negative cash flows from operations as it expands product research and development efforts for new test panels, pursues regulatory clearances and approvals, expands sales and marketing activities to address the monitoring market, and develops and expands manufacturing capacity for existing and new test panels. The development and commercialization of the new tests will require additional development, sales and marketing, manufacturing and other expenditures. The required level and timing of such expenditures will have an impact on the Company's ability to achieve profitability and positive cash flows from operations.

RESULT OF OPERATIONS

    THIRTEEN WEEKS ENDED SEPTEMBER 27, 1996 VS. THIRTEEN WEEKS ENDED SEPTEMBER 29, 1995
                                         AND
    TWENTY-SIX WEEKS ENDED SEPTEMBER 27, 1996 VS. TWENTY-SIX WEEKS ENDED SEPTEMBER 29, 1995

    REVENUES. During the thirteen weeks ended September 27, 1996, revenues increased $1.5 million (95%) to $3.1 million from $1.6 million in the thirteen weeks ended September 29, 1995. Domestic revenues increased $1.3 million (99%) to $2.7 million from $1.3 million in the thirteen weeks ended September 27, 1996. During the first twenty-six weeks of fiscal 1997, revenues increased $2.9 million (98%) to $5.8 million from $2.9 million in the first twenty-six weeks of fiscal 1996. Domestic revenues increased $2.7 million (113%) to $5.1 million from $2.4 million in the first twenty-six weeks of fiscal 1996. These increases in revenues reflect a continuing increase in unit sales of the L-D-X System and disposable test cassettes to hospitals, managed care organizations, public health departments, corporations and other health care providers in the screening market. In April 1996 the Company launched its CLIA waived product line into the physician office laboratory ("POL") market, utilizing the 700 person sales force of Physician Sales and Services, Inc. which focuses on the POL market. The Company has shipped approximately 460 Cholestech L-D-X Systems into the POL market as of September 27, 1996. The Company is represented in the

                             CHOLESTECH CORPORATION

monitoring market by Physician Sales and Service, Inc. and General Medical, two of the largest distributors in the POL market. As of September 27, 1996, there were approximately 968 active health promotion accounts.

    During the thirteen weeks ended September 27, 1996, international revenues grew $164,000 (74%) to $386,000 from $222,000 in the thirteen weeks ended September 29, 1995. During the first twenty-six weeks of fiscal 1997, international revenues grew $152,000 (29%) to $673,000 from $521,000 in the first twenty-six weeks of fiscal 1996. The Company expects that international revenues will continue to decline as a percentage of total revenues in future periods as the Company increases sales and marketing efforts in the United States.

         COST OF PRODUCTS SOLD. Cost of products sold during the thirteen weeks ended September 27, 1996 increased $645,000 (66%) to $1.6 million from $981,000 in the thirteen weeks ended September 29, 1995, as unit sales of the L-D-X Systems and disposable test cassettes increased. Gross margin was 47% and 37% in the thirteen weeks ended September 27, 1996 and September 29, 1995, respectively. The improvement in the gross margin was primarily attributable to improved cassette manufacturing yields, improved quality assurance procedures and growth in the volume of units sold.

    During the first twenty-six weeks of fiscal 1997, cost of products sold increased $1.4 million (76%) to $3.3 million from $1.9 million in the first twenty-six weeks of fiscal 1996, as unit sales of the L-D-X Systems and disposable test cassettes increased. Gross margin was 44% and 37% in the first twenty-six weeks of fiscal 1997 and 1996, respectively. The improvement in the gross margin was primarily attributable to improved cassette manufacturing yields, improved quality assurance procedures and growth in the volume of units sold.

    The Company has obtained rights to use certain technology in the manufacturing of certain of its products. The related agreements, which expire at various times in calendar 1997 through 2006, provide for the Company to pay royalties ranging from 0.6% to 6.0% of net sales of the applicable products. Total royalty expense in the thirteen weeks ended September 27, 1996 and September 29, 1995 was $126,000 and $52,000,
respectively, and was charged to cost of products sold. Total royalty expense for first twenty-six weeks of fiscal 1997 and 1996 was $237,000 and $88,000, respectively, and was charged to cost of products sold.

    SALES AND MARKETING. Sales and marketing expenses in the thirteen weeks ended September 27, 1996 were $963,000 compared to $730,000 for the same period in fiscal 1996, and $1.9 million for the first twenty-six weeks of fiscal 1997 compared to $1.4 million for the same period in fiscal 1996. These increases in sales and marketing expenses were primarily attributable to continued expansion of the Company's domestic direct sales and marketing organization, increased expenses related to the penetration in the monitoring market, increased commissions associated with increased revenues and, to a lesser extent, participation in domestic conferences and trade shows. Sales and marketing expenses as a percentage of revenues decreased to 32% for the thirteen weeks ended September 27, 1996 from 47% for the same period in fiscal 1996, and decreased to 32% for the first twenty-six weeks of fiscal
1997 from 48% for the same period in fiscal 1996.   The Company currently
anticipates that sales and marketing expenses will increase in future periods as the Company expands sales and marketing activities to address the monitoring market, in particular the POL segment.

    RESEARCH AND DEVELOPMENT. Research and development expenses for the thirteen weeks ended September 27, 1996 were $269,000 compared to $166,000 for the same period in fiscal 1996, and $453,000 for the first twenty-six weeks of fiscal 1997 compared to $390,000

                           CHOLESTECH CORPORATION


for the same period in fiscal 1996. The Company is currently developing additional tests to detect disease states such as metabolic bone diseases and disorders, prostate cancer and diabetes. Each of these new tests is at an early stage of development and the Company will be required to undertake time consuming and costly development activities and seek regulatory approval for these new tests. Research and development expenses as a percentage of revenues decreased to 9% for the thirteen weeks ended September 27, 1996 from 11% for thirteen weeks ended September 29, 1995, and decreased to 8% for the first twenty-six weeks of fiscal 1997 from 13% for the same period in fiscal 1996. These decreases as a percentage of revenues resulted primarily from the increase in revenues as the level of research & development expenditures remained relatively constant. The Company currently anticipates that research and development expenditures will increase significantly in future periods as product development and manufacturing scale-up efforts for new tests increase.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses for the thirteen weeks ended September 27, 1996 were $464,000 compared to $363,000 for the same period in fiscal 1996 and $879,000 for the first twenty-six weeks of fiscal 1997 compared to $717,000 for the same period in fiscal 1996. These increases in general and administrative expenses resulted primarily from higher professional fees relating to business development efforts. General and administrative expenses as a percentage of revenues decreased to 15% for the thirteen weeks ended September 27, 1996 from 23% for the same period in fiscal 1996, and decreased to 15% for the first twenty-six weeks of fiscal 1997 from 24% for the same period in fiscal 1996. These decreases as a percentage of revenues resulted primarily from the increase in revenues.

    OTHER INCOME, NET. For the thirteen and twenty-six weeks ended September 27, 1996 and for the same periods of the prior year, other income, net generally consists of interest income earned on investment of cash and marketable security balances, offset in part by interest expense incurred on capital lease financing and other borrowings of the Company. The decreases in other income, net in the first thirteen and twenty six weeks of fiscal 1997, as compared to the same periods of fiscal 1996, primarily reflect higher average borrowings outstanding during fiscal 1997 and a prepayment penalty of $90,000 incurred by the Company upon repayment of long-term debt during the thirteen weeks ended September 27, 1996.

FACTORS AFFECTING FUTURE OPERATING RESULTS

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

                           CHOLESTECH CORPORATION

future revenue levels and to a large extent are fixed in the short-term. If actual revenues do not meet expectations, the Company's business, financial condition and results of operations could be materially adversely affected.

    The Company has generated only limited revenues to date, primarily from sales of the L-D-X System to hospitals, public health departments, corporate wellness programs, health promotion service providers, managed care organizations, community health centers, the military and others in the screening market. In order for the Company to increase revenues and achieve profitability and positive cash flows from operations, the L-D-X System must achieve a significant degree of market acceptance among health care providers in the monitoring market, particularly POLs. Physicians and other health care providers will not use the L-D-X System unless they determine that it is an attractive alternative to other means of screening or monitoring blood detected diseases. Even if the advantages of the L-D-X System in diagnosing and monitoring patients with blood detected diseases are established, physicians, medical clinics, pharmacists and other health care providers may elect not to purchase and use the L-D-X System for any number of reasons. As a result, there could be no assurance that demand for the L-D-X System, particularly in the monitoring market, will be sufficient to allow for profitable operations.

    The Company is in the early stages of developing tests designed to extend the L-D-X System's capability to include additional tests useful to health care providers, particularly POLs. The Company believes that its revenue growth and profitability will depend, in part, upon its ability to complete development of and successfully introduce these new tests. The Company will be required to undertake time-consuming and costly development activities and seek regulatory approval for these new tests. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these new tests, that regulatory clearance or approval of any new tests will be granted by the United States Food and Drug Administration on a timely basis, if at all, or that the new tests will adequately meet the requirements of the applicable market or achieve market acceptance. If the Company is unable for technological or other reasons to complete the development, introduction and scale up of manufacturing of any new tests or if such new tests do not achieve a significant level of market acceptance, the Company's business, financial condition and results of operations could be materially adversely affected.

    The Company manufactures internally all of the test cassettes that are components of the L-D-X System. The manufacture of cassettes is a highly complex and precise process. To the extent the Company does not achieve acceptable manufacturing yields of test cassettes or experiences product shipment delays, the Company's business, financial condition and results of operations would be materially adversely affected.

    The test market in which the Company competes is intensely competitive. The Company's competition consists mainly of independent clinical laboratories and hospital-based laboratories, as well as manufacturers of bench top and other point of care analyzers. In order to achieve market acceptance for the L-D-X System, the Company will be required to demonstrate that the L-D-X System is an attractive alternative to the clinical laboratory and hospital-based laboratory. This will require physicians to change their established means of having such tests performed. There can be no assurance that the L-D-X System will be able to compete with the testing services provided by these laboratories.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has financed its operations primarily through the sale of equity securities and, to a lesser extent, through capital lease financing and a long-term note payable. Through September 27, 1996, the Company had received

                                CHOLESTECH CORPORATION

approximately $69 million in net proceeds from equity financings. As of September 27, 1996, the Company had approximately $5.4 million of cash and cash equivalents and $4.4 million in marketable securities. In addition, the Company had $3.8 million of restricted marketable securities that currently secure a $3.0 million revolving bank line of credit. While the line of credit is in effect, the Company is required to maintain on deposit with the bank $3.8 million of restricted marketable securities or a $3.0 million certificate of deposit as pledged collateral, restricted as to use when the Company has outstanding borrowings under the agreement. The term of this revolving bank line of credit, originally expiring on October 31, 1996 was extended through December 1996 under the same provisions of the original agreement. As of September 27, 1996, the Company had no outstanding borrowings under the agreement. If the Company's cash and restricted marketable securities were to fall below $3.0 million, the Company would be required to either renegotiate the terms or cancel the revolving line of credit agreements. Net proceeds of the Public Offering of $12.9 million were used to repay the outstanding balances of the Company's (a) bank line of credit of approximately $1.0 million and (b) a long-term note of approximately $1.2 million and will be used to develop new products and expand on sales and marketing activities.

    Net cash used in operating activities was approximately $1.8 million and $1.5 million in the first twenty-six weeks of fiscal 1997 and 1996, respectively. Cash used in operating activities resulted primarily from net losses and increases in accounts receivable. In fiscal 1997, increases in inventory also contributed to net cash used in operating activities. Net cash used in investing activities of approximately $5 million in the first twenty-six weeks of fiscal 1997 resulted from the Company's net purchases of marketable securities and property and equipment, while in the same period of fiscal 1996 net cash used in investing activities in the amount of $80,000, reflects purchases of property and equipment. Net cash provided by financing activities in the first twenty-six weeks of fiscal 1997 was $11.8 million, reflecting issuance of Common Stock, primarily from the Public Offering, offset in part by principal payments on capital leases, repayment of long-term debt and repayment of short-term bank borrowings. The net cash provided by financing activities in the first twenty-six weeks of fiscal 1996 reflected borrowings under the long-term debt and issuance of Common Stock.

    The Company intends to expend substantial funds for product research and development, expansion of sales and marketing activities, expansion of manufacturing capacity and other working capital and general corporate purposes. Although the Company believes that the net proceeds of $12.9 million from the Public Offering, together with its unrestricted cash balances, internally generated funds, available bank borrowings under an existing line of credit and proceeds from issuance of Common Stock to Metra Biosystems, will be sufficient to meet its capital requirements for the foreseeable future, there can be no assurance that the Company will not require additional financing. The Company's actual liquidity and capital requirements will depend upon numerous additional factors, including the costs and timing of expansion of manufacturing capacity, the number and type of new tests the Company seeks to develop, the costs and timing of expansion of sales and marketing activities, the extent to which the Company's existing and new products gain market acceptance, competing technological and market developments, the progress of commercialization efforts of the Company's distributors, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, developments related to regulatory and third party reimbursement matters and CLIA, and other factors. In the event that additional financing is needed, the Company may seek to raise additional funds through public or private financing, collaborative relationships or other arrangements. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its technologies, products or marketing territories. The failure of the Company to raise capital when needed could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that such financing, if required, will be available on satisfactory terms, if at all.

                                CHOLESTECH CORPORATION

                             PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On August 22, 1996, the Company held the 1996 Annual Meeting of Shareholders. The following is a brief description of each matter voted upon at the meeting and a statement of the number of votes cast for, against or withheld and the number of abstentions and the number of broker non-voters with respect to each matter.

    1.   The shareholders elected the following Directors:

         Nominee                  For            Withheld
         ---------------------    ---------      --------
         Dr. Joseph Buchman       8,521,001      350,326
         John L. Castello         8,521,001      350,326
         Warren E. Pinckert II    8,521,001      350,326
         Dr. Harvey S. Sadow      8,521,001      350,326
         H.R. Shepherd            8,521,001      350,326

    2. The shareholders approved an amendment to the Company's 1988 Stock Incentive Program to increase the aggregate number of shares of Common Stock authorized for issuance thereunder by 500,000.

         For               Against        Abstain       Broker Non-Vote
         ---------       ---------        -------       ---------------
         7,136,972       1,482,635        127,300               124,420

    3. The shareholders ratified the appointment of Price Waterhouse LLP as independent accountants for fiscal 1997.

         For               Against        Abstain       Broker Non-Vote
         ---------       ---------        -------       ---------------
         8,798,256          30,910         42,161                    --


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.   Exhibits:

                        27.1  Financial Data Schedule.

         b. Reports on Form 8-K. No reports on Form 8-K were filed during the thirteen weeks ended September 27, 1996.

                           CHOLESTECH CORPORATION

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CHOLESTECH CORPORATION



Date     November 12, 1996             /s/  Warren E. Pinckert II
    ---------------------------        -----------------------------------------
                                       Warren E. Pinckert II
                                       President and Chief Executive Officer
                                      (Principal Executive Officer and Principal
                                       Financial and Accounting Officer)