Form 10-Q
period 1996-12-27
CHOLESTECH CORPORATION
filed 1997-02-10
CIK 887227

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                               ----------------------

                                     FORM 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND --- EXCHANGE ACT OF 1934
    For the quarterly period ended December 27, 1996

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND --- EXCHANGE ACT OF 1934
    For the transition period from        to
                                   ------    ------

Commission file number:  000-20198

                               CHOLESTECH CORPORATION
               (Exact name of registrant as specified in its charter)


           CALIFORNIA                                   94-3065493
(State or other jurisdiction of                (I.R.S. Employer Identification
 incorporation or organization)                  Number)



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
Yes   X        No
   -------       --------



At December 27, 1996, 11,204,397 shares of no par common stock of the Registrant were outstanding.


--------------------------------------------------------------------------------

                                CHOLESTECH CORPORATION


                                        PART I

                                FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----

ITEM 1.  FINANCIAL STATEMENTS.

         Condensed Balance Sheets                                            3

         Condensed Statements of Operations                                  4

         Condensed Statements of Cash Flows                                  5

         Notes to Condensed Financial Statements                             6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS.                                                         8

                                       PART II

                                  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                                  13

SIGNATURES                                                                  14

                                CHOLESTECH CORPORATION


PART I  -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               CONDENSED BALANCE SHEETS
                                    (In thousands)
                                     (Unaudited)

ASSETS
                                        December 27, 1996    March 29, 1996 (1)
                                         -----------------    -----------------

Current assets:
  Cash and cash equivalents                      $  6,944               $  361
  Marketable securities                             4,011                   --
  Restricted marketable securities                     --                3,750
  Accounts receivable                               1,722                1,107
  Inventories                                       2,545                1,910
  Prepaid expenses and other assets                   188                  167
                                                ---------             --------

    Total current assets                           15,410                7,295

Property and equipment, net                         2,410                2,041
Marketable securities                               2,785                   --
Other assets, net                                     218                  309
                                                ---------             --------
                                                $  20,823             $  9,645
                                                ---------             --------
                                                ---------             --------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term bank borrowings                        $  --               $  250
  Accounts payable and accrued expenses             1,657                1,614
  Accrued payroll and benefits                        238                  253
  Product warranty                                    212                  187
  Current portion of long-term debt                    --                  499
  Other liabilities                                    48                   50
                                                ---------             --------

    Total current liabilities                       2,155                2,853

Long-term debt, less current portion                   --                  799
Other liabilities                                      20                   11
                                                ---------             --------

    Total liabilities                               2,175                3,663
                                                ---------             --------

Shareholders' equity:
  Preferred stock                                      --                   --
  Common stock                                     69,121               55,644
  Accumulated deficit                             (50,473)             (49,662)
                                                ---------             --------

    Total shareholders' equity                     18,648                5,982
                                                ---------             --------
                                                $  20,823             $  9,645
                                                ---------             --------
                                                ---------             --------

(1) The information in this column was derived from the Company's audited financial statements for the fiscal year ended March 29, 1996.


              See accompanying notes to condensed financial statements.

                                CHOLESTECH CORPORATION


                          CONDENSED STATEMENTS OF OPERATIONS
                  (In thousands, except share and per share amounts)
                                     (Unaudited)


                                 Thirteen weeks ended  Thirty-nine weeks ended
                                 --------------------  -----------------------
                                 12/27/96    12/29/95    12/27/96    12/29/95
                                 --------    --------    --------    --------
Revenues:
  Domestic                        $ 2,942     $ 1,188     $ 8,085     $ 3,601
  International                       227         428         900         949
                                  -------     -------     -------     -------
                                    3,169       1,616       8,985       4,550
Cost of products sold               1,662       1,041       4,931       2,900
                                  -------     -------     -------     -------
Gross profit                        1,507         575       4,054       1,650
                                  -------     -------     -------     -------
Operating expenses:
  Sales and marketing                 989         806       2,858       2,206
  Research and development            365         149         818         539
  General and administrative          495         336       1,374       1,053
                                  -------     -------     -------     -------
Total operating expenses            1,849       1,291       5,050       3,798
                                  -------     -------     -------     -------
Loss from operations                 (342)       (716)       (996)     (2,148)

Other income, net                     179          17         185         155
Net loss                          $  (163)    $  (699)    $  (811)    $(1,993)
                                  -------     -------     -------     -------
                                  -------     -------     -------     -------

Net loss per share                $ (0.01)    $ (0.09)    $ (0.08)    $ (0.25)
                                  -------     -------     -------     -------
                                  -------     -------     -------     -------

Weighted average common
  shares                       11,176,669   8,040,082  10,103,329   8,021,074
                               ----------   ---------  ----------   ---------
                               ----------   ---------  ----------   ---------


              See accompanying notes to condensed financial statements.

                                CHOLESTECH CORPORATION


                          CONDENSED STATEMENTS OF CASH FLOWS
                                    (In thousands)
                                     (Unaudited)

                                                 Thirty-nine weeks ended
                                            ------------------------------------
                                            December  27, 1996 December 29, 1995
                                            ------------------ -----------------

Cash flows from operating activities:
  Net loss                                            $  (811)         $(1,993)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Depreciation and amortization                         597              457
    Deferred revenue                                        2              (20)
    Compensation expense relating to
    stock options issued below market                      --               30
    Forgiveness of note receivable                         --               36
    Changes in assets and liabilities:
     Accounts receivable                                 (615)             (62)
     Inventories                                         (635)            (322)
     Prepaid expenses and other assets                    (21)             (18)
     Other assets                                         (18)              --
     Accounts payable and accrued expenses                 43              380
     Accrued payroll and benefits                         (15)            (141)
     Product warranty                                      25               --
                                                      -------          -------

    Net cash used in operating activities              (1,448)          (1,653)
                                                      -------          -------

Cash flows from investing activities:
  Purchase of marketable securities                  (181,410)              --
  Proceeds from the sale of marketable securities     178,364               --
  Purchases of property and equipment                    (811)            (213)
                                                      -------          -------

    Net cash used in investing activities              (3,857)            (213)
                                                      -------          -------

Cash flows from financing activities:
  Proceeds from long-term debt                             --            1,500
  Repayment of long-term debt                          (1,298)             (99)
  Proceeds from short-term bank borrowing                 800               --
  Repayment of short-term bank borrowing               (1,050)              --
  Principal payments on capital leases                    (41)             (75)
  Issuance of common stock                             13,477               96
                                                      -------          -------
    Net cash provided by financing activities          11,888            1,422
                                                      -------          -------

Net change in cash and cash equivalents                 6,583             (444)
Cash and cash equivalents at beginning of period          361            1,230
                                                      -------          -------
Cash and cash equivalents at end of period            $ 6,944          $   786
                                                      -------          -------
                                                      -------          -------

Supplemental disclosures of non-cash financing and investing activities:

  Capital lease obligations incurred for
   acquisition of property and equipment              $    46          $    --
                                                      -------          -------
                                                      -------          -------

             See accompanying notes to condensed financial statements.

                                CHOLESTECH CORPORATION


NOTES TO CONDENSED FINANCIAL STATEMENTS

1. The interim unaudited financial information of Cholestech Corporation (the "Company") is prepared in conformity with generally accepted accounting principles and such principles are applied on a basis consistent with the audited financial information contained in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 25, 1996. However, certain information or footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information included herein has been prepared by management, without audit by independent accountants who do not express an opinion thereon, and should be read in conjunction with the audited financial statements contained in the Annual Report on Form 10-K. The condensed balance sheet as of March 29, 1996 has been derived from, but does not include all the disclosures contained in, the audited financial statements for the year ended March 29, 1996. The information furnished includes all adjustments and accruals consisting only of normal recurring accrual adjustments that are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. The foregoing interim results are not necessarily indicative of the results of operations for the full fiscal year ending March 28, 1997.

3.  The components of inventories are as follows (in thousands):

                                       DECEMBER 27, 1996   MARCH 29, 1996
                                       -----------------   --------------
    Raw materials                           $ 648               $  875
    Work-in-process                           783                  380
    Finished goods                          1,114                  655
                                            ------              ------
                                            $2,545              $1,910
                                            ------              ------
                                            ------              ------

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

                                CHOLESTECH CORPORATION


7. On December 20, 1996, the Company entered into an agreement with a bank for a $3 million revolving line-of-credit ("line of credit").
    While the agreement is in effect, the Company is required to maintain on deposit assets with collective value, as defined in the line of credit agreement, equivalent to no less than 100% of the outstanding principle balance under the line-of-credit. The principle amounts outstanding under the line-of-credit will bear interest at a rate per annum equal to the bank's prime rate in effect from time to time. The Company is not required to pay any commitment fees on the unused available credit. The commitment by the bank expires on November 30, 1997 and is renewable.
    As of December 27, 1996, there were no borrowings outstanding under the line-of-credit.

8. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation." Effective March 30, 1996, the Company adopted FAS 123 and elected to continue to measure compensation cost for its employee stock compensation plans using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Annual proforma disclosure of net earnings and net earnings per share will reflect the difference between compensation cost included in net earnings and the related costs measured by the fair value-based method defined in FAS 123, including tax effects, that would have been recognized in the statement of operations if the fair value-based method had been used.

                                CHOLESTECH CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

GENERAL

    The Company develops, manufactures and markets a proprietary platform technology - Cholestech L-D-X-REGISTERED TRADEMARK- System - whose first applications in the point of care market measures specific analytes to detect various diseases and disorders within five minutes using a single drop of whole blood. The Company has experienced significant operating losses since inception and, as of December 27, 1996, had an accumulated deficit of $50.5 million. The Company has not generated significant revenues to date, and there can be no assurance that significant revenues will ever be achieved. The Company is developing certain additional tests designed to extend the L-D-X System's capabilities. The Company believes that its future growth will depend, in part, upon its ability to complete development and successfully introduce these new tests. The Company expects to continue to incur operating losses as well as negative cash flows from operations as it expands product research and development efforts for new test panels, pursues regulatory clearances and approvals, expands sales and marketing activities to address the monitoring market, and develops and expands manufacturing capacity for existing and new test panels. The development and commercialization of the new tests will require additional development, sales and marketing, manufacturing and other expenditures. The required level and timing of such expenditures will have an impact on the Company's ability to achieve profitability and positive cash flows from operations.

RESULT OF OPERATIONS

THIRTEEN WEEKS ENDED DECEMBER 27, 1996 VS. THIRTEEN WEEKS ENDED DECEMBER 29,
1995
                                     AND
THIRTY-NINE WEEKS ENDED DECEMBER 27, 1996 VS. THIRTY-NINE WEEKS ENDED DECEMBER 29, 1995

    REVENUES. During the thirteen weeks ended December 27, 1996, revenues increased $1.6 million (96%) to $3.2 million from $1.6 million in the thirteen weeks ended December 29, 1995. Domestic revenues increased $1.7 million (148%) to $2.9 million from $1.2 million in the thirteen weeks ended December 27, 1996. During the first thirty-nine weeks of fiscal 1997, revenues increased $4.4 million (97%) to $9 million from $4.6 million in the first thirty-nine weeks of fiscal 1996. Domestic revenues increased $4.5 million (125%) to $8.1 million from $3.6 million in the first thirty-nine weeks of fiscal 1996. These increases in revenues reflect a continuing increase in unit sales of the disposable test cassettes and the L-D-X System to hospitals, managed care organizations, public health departments, corporations and other health care providers in the screening and monitoring markets. As of December 27, 1996, there were approximately 1,231 active health promotion accounts, 27% increase from the number of accounts for twenty-six weeks ended September 27, 1996. In April 1996 the Company launched its CLIA waived product line into the physician office laboratory ("POL") market. The Company has shipped

                          CHOLESTECH CORPORATION


approximately 924 Cholestech L-D-X Systems-REGISTERED TRADEMARK-into the POL market as of December 27, 1996. The Company is represented in the monitoring market by Physician Sales and Service, Inc. and General Medical, two of the largest distributors in the POL market.

    During the thirteen weeks ended December 27, 1996, international revenues decreased $201,000 (47%) to $227,000 from $428,000 in the thirteen weeks ended December 29, 1995. During the first thirty-nine weeks of fiscal 1997, international revenues decreased $49,000 (5%) to $900,000 from $949,000 in the first thirty-nine weeks of fiscal 1996. These decreases reflect the shipment of an unusal number of L-D-X Systems to Europe in the thirty-nine weeks ended December 29, 1995.

    COST OF PRODUCTS SOLD. Cost of products sold during the thirteen weeks ended December 27, 1996 increased $621,000 (60%) to $1.7 million from $1 million in the thirteen weeks ended December 29, 1995, as unit sales of disposable test cassettes and the Cholestech L-D-X Systems increased. Gross margin was 48% and 36% in the thirteen weeks ended December 27, 1996 and December 29, 1995, respectively. The improvement in the gross margin was primarily attributable to improved cassette manufacturing yields, growth in the volume of units sold and improved quality assurance procedures.

    During the first thirty-nine weeks of fiscal 1997, cost of products sold increased $2 million (70%) to $4.9 million from $2.9 million in the first thirty-nine weeks of fiscal 1996, as unit sales of disposable test cassettes and the L-D-X Systems increased. Gross margin was 45% and 36% in the first thirty-nine weeks of fiscal 1997 and 1996, respectively. The improvement in the gross margin was primarily attributable to improved cassette manufacturing yields, growth in the volume of units sold and improved quality assurance procedures.

    The Company has obtained rights to use certain technology in the manufacturing of certain of its products. The related agreements, which expire at various times in calendar 1997 through 2006, provide for the Company to pay royalties ranging from 0.6% to 6.0% of net sales of the applicable products. Total royalty expense in the thirteen weeks ended December 27, 1996 and December 29, 1995 was $149,000 and $72,000, respectively, and was charged to cost of products sold. Total royalty expense for first thirty-nine weeks of fiscal 1997 and 1996 was $386,000 and $160,000, respectively, and was charged to cost of products sold.

    SALES AND MARKETING. Sales and marketing expenses in the thirteen weeks ended December 27, 1996 were $989,000 compared to $806,000 for the same period in fiscal 1996, and $2.9 million for the first thirty-nine weeks of fiscal 1997 compared to $2.2 million for the same period in fiscal 1996. These increases in sales and marketing expenses were primarily attributable to continued expansion of the Company's domestic direct sales and marketing organization, increased expenses related to the penetration in the monitoring market, increased commissions associated with increased revenues and, to a lesser extent, participation in domestic conferences and trade shows. Sales and marketing expenses as a percentage of revenues decreased to 31% for the thirteen weeks ended December 27, 1996 from 50% for the same period in fiscal 1996, and decreased to 32% for the first thirty-nine weeks of fiscal 1997 from 48% for the
same period in fiscal 1996.   The Company currently anticipates that sales and
marketing expenses will continue to increase in absolute dollars in future periods as the Company expands sales and marketing activities to address the monitoring market, in particular the POL segment.

    RESEARCH AND DEVELOPMENT. Research and development expenses for the thirteen weeks ended December 27, 1996 were $365,000 compared to $149,000 for the same period in fiscal 1996, and $818,000 for the first thirty-nine weeks of fiscal 1997 compared to $539,000 for the same period in fiscal 1996. The Company is currently developing additional tests to detect disease states such as metabolic bone diseases and disorders, prostate cancer and diabetes. Each of these new tests is at an early stage of development and the Company will be required to undertake time consuming and costly development activities and seek regulatory approval for these new tests. Research and development expenses as a percentage of revenues increased to

                                CHOLESTECH CORPORATION


12% for the thirteen weeks ended December 27, 1996 from 9% for the thirteen weeks ended December 29, 1995. This increase as a percentage of revenues resulted primarily from product development and manufacturing scale-up efforts for new tests. Research and development expenses as a percentage of revenues decreased to 9% for the first thirty-nine weeks of fiscal 1997 from 12% for the same period in fiscal 1996. This decrease as a percentage of revenues resulted from faster revenue growth than the Company's ability to responsibly build infrastructure. The Company currently anticipates that research and development expenditures will increase significantly in future periods as product development and manufacturing scale-up efforts for new tests increase continues.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses for the thirteen weeks ended December 27, 1996 were $495,000 compared to $336,000 for the same period in fiscal 1996 and $1.4 million for the first thirty-nine weeks of fiscal 1997 compared to $1.1 million for the same period in fiscal 1996. These increases in general and administrative expenses resulted primarily from higher professional fees relating to recruitment and retention of new Chief Financial Officer, legal fees relating to business development efforts, and an increased investment in the Company's information systems. General and administrative expenses as a percentage of revenues decreased to 16% for the thirteen weeks ended December 27, 1996 from 21% for the same period in fiscal 1996, and decreased to 15% for the first thirty-nine weeks of fiscal 1997 from 23% for the same period in fiscal 1996. These decreases as a percentage of revenues occurred due to a faster revenue growth than the Company's ability to responsibly build infrastructure.

    OTHER INCOME , NET. For the thirteen and thirty-nine weeks ended December 27, 1996 and for the same periods of the prior year, other income, net generally consists of interest income earned on investment of cash and marketable security balances, offset in part by interest expense incurred on capital lease financing, and for all periods other then the thirteen weeks ended December 27, 1996, other borrowings of the Company. The increase in other income, net in the first thirteen and thirty-nine weeks of fiscal 1997, as compared to the same periods of fiscal 1996, primarily reflects higher interest income earned on investment of cash balances generated from the Company's Public Offering of common stock in June 1996.

FACTORS AFFECTING FUTURE OPERATING RESULTS

    The Company may experience significant fluctuations in revenues and results of operations on a quarter to quarter basis in the future. Quarterly operating results will fluctuate due to numerous factors, such as (i) the timing and level of market acceptance of the Cholestech L-D-X-REGISTERED TRADEMARK-System, particularly with respect to the monitoring market; (ii) the timing of introduction and availability of new tests; (iii) the timing and level of expenditures associated with new product development activities; (iv) the timing and level of expenditures associated with expansion of sales and marketing activities and overall operations; (v) the Company's ability to cost-effectively expand cassette manufacturing capacity and maintain consistently acceptable yields in the manufacture of disposable test cassettes; (vi) the timing of establishment of strategic distribution arrangements and success of the activities conducted under such arrangements; (vii) variations in manufacturing efficiencies; (viii) changes in demand for its products based on changes in third party reimbursement, competition, changes in government regulation and other factors; (ix) the timing of significant orders from and shipments to customers; and (x) general economic conditions. These factors are difficult to forecast, and these or other factors could have a material adverse effect on the Company's business, financial condition and results of operations. Fluctuations in quarterly demand for products and order cancellations may adversely affect the continuity of the Company's manufacturing operations, increase uncertainty in operational planning, affect cash flow from operations. The Company's expenses are based in part on the Company's expectations as to future revenue levels and to a large extent are fixed in the short-term. If actual revenues do not meet expectations, the Company's business, financial condition and results of operations could be materially adversely affected.

                                CHOLESTECH CORPORATION


    The Company has generated only limited revenues to date, primarily from sales of the Cholestech L-D-X-REGISTERED TRADEMARK-System to hospitals, public health departments, corporate wellness programs, health promotion service providers, managed care organizations, community health centers, the military and others in the screening market. In order for the Company to increase revenues and achieve profitability and maintain positive cash flows from operations, the L-D-X System must achieve a significant degree of market acceptance among health care providers in the monitoring market, particularly POLs. Physicians and other health care providers are not likely to use the L-D-X System unless they determine that it is an attractive alternative to other means of screening or monitoring blood detected diseases. Even if the advantages of the L-D-X System in diagnosing and monitoring patients with blood detected diseases are established, physicians, medical clinics, pharmacists and other health care providers may elect not to purchase and use the L-D-X System for any number of reasons. As a result, there can be no assurance that demand for the L-D-X System, particularly in the monitoring market, will be sufficient to allow for profitable operations.

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

    The Company internally manufactures all of the disposable test cassettes that are components of the L-D-X System. The manufacture of disposable test cassettes is a highly complex and precise process. To the extent the Company does not achieve acceptable manufacturing yields of test cassettes or experiences product shipment delays, the Company's business, financial condition and results of operations would be materially adversely affected.

    The test market in which the Company competes is intensely competitive.
The Company's competition consists mainly of independent clinical laboratories and hospital-based laboratories, as well as manufacturers of bench top and other point of care analyzers. In order to achieve market acceptance for the L-D-X System, the Company will be required to demonstrate that the L-D-X System is an attractive alternative to the clinical laboratory and hospital-based laboratory, as well as bench top and other point of care analyzers. This will require physicians to change their established means of having such tests performed. There can be no assurance that the L-D-X System will be able to compete with the testing services provided by these laboratories and analyzers.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has financed its operations primarily through the sale of equity securities and, to a lesser extent, through capital lease financing and a long-term note payable. Through December 27, 1996, the Company had raised approximately $69 million in net proceeds from equity financings. As of December 27, 1996, the Company had approximately $6.9 million of cash and cash equivalents and $6.8 million in marketable securities. In addition, the Company has a $3 million revolving bank line of credit. While the agreement is in effect, the Company is required to maintain on deposit assets with collective value, as defined in the line of credit

                                CHOLESTECH CORPORATION


agreement, equivalent to no less than 100% of the outstanding principle balance under the line-of-credit. The principle amounts outstanding under the line-of-credit will bear interest at a rate per annum equal to the bank's prime rate in effect from time to time. The Company is not required to pay any commitment fees on the unused available credit. The commitment by the bank expires on November 30, 1997 and is renewable.
As of December 27, 1996, there were no borrowings outstanding under the line-of-credit.

    Net cash used in operating activities was approximately $1.5 million and $1.7 million in the first thirty-nine weeks of fiscal 1997 and 1996, respectively. Cash used in operating activities resulted primarily from net losses and increases in inventory. In the first thirty-nine weeks of fiscal 1997, increases in accounts receivable also contributed to net cash used in operating activities. In the first thirty-nine weeks of fiscal 1996, increases in accounts payable and accrued expenses were due to the timing of payments partially offset the cash used in operating activities. Net cash used in investing activities of approximately $3.9 million in the first thirty-nine weeks of fiscal 1997 resulted from the Company's net purchases of marketable securities and property and equipment, while in the same period of fiscal 1996 net cash used in investing activities in the amount of $213,000, reflects purchases of property and equipment. Net cash provided by financing activities in the first thirty-nine weeks of fiscal 1997 was $11.9 million, reflecting issuance of Common Stock, primarily from the Public Offering, offset in part by principal payments on capital leases, repayment of long-term debt and repayment of short-term bank borrowings. The net cash provided by financing activities in the first thirty-nine weeks of fiscal 1996 reflected proceeds from the long-term debt and issuance of Common Stock.

    The Company intends to expend substantial funds for product research and development, expansion of sales and marketing activities, expansion of manufacturing capacity and other working capital and general corporate purposes. Although the Company believes that its unrestricted cash and marketable security balances, internally generated funds, available bank borrowings under an existing line of credit and proceeds from issuance of Common Stock to Metra Biosystems, will be sufficient to meet its capital requirements for the foreseeable future, there can be no assurance that the Company will not require additional financing. The Company's actual liquidity and capital requirements will depend upon numerous factors, including the costs and timing of expansion of manufacturing capacity, the number and type of new tests the Company seeks to develop, the costs and timing of expansion of sales and marketing activities, the extent to which the Company's existing and new products gain market acceptance, competing technological and market developments, the progress of commercialization efforts of the Company's distributors, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, developments related to regulatory and third party reimbursement matters and CLIA, and other factors. In the event that additional financing is needed, the Company may seek to raise additional funds through public or private financing, collaborative relationships or other arrangements. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its technologies, products or marketing territories. The failure of the Company to raise capital when needed could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that such financing, if required, will be available on satisfactory terms, if at all.

                                CHOLESTECH CORPORATION


                            PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.   Exhibits:

                        10.10.4 Letter Agreement effective December 20, 1996 by and between Wells Fargo Bank and the Registrant.
                        10.10.5 Revolving Line of Credit Note effective December 20, 1996 by and between Wells Fargo Bank and the Registrant.
                        10.10.6 General Pledge Agreement effective December 20, 1996 by and between Wells Fargo Bank and the Registrant.
                        27.1      Financial Data Schedule.

         b. Reports on Form 8-K. No reports on Form 8-K were filed during the thirteen weeks ended December 27, 1996.

                               CHOLESTECH CORPORATION


                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CHOLESTECH CORPORATION



Date     February 10, 1997             /s/ Warren E. Pinckert II
    -------------------------------     -------------------------------------
                                       Warren E. Pinckert II
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)


                                       /s/ Andrea J. Tiller
                                       -------------------------------------
                                       Andrea J. Tiller
                                       Vice President of Finance and Chief
                                         Financial Officer
                                       (Principal Financial and Accounting
                                         Officer)