Form 10-K
period 1997-03-28
CHOLESTECH CORPORATION
filed 1997-06-26
CIK 887227

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                ----------------

                                  FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 28, 1997

[ ]  Transition  report  pursuant  to  Section  13  or  15(d) of the  Securities
     Exchange Act of 1934 for the transition period from          to

Commission file number: 000-20198

                             CHOLESTECH CORPORATION
             (Exact Name of Registrant as specified in its charter)

           California                                  94-3065493
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)

                   3347 Investment Blvd., Hayward, CA 94545
             (Address of Principal Executive Offices) (Zip Code)

      Registrant's telephone number, including area code: (510) 732-7200

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, no par value
                  Preferred Share Purchase Rights, no par value


   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

   The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sales price of the Common Stock on May 30, 1997 as reported on the Nasdaq National Market, was approximately $51,317,819. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   As of May 30, 1997, registrant had outstanding 11,225,920 shares of Common Stock.
                       DOCUMENTS INCORPORATED BY REFERENCE

   Parts of the following documents are incorporated by reference into III of this Form 10-K portions of its Proxy Statement for Registrant's 1997 Annual Meeting of Shareholders to be held on August 22, 1997.
================================================================================

PART I

              SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

   Certain statements in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: the Company's history of losses and uncertainty of profitability; the uncertainty of market acceptance of the Cholestech L.D.X System; the Company's dependence on development and introduction of new products; the Company's limited sales, marketing and distribution experience and dependence on distributors; the risks associated with cassette manufacturing; the Company's highly competitive industry and rapid technological change within the Company's industry, the uncertainty of patent and proprietary technology protection and reliance on technology licensed from third parties; changes in, or failure to comply with, government regulation; the uncertainty of third party reimbursement for procedures performed using the Company's products; the potential fluctuations in the Company's annual and quarterly results; the Company's dependence on, retention and attraction of key employees; general economic and business conditions; and other factors referenced in this Report.

   Cholestech and Cholestech L.D.X are registered trademarks of Cholestech Corporation. This Report may also includes trademarks of companies other than Company's.

ITEM 1: BUSINESS


GENERAL

   Cholestech Corporation ("Cholestech" or the "Company") develops, manufactures and markets a proprietary platform technology -- the Cholestech L.D.X(R) System -- whose first applications in the preventive care market measure specific analytes to detect various diseases and disorders within five minutes using a single drop of whole blood. The Company currently markets its Cholestech L.D.X System and a series of lipid and glucose panels for diagnostic screening and therapeutic monitoring applications. In January 1996, the Cholestech L.D.X System and the Company's total cholesterol, high density lipoproteins, triglycerides and glucose tests were granted waived status under the Clinical Laboratory Improvement Amendments of 1988, the first such waiver granted under Clinical Laboratory Improvement Amendments of 1988's newly-developed ease of use, accuracy and precision guidelines. The Clinical Laboratory Improvement Amendments of 1988 waiver allows health care providers to use the Cholestech L.D.X System without the additional operating costs and extensive regulatory requirements associated with Clinical Laboratory Improvement Amendments of 1988 compliance. The Company believes that the Cholestech L.D.X System is the only multi-analyte diagnostic system to be classified as waived under Clinical Laboratory Improvement Amendments of 1988. The Company believes that the
Cholestech L.D.X System's Clinical Laboratory Improvement Amendments of 1988 waived status, technological flexibility, ease of use, accuracy and low maintenance costs provide it with competitive advantages over other preventive care diagnostic systems.


MARKET OVERVIEW

   Diagnostic testing of blood for chronic diseases and disorders is typically performed in independent clinical laboratories or hospital-based laboratories where large numbers of blood samples are processed in batches and test results are often not returned to physicians in less than 24 hours. The Company believes that as a result of the potential benefits and advantages of preventive care testing, there exists an opportunity to shift certain types of diagnostic testing from clinical laboratories and hospital-based laboratories to the point of care. These potential benefits and advantages include permitting the health care practitioner to provide immediate feedback to the patient. The Company believes that the Cholestech L.D.X System will assist in the management of patients with lipid disorders and have a positive impact on patient medication compliance and persistence that will help patients reach their target lipid goals. The Company also believes that point of care testing could assist in to reducing overall delivery costs and could improve patient outcomes by providing diagnosis as close to the patient as possible, thereby eliminating the need for additional patient follow-up visits for test results and redundant and time consuming procedures and processes, reducing paperwork and minimizing the time to medical intervention.

   Two of the principal markets in which preventive care testing is performed are the diagnostic screening and therapeutic monitoring markets. The diagnostic screening market is generally comprised of hospitals, corporate wellness programs, health promotion service providers, managed care organizations, community health centers, public health programs, fitness centers, the military and other independent screeners. These health care providers focus on identifying patients who may be at risk for certain diseases or disorders and directing them to appropriate therapeutic or preventive care programs. The therapeutic monitoring market is generally comprised of physician office laboratories, lipid clinics, cardiac rehabilitation centers and pharmacies. These health care providers focus on disease management and perform testing to monitor (i) patients who are identified as at risk for certain diseases, (ii) patients on dietary or drug therapy, and (iii) patients at risk of, or who have suffered, heart attacks or who are in cardiac rehabilitation. The Company believes that the number of potential point of care testing sites is large. For example, the National Cholesterol Education Program and American Heart Association have encouraged cholesterol testing in such places as worksites, community health centers and a variety of preventive medicine programs in order to make such testing readily available. Until recently, preventive care testing has been conducted predominately in the high volume diagnostic screening settings. Preventive care testing in the therapeutic monitoring market has, historically, been embraced by low volume physician office laboratories only on a limited basis due to the costs and administrative burdens associated with government regulatory requirements. In addition, technological limitations have restricted the number of tests which can be performed cost effectively at the point of care.

   Historically, the Federal Clinical Laboratory Improvement Amendments of 1967 applied only to clinical and hospital-based laboratories, and physicians were able to perform any laboratory testing that they believed was appropriate for their patients. The physician office laboratories market grew as a result of the development of easy to use laboratory testing equipment and the economic incentives for physicians to perform such testing in their own offices. In 1988, the regulatory environment in the physician office laboratories market changed with the promulgation of Clinical Laboratory Improvement Amendments of 1988 which applied to all laboratories including physician office laboratories, which perform testing on human specimens. Under Clinical Laboratory Improvement Amendments of 1988, all laboratories are required to register with the Health Care Financing Administration, but laboratories conducting non-waived tests must pay higher registration fees and submit to biannual federal inspections. Laboratories conducting non-waived tests are also required to implement a comprehensive quality assurance program, which includes a detailed procedure manual, enrollment in a proficiency testing program and a requirement to run two levels of quality control material each day of testing, even if only one patient sample is run. Moreover, Clinical Laboratory Improvement Amendments of 1988 regulations include personnel requirements that vary depending on the complexity of tests performed. See "-- Government Regulation." Since physician office laboratories testing is often done in low volumes and Clinical Laboratory Improvement Amendments of 1988 requirements can significantly increase the costs of testing, performing non-waived tests in a physician office laboratories setting is often not cost effective. When Clinical Laboratory Improvement Amendments of 1988 regulations went into effect in 1992, many physicians discontinued all but waived testing. Clinical and hospital-based laboratories, however, have continued to perform such testing and as a result currently dominate this market.

  Diagnostic Screening Market

   In the diagnostic screening market, health care providers perform high volume preventive risk factor diagnostic screening, particularly for cholesterol and glucose. Although not subject to reimbursement by Medicare or other third party payors, risk factor diagnostic screening has proven to be an effective way to decrease the overall cost of medical care. Hospitals and health departments offer health diagnostic screening in local communities. Many corporations (70% of the corporations with greater than 5,000 employees) offer periodic cholesterol diagnostic screenings to their employees at the worksite as part of worksite health promotion programs. Of those companies providing cholesterol diagnostic screenings, approximately 30% also measure glucose. Worksite health promotion is advocated by government agencies such as the National Heart, Lung and Blood Institute and the Centers for Disease Control and Prevention. In addition, private organizations promote worksite health promotion with a variety of programs such as the American Heart Association's "Heart at Work" Program and the YMCA's "Corporate Health Enhancement Program," which serves more than 2,000 worksites nationally. The Public Health Service has set goals for the number of worksites offering cholesterol education and testing to be increased from 16% in 1983 to 50% by the year 2000. Due to the high volume of testing performed by health care providers in the diagnostic screening market, the adoption of Clinical Laboratory Improvement Amendments of 1988 and its resulting cost increases and administrative burdens did not have a significant negative impact on testing in the diagnostic screening market. From 1992 when Clinical Laboratory Improvement Amendments of 1988 went into effect until January 1996, when the Company's Cholestech L.D.X System and disposable test cassettes were granted waived status, the Company focused its sales and marketing efforts in the distribution of its products in the various segments of the diagnostic screening market. Beginning in January 1996, and continuing to the present, the Company has expanded its focus its sales and marketing efforts on both the diagnostic screening market and the therapeutic monitoring market

  Therapeutic  Monitoring Market

   Since the Company received notice from the Centers for Disease Control and Prevention in January 1996 that the L.D.X System and the total cholesterol, high density lipoproteins, triglycerides and glucose tests in any combination have been classified as waived under Clinical Laboratory Improvement Amendments of 1988, the Company has expanded its sales and marketing focus to include the therapeutic monitoring market, in particular the physician office laboratories and pharmacy segments. The Company believes there are currently approximately 81,000 physician office laboratories which perform different types of diagnostic tests. The Company currently offers four of the eight most common blood chemistry tests performed at physician office laboratories, with an additional two of these tests under development. In addition, the Company believes there are currently approximately 53,000 pharmacies which could potentially offer preventive care testing. The Company believes that long term success in the pharmacy market will be dependent upon pharmacies developing of patient therapeutic monitoring programs implemented with managed care practitioners and physicians on a local basis.


STRATEGY

   The Company's business strategy includes the following elements:

   o Leverage Core Technologies to Enhance Product Offerings. The Company intends to leverage the technological flexibility of the Cholestech L.D.X System by developing new disposable test cassettes which utilize the existing Cholestech L.D.X Analyzer in order to capitalize on the Company's installed based of instruments as well as to make the Cholestech L.D.X System more attractive to new customers. The Company is currently in various stages of development of new immunoassay products which utilize biological markers for diagnostic screening and therapeutic monitoring of certain common diseases, such as metabolic bone diseases and disorders, diabetes and prostate cancer. In addition, the Company is developing a new test panel of blood urea nitrogen and creatinine for renal function analysis and liver enzymes for hepatic damage. There can be no assurance that the Company will be able to successfully complete the development, introduction and scale up of manufacturing of any of these future products or that any such tests will achieve a significant level of market acceptance. See "-- Products Under Development" and "-- Manufacturing."

   o Expand Distribution Channels. The Company intends to augment its direct sales and marketing efforts by continuing to establish relationships with selected third party distributors to strategically access target markets. In the physician office laboratory market segment the Company is represented by Physician Sales and Services, Inc. ("PSS"). To increase the market penetration into the physician office laboratory market segment, the Company entered into a distribution agreement with General Medical Corporation in fiscal 1997. In addition, the Company entered into a distribution agreement with AmeriSource Health Corporation ("AmeriSource") to target the retail pharmacy market segment. Also, in fiscal 1997, the Company entered into distribution agreements with three international distributors, Intermedix in Brazil, Diagnostic Testing LTD. in England, and JY Trading in Korea, to sell Cholestech L.D.X(R) System and disposable test cassettes to international markets.

   o Increase Penetration of Diagnostic Screening Market and Continue to Expand into Therapeutic Monitoring Market. The Company believes that the Clinical Laboratory Improvement Amendments of 1988 waived status of its products will continue to increase the number of potential customers in the diagnostic screening market, and will enable the Company to continue to access the therapeutic monitoring market. The Company is currently developing new products to make its product line more attractive to the physician office laboratories market as well as to expand its diagnostic screening market offerings. In February 1997, the Company entered into a two-year, minimum $2 million agreement with Health Management Services Corporation (HMSC) to offer consumers testing of individual cholesterol levels using the Cholestech L.D.X System at selected Wal-Mart stores across the country.

   o Establish Strategic Relationships. The Company has established and intends to continue to establish strategic relationships to develop new products and to expand its customer base. The Company believes that such relationships will enable it to take advantage of the financial resources, technological capabilities and market presence of its partners to enhance its competitive position in the diagnostic screening market and expand into the therapeutic monitoring market. In May 1996 the Company entered into a development, marketing and licensing agreement with Metra Biosystems Inc. ("Metra Biosystems") to develop an immunoassay test cassette incorporating Metra Biosystems' bone resorption technology to be used with the Cholestech L.D.X System. The Company is also participating in a pilot program with the American Pharmaceutical Association funded by Merck & Co. ("Merck") to demonstrate the ability of pharmacists to improve patient outcomes with drug therapy and behavior modification.


TECHNOLOGY

   The Cholestech L.D.X System is a self-contained, easy to use package of products consisting of a proprietary, telephone-sized electronic analyzer, a line of disposable test cassettes, and accessories that enable a user to perform combinations of diagnostic tests in five minutes or less. Although no special user training is needed and the test sample does not need to be pre-treated, the Cholestech L.D.X System produces results that are comparable to the precision and accuracy typically seen in larger, more expensive bench top and laboratory-based analyzers. Correlation studies of the Cholestech L.D.X System and clinical laboratory analyzers have shown that the Cholestech L.D.X System meets National Cholesterol Education Program guidelines for precision and accuracy. In addition, the ease of use and precision and accuracy of the System were factors necessary for the L.D.X System to receive waived status under Clinical Laboratory Improvement Amendments of 1988. The Company believes that it is the only manufacturer with a Clinical Laboratory Improvement Amendments of 1988 waived, multi-analyte diagnostic system.

   The Company believes the L.D.X System provides the following benefits and advantages:

   o Flexibility of L.D.X System. The design of the L.D.X System incorporates as much of the system's technology as possible into the test cassettes and maintains the L.D.X Analyzer as a flexible measuring device that can be adapted as new tests and other product upgrades are introduced. As new tests are marketed, encoding on the cassette's magnetic stripe communicates the product change to the L.D.X Analyzer and provides the L.D.X Analyzer the information needed to measure and display the test results. Changes that cannot be captured on the cassette's magnetic stripe can be accomplished by software changes in the L.D.X Analyzer's removable read only memory ("ROM") pack. This flexible design is intended to permit the installed base of users to incorporate new tests and other product upgrades to the Cholestech L.D.X System without having to purchase a new analyzer.

   o Cost Effectiveness. The Company believes that point of care specimen analysis made possible by the Cholestech L.D.X System may provide savings to third party payors and physicians. Point of care testing allows the health care practitioner to provide immediate results to the patient, thereby increasing the possibility for improved patient outcomes and eliminating the requirement that the patient return to receive test results. In addition, the Company believes that the L.D.X System's waived status under Clinical Laboratory Improvement Amendments of 1988, together with prevailing third party reimbursement rates and recommended fees, may provide a financial incentive for many health care providers to test patients at the point of care and capture revenue rather than forwarding it to the clinical laboratory.

   o Immediate Results. The Cholestech L.D.X System provides the health care practitioner with results in approximately five minutes, allowing for immediate point of care risk factor analysis, diagnosis and therapeutic monitoring. The immediacy of the test results allows the practitioner to begin treatment during the same visit, perform additional tests if needed or select an alternative treatment. The Cholestech L.D.X System's ability to provide immediate test results also improves the usefulness of diagnostic screening applications, such as worksite testing programs.

   o Simultaneous Performance of Multiple Tests. With the Cholestech L.D.X System, a single cassette can perform up to four tests simultaneously, enabling the Company to develop test cassettes that meet specific market needs. In the therapeutic monitoring market, the performance of multiple tests with a single cassette may also result in more reimbursement revenue for the physician.

   o Ease of Use. The Cholestech L.D.X System requires no special medical or chemistry training to operate and obtain test results. In addition, the Cholestech L.D.X System eliminates the need to pre-treat the testing sample.

   o Fewer Opportunities for Error. The Cholestech L.D.X System eliminates many of the steps traditionally involved in blood testing, including sample transportation, preparation and storage, and interpretation of analyte color reactions, thereby reducing opportunities for human error and preserving the integrity of the sample.

  Cholestech L.D.X  System

   The Cholestech L.D.X System is a four-channel, reflectance photometer that measures the amount of light reflected from the reaction surfaces and incorporates a microprocessor with on board software. The Cholestech L.D.X System contains an entry drawer for insertion of the cassette, three buttons for user activation and a liquid crystal display to present the test measurements. The Cholestech L.D.X System can also transmit results to a printer or laboratory management computer system for data handling and record keeping. The Cholestech L.D.X System includes cardiac risk assessment software that allows the health care practitioner to perform cardiac risk assessment using total cholesterol and high density lipoproteins test results and information about other cardiac risk factors the health care practitioner enters into the Cholestech L.D.X System.

   To run a test, the health care provider presses the "run" button on the Cholestech L.D.X System to open the cassette drawer, applies the sample of whole blood directly to the test cassette's sample well, inserts the cassette onto the drawer and presses the run button again. All further steps are done by the Cholestech L.D.X System. Utilizing the information and instructions encoded on the cassette's magnetic stripe, the Cholestech L.D.X System's on board microprocessor controls the reaction conditions, controls the optical measurements of analyte concentrations on the cassette's reaction pads, executes the required calculations and, within approximately five minutes, displays the quantitative results on the liquid crystal display.

   The software that instructs and controls the operation of the Cholestech L.D.X System's on board microprocessor is contained in a removable ROM pack mounted in an access well on the bottom of the Cholestech L.D.X System. The Company intends to upgrade the software in its ROM pack as the Company develops new products. A user can then easily remove the ROM pack and replace it with a new ROM pack containing upgraded software. To date, the Company has made available to existing users a new ROM pack, without charge, containing the cardiac risk assessment software described above, as well as a new ROM pack, for a fee, reflecting certain changes required to receive the Clinical Laboratory Improvement Amendments of 1988 waiver.

  Disposable  Test Cassettes

   The focal point of the Cholestech L.D.X System is the line of disposable test cassettes, which incorporate patented technology, including a method for distributing precisely measured plasma to multiple reaction pads for simultaneous testing along with the technology to instruct the L.D.X Analyzer how to perform the tests and all related calculations.

   Each cassette consists of three parts: a main body that contains the sample well into which the blood sample is dispensed, a reaction bar where plasma is transferred for analysis, and a magnetic stripe encoded with test instructions and lot specific calibration information for the various chemistries on the reaction pads. Capillary action draws a drop of whole blood through a separation medium within a cassette, stopping the cellular components of the blood while transferring a small volume of plasma to the cassette's reaction pads. When the plasma contacts the reaction pads, the dry chemistry on the reaction pads reacts with the analyte(s) in the plasma producing color. The intensity of color developed is proportional to the concentration of the analyte(s) in the plasma. The magnetic stripe contains information needed by the L.D.X Analyzer to convert the reflected color reading into a concentration level for the accurate measurement of analytes being tested. This feature frees the user from having to interpret any color reaction, relate a reading to a separate chart or input any calibration information.

   For certain future tests, the Company will be required to modify the design of the existing dry chemistry cassette. For example, the Company's immunoassay tests currently under development require the use of antibodies bound to the reaction membrane and a wash step which removes bound reactants that would interfere with the test. The new immunoassay cassette under development has the same external dimensions as the currently available dry chemistry cassette, but will require the Company to develop new technologies that would allow it to perform an immunoassay test, of which there can be no assurance. The Company believes that, if the immunoassay cassette is successfully developed, the L.D.X Analyzer will be the only point of care instrument capable of performing both dry chemistry and immunoassay-based tests on a single instrument. See "-- Products -- Products Under Development."

PRODUCTS

   The Company's current products include the L.D.X Analyzer and a series of lipid and glucose test cassettes for the diagnostic screening and therapeutic monitoring markets. In addition, the Company is in the process of developing new tests to expand its product menu, including immunoassay-based test cassettes to provide preventive therapeutic monitoring assays for the detection of metabolic bone diseases and disorders and prostate cancer. The following table summarizes the Company's current cassette products and products under development:

          L.D.X  TEST                  APPLICATION              TEST TYPE               STATUS (1)
------------------------------ --------------------------- -------------------- --------------------------
CURRENT PRODUCTS

Total Cholesterol              Cardiac Risk                Dry Chemistry        Marketed; FDA cleared;
                                                                                CLIA waived
Total Cholesterol and High
 Density Lipoprotein
 Cholesterol                   Cardiac Risk                Dry Chemistry        Marketed; FDA cleared;
                                                                                CLIA waived
Lipid Profile (Total
 Cholesterol/High
 Density Lipoprotein
 Cholesterol/Triglycerides)    Cardiac Risk                Dry Chemistry        Marketed; FDA cleared;
                                                                                CLIA waived
Total Cholesterol and
 Glucose                       Cardiac & Diabetes Risk     Dry Chemistry        Marketed; FDA cleared;
                                                                                CLIA waived
Total Cholesterol/High
 Density Lipoprotein
 Cholesterol/Glucose           Cardiac & Diabetes Risk     Dry Chemistry        Marketed; FDA cleared;
                                                                                CLIA waived

Lipid Profile plus Glucose     Cardiac & Diabetes Risk     Dry Chemistry        Marketed; FDA cleared;
                                                                                CLIA waived

PRODUCTS UNDER DEVELOPMENT

Creatinine/Blood Urea
 Nitrogen                      Renal Function              Dry Chemistry        510(k) filed

Bone Markers                   Osteoporosis                Immunoassay          Prototype Stage

Liver Enzymes                  Liver Function              Dry Chemistry        Feasibility Studies

Prostate Specific Antigen      Prostate Disease            Immunoassay          Feasibility Studies

Glycated Hemoglobin            Diabetes                    Specific Binding     Feasibility Studies

----------------
(1) "Marketed" means that commercial sales of the product have commenced. "FDA cleared" means that the product has received 510(k) clearance from the Food and Drug Administration ("FDA"). "CLIA waived" means that the product has been classified as waived under Clinical Laboratory Improvement Amendments of 1988 by the Centers for Disease Control and Prevention. "510(k) filed" means an application for clearance pursuant to section 510 (k) of the Food, Drug and Cosmetics Act of 1938, as amended, with the FDA. "Feasibility studies" means that a theoretical design for the product has been developed and the test chemistry is being evaluated in the laboratory. "Prototype stage" means cassette shelf-life is being evaluated, pilot manufacturing equipment is being developed, and the new test is being evaluated in-house against samples designed to mimic the range of real patient samples.

  Current Products

   The Company's current products are designed to measure and monitor blood cholesterol and related lipids and glucose. Lipids travel in the blood within water-soluble particles called lipoproteins. These lipid carriers include very-low-density lipoproteins, low-density lipoproteins and high density lipoproteins. Very-low-density lipoproteins, a major carrier of triglycerides in the blood, and low-density lipoproteins, the major carrier of cholesterol, have been shown to be associated with deposits on the arterial wall, which are sometimes referred to as atherosclerotic plaque. The accumulation of this plaque leads to a narrowing of the arteries and increases the likelihood of coronary heart disease, the leading cause of death in the United States. High density lipoprotein cholesterol particles, which circulate in the blood and can pick up cholesterol from arteries and carry it to the liver for elimination from the body, counterbalance this mechanism. High density lipoprotein cholesterol is sometimes called "good cholesterol" because of this function. The development of coronary heart disease has been associated with three lipoprotein abnormalities:
(i) high levels of low-density lipoproteins; (ii) high levels of very-low-density lipoproteins; and (iii) low levels of high density lipoproteins.

   Recognizing the relationship between diabetes and dyslipidemia (abnormal lipid levels), Cholestech developed a glucose test for the L.D.X System. Diabetes is a complex disorder of carbohydrate, fat and protein metabolism. It is manifested by a relative or absolute deficiency in insulin, the hormone that facilitates and controls the use of glucose by the body. Because of the deficiency of insulin, diabetic patients have an impaired tolerance to glucose, which leads to a number of short term and long term complications, such as nerve damage, kidney disease and retinal damage.

   The Company's L.D.X System includes the L.D.X Analyzer which measures analyte concentrations on the test cassette and displays the quantitative results. The L.D.X Analyzer currently has a list price of $1,795. A description of the Company's test cassettes is provided below.

   Total Cholesterol. A stand alone test for measuring total cholesterol. The total cholesterol test currently has a list price of $3.95.

   Total Cholesterol and high density lipoprotein cholesterol panel. This panel provides results for total cholesterol and high density lipoproteins, or "good" cholesterol and calculates the ratio of total cholesterol to high density lipoproteins, a recognized measure of lipid-induced cardiac risk. The Company believes that the total cholesterol and high density lipoprotein cholesterol panel is the only currently available point of care test which, using only a single drop of whole blood from a simple fingerstick, addresses the National Institutes of Health guidelines regarding the evaluation of coronary heart disease through the testing of not only total cholesterol, but also the important high density lipoproteins component within five minutes. As a result, the Company believes the total cholesterol and high density lipoprotein cholesterol panel is particularly useful in corporate wellness and initial diagnostic screening applications. The total cholesterol and high density lipoproteins panel currently has a list price of $7.50.

   Lipid Profile. The Company offers a Lipid Profile which directly measures total cholesterol, high density lipoproteins and triglycerides. In addition to providing direct results for total cholesterol, high density lipoprotein cholesterol and triglycerides, the Lipid Profile calculates estimated values for low density lipoprotein cholesterol and very low density lipoprotein cholesterol and calculates the ratio of total cholesterol to high density lipoprotein cholesterol. The Lipid Profile thus performs, using a small sample of whole blood from a simple fingerstick, each test identified by the National Institutes of Health Amendments of 1988 guidelines as important in the diagnosis and ongoing therapeutic monitoring of individuals who have high total cholesterol levels or who exhibit two or more other coronary heart disease risk factors. The Lipid Profile also allows the health care practitioner to follow the National Institutes of Health Amendments of 1988 guidelines to perform three lipid profiles, each one week apart, prior to initiating drug or dietary therapy. The Lipid Profile currently has a list price of $9.95.

   Total Cholesterol and Glucose Panel, Total Cholesterol/High Density Lipoprotein Cholesterol/Glucose Panel and Lipid Profile Plus Glucose. These panels address the need for diagnostic screening and therapeutic monitoring patients with demonstrated or incipient diabetes mellitus and individuals who may be at risk of cardiovascular disease and individuals who may not be aware that they are diabetic. These test combinations are potentially desirable because glucose and total cholesterol tests are frequently conducted at occupational health sites. The total cholesterol and Glucose Panel, the total cholesterol/high density lipoproteins/Glucose Panel and the Lipid Profile plus Glucose have a list price of $3.95, $8.50 and $10.95, respectively.

   Markets. In response to conclusive evidence relating high total cholesterol to heart disease, the National Institutes of Health in 1985 launched the
National  Cholesterol  Education  Program,  a  nationwide  effort to reduce  the prevalence of high blood cholesterol. In 1988, the National Cholesterol Education Program issued guidelines for the testing of all adults over 20 years of age for high blood cholesterol, and more extensive lipid therapeutic monitoring and treatment for those found to be in high risk categories. Testing guidelines were subsequently expanded to include children over the age of two with a family history of high blood cholesterol or coronary heart disease and to include in certain circumstances a lipid profile, consisting of total cholesterol, high density lipoproteins, low density lipoproteins and triglycerides. Since the National Cholesterol Education Program initiated its recommendations, the market for cholesterol and other lipid tests has experienced significant growth. National Cholesterol Education Program data indicate that more than 50% of the adult population in the United States has high or borderline high total cholesterol.

   It is estimated that Type II diabetes, which involves insulin deficiency or insulin resistance, afflicts more than 14 million persons in the United States, but only half of those with Type II diabetes have been identified. Diagnostic screening for these patients who have non-symptomatic diabetes is important, because proper treatment will minimize the long term complications of the disease.

   In order for the Company to further increase revenues and achieve sustainable profitability and positive cash flows from operations, the Cholestech L.D.X System must achieve a significant degree of market acceptance among health care providers in the therapeutic monitoring market, particularly physician office laboratories and pharmacies. The substantial majority of diagnostic tests used by physicians and other health care providers are performed by independent clinical laboratories and hospital-based laboratories. Physicians and other health care providers will not use the Cholestech L.D.X System unless they determine that it is an attractive alternative to other means of diagnostic screening or therapeutic monitoring blood detected diseases, particularly independent clinical laboratories and hospital-based laboratories, and that the clinical benefits to the patient and cost savings achieved through use of the Cholestech L.D.X System outweighs the cost of the system. Such determination will depend, in part, upon the Cholestech L.D.X System's accuracy, ease of use, rapid test time, reliability, cost effectiveness, portability and level of third party reimbursement. Even if the advantages of the Cholestech L.D.X System in diagnosing and therapeutic monitoring patients with blood detected diseases are established as clinically significant, physicians, medical clinics, pharmacists and other health care providers may elect not to purchase and use the Cholestech L.D.X System for any number of other reasons. For examples, physicians and other health care providers may not change their established means of having such tests performed, may not make the necessary investment of purchase the Company's products or may not be able to obtain adequate reimbursement from third party payors for test performed using the Cholestech L.D.X System. In addition, the growth prevalence of managed care and health maintenance organizations may adversely affect the physician office laboratories market. A growing number of physicians are salaried employees and have no financial incentive to perform testing. Many health management organization and managed care organization have contracts with laboratories which require participating or employed physicians to send patient specimens to contracted laboratories. Finally, physicians are under growing pressure by Medicare and private insurers to limit their testing to "medically necessary" tests. As a result of these and other factors, there can be no assurance that demand for the Cholestech L.D.X System, particularly in the therapeutic monitoring market, will be sufficient to allow for sustainable profitable operations.

  Products Under Development

   The Company's strategy is to use the technological flexibility of the Cholestech L.D.X System to develop new cassettes that address disease states and testing markets the Company believes provide attractive commercial opportunities. The Company is in the early stages of developing new cassettes that would expand its product line in the diagnostic screening market and would better position its product line for the physician office laboratories market. To date, the Company has been engaged primarily in conducting research and development to determine the feasibility of performing these new tests on the Cholestech L.D.X System. The Company will initially focus its available resources on the development of blood urea nitrogen, creatinine and liver enzyme tests, as well as the immunoassay-based test to detect and monitor metabolic bone diseases and disorders being developed in conjunction with Metra Biosystems. The Company will undertake the development of additional tests depending on the progress of its existing development efforts and its available resources. To complete its product development programs, particularly with respect to the immunoassays, the Company may be required to develop new core technologies, processes and production equipment. In addition, the Company may also be required to retain additional scientific, engineering and manufacturing staff. There can be no assurance that the Company will be successful in developing any of the tests described below, or even if successfully developed, that such tests will receive regulatory clearance, be capable of being cost effectively manufactured in sufficient quantities, on a timely basis and in compliance with regulatory guidelines, or be successfully marketed. In May 1997, the Company submitted 510(k) clearance application to the FDA for its renal function panel. The
Company intends to design and develop most of these products so as to be eligible for FDA 510(k) clearance and waivers under Clinical Laboratory Improvement Amendments of 1988, although there can be no assurance that the Company's products under development will obtain such clearances or waivers. See "-- Government Regulation."

   Products currently being developed by the Company are described below.

   Renal Function Test. The Company has developed a menu expansion of tests to include a test for creatinine and blood urea nitrogen for the physician's office. The Company believes that these tests are among the most commonly ordered tests in physician offices. The renal function test will assist physicians in managing the health of diabetes patients. Blood urea nitrogen elevations occur in chronic renal disease as well as urinary tract obstruction. Blood urea nitrogen is useful to monitor hemodialysis and other therapies. Creatinine is also a measure of renal function and is used in combination with blood urea nitrogen tests. In addition, creatinine is used as a measure of renal blood flow which may have become reduced due to congestive heart failure or dehydration. Low levels of creatinine may result from decreased hepatic production in advanced liver disease. In May 1997, the Company submitted a 510(k) application for FDA approval for the Renal Function test.

   Metabolic bone diseases and disorders. Osteoporosis is the most widespread form of bone disease characterized by a general loss of bone density. This loss of bone density can lead to a weakening of the bone, thereby making the bone more prone to fractures. Biological markers of bone metabolism are secreted in urine, and it has been shown that the level of secretion correlates to the amount of bone loss. The measured levels of these markers has also been shown to be responsive to osteoporosis therapies such as hormone replacement therapy. According to the National Osteoporosis Foundation, this disease afflicts over 25 million Americans and over 200 million people worldwide. In the United States, approximately 1.5 million osteoporosis related fractures occur each year. For Caucasian women, it is estimated that the risk of hip fractures approximates the combined risks of breast, endometrial and ovarian cancers. The World Health Organization estimates that the cost of osteoporosis related fractures in the United States exceeds $7 billion annually.

The Company has entered into an agreement with Metra Biosystems to develop and market Metra Biosystems' Pyrilinks-D(R) and other related bone marker technologies on the Cholestech L.D.X System. The Company has successfully demonstrated the feasibility of meeting the initial specifications for the Company's technology for this urine-based immunoassay diagnostic test on the L.D.X System and is in the prototype stage of development. See "-- Strategic Relationships."

   Liver Function Tests. Patients undergoing certain lipid lowering drug therapies must be monitored for increases in certain enzymes which are associated with liver damage. The use of a liver function test cassette in conjunction with the Lipid Profile would allow the physician to monitor, at the point of care, both the beneficial and potential adverse side effects of the lipid lowering drug therapies. The Company has demonstrated the technical feasibility of liver function tests using its cassette technology in the laboratory.

   Prostate Specific Antigen ("PSA"). The American Cancer Society estimates that in 1996, 317,000 Americans will be diagnosed with prostate cancer and predicts that deaths from prostate cancer in the United States will reach over 41,000 making it the second leading cause of cancer related deaths. The American Cancer Society recommends that men 50 and older receive a PSA blood test annually. By making early detection possible, treatment can begin when there is a higher likelihood of success, leading to better survival rates from the disease. The Company has demonstrated the feasibility of measuring PSA from a single drop of whole blood using the Company's technology. The Company expects that the PSA test may require pre-market approval from the FDA. See "-- Government Regulation."

   Glycated Hemoglobin. Glycated hemoglobin measurement is used by physicians to assess a diabetic's long term compliance with prescribed diet and insulin usage. This test measures the percent of the patient's hemoglobin which has become coupled to glucose. A relatively high percentage of hemoglobin to glucose indicates poor patient compliance, which can lead to severe health problems. The American Diabetes Association recommends at least semi-annual measurement for all diabetic patients. It is estimated that there are seven to eight million diagnosed type II diabetics in the United States.

   The Company received a "Small Business Innovative Research" grant of $100,000 from U.S. Department of Health and Human Services to further develop this test on the Cholestech L.D.X System. The Company is currently evaluating the feasibility of a test to detect glycated hemoglobin on the Cholestech L.D.X System.

   Other Products Under Development. The Company currently sells two cassettes which can calculate low density lipoprotein cholesterol levels from the combined readings of total cholesterol, high density lipoproteins and triglycerides. Low density lipoprotein cholesterol is the fraction of total cholesterol which leads to heart disease and is referred to as "bad" cholesterol. There is now available a direct version of the low density lipoproteins test, and the Company is considering adapting this form of the test to the L.D.X System. The advantage of this direct test over the calculated version of the test is that it does not require the patient to fast before testing. However, since lipid management requires the physician to assess a patient treatment on both "good" and "bad" cholesterol, the disadvantage of the stand alone direct low density lipoproteins test is the lack of the patient's high density lipoproteins values. The Company believes that the Cholestech L.D.X System may overcome this problem with its ability to run multiple tests simultaneously on the system.

   Lp(a) is a lipoprotein which is a component of low density lipoproteins. It has been established in the scientific literature that Lp(a) is a risk factor for atherosclerosis, and it is believed that Lp(a) may be the component of low density lipoproteins which is responsible for the risk associated with low density lipoproteins. The Company believes that a test for Lp(a) may emerge as the dominate test for cardiac risk in the future. The Company has licensed the rights to a new technology to measure Lp(a). This technology is currently being evaluated by the Company and a number of collaborators.

   The Company believes that its revenue growth and profitability will depend, in part, upon its ability to complete development of and successfully introduce these new tests. In addition, some of these new tests depend on the development of immunoassay-based technologies and the incorporation of these technologies into the Cholestech L.D.X System. The Company will be required to undertake time- consuming and costly development activities and seek regulatory approval for these new tests. There can be no assurance that the Company will be able to complete successful development of any of these future products. Furthermore, there can be no assurance that even if these products and/or any other future products are successfully developed, the Company will be able to successfully receive FDA clearance or approval or Clinical Laboratory Improvement Amendments of 1988 waivers on a timely basis, manufacture such products on a cost effective basis and in compliance with applicable regulatory standards, or successfully market thse products. If the Company is unable for technological or other reasons to complete the development, introduction and scale up of manufacturing of any new tests or if such new tests do not achieve a significant level of market acceptance, the Company's business, financial condition and results of operations could be materially adversely affected.

SALES AND MARKETING

   To date, the Company has focused its sales and marketing efforts on hospitals, managed care organizations, large physician group practices, corporate wellness programs, community health centers, health promotion service providers and other independent screeners in the diagnostic screening market. With the recent Clinical Laboratory Improvement Amendments of 1988 waiver of its existing product line, the Company began to focus its sales and marketing efforts to access the therapeutic monitoring market. The Company utilizes a combination of a direct sales force and regional distributors to sell into the diagnostic screening market and has developed a national distribution network to access the therapeutic monitoring market.
See "-- Strategy -- Expand Distribution Channels."

   The Company provides continuing customer support, including an automated order entry system, and technical support whenever needed to promote customer satisfaction. A U.S. toll-free number gives customers immediate access to Cholestech's in-house customer service, inside sales and technical support group. Customer service representatives also assist customers to order Cholestech L.D.X System, disposable test cassettes and accessories. The Company maintains an in-house instrument service capability that provides repairs to instruments either under warranty or on a parts and labor basis.

  Diagnostic Screening Market

   The Company's distribution strategy for the diagnostic screening market is to sell both directly to high volume customers and to selected regional distributors. The Company believes that its products provide a cost effective, easy to use alternative for preventive health care programs that are focused on identifying high risk individuals with possible cardiovascular disease and diabetes and enrolling them into appropriate disease intervention programs to reduce their overall health risk.

   The Company sells directly through a field sales group which includes eleven regional sales managers and two area field sales mangers. In addition, the Company has established a telemarketing effort to support large volume customers and utilizes direct mail campaigns to increase demand for its products. The Company also has entered into agreements with thirteen regional distributors that augment the Company's direct sales efforts. In February 1997, the Company signed a two-year agreement with Health Management Services Corporation ("HMSC") to offer consumers testing of individual cholesterol levels using the Cholestech L.D.X System at selected Wal-Mart stores across the country.

   The  Company's   international   distribution  strategy  for  the  diagnostic
screening market is designed to opportunistically penetrate targeted geographical markets by selling both directly to high volume customers and individual distributors in those areas. The Company has entered into agreements with fifteen foreign distributors to distribute the Cholestech L.D.X System primarily in Europe, the Pacific Rim and Latin America.

  Therapeutic Monitoring Market

   The Company's sales and marketing efforts in the therapeutic monitoring market will initially be focused on the physician office laboratories and pharmacy segments. As of April 1, 1996, the Company entered into a national, non-exclusive distribution agreement with PSS, a national medical products distributor with more than 700 sales professionals who focus on the physician office laboratories market. In September 1996, the Company entered into a similar non-exclusive distribution agreement with General Medical, Inc., a national medical products distributor with more than 600 sales professionals who focus on the physician office laboratories market.

   The retail pharmacy market consists of approximately 53,000 pharmacies which may provide point of care testing. The Company believes that marketing success in the pharmacy market will be dependent upon the development of patient therapeutic monitoring programs implemented in conjunction with managed care providers and physicians on a local basis. In January 1996, the American
Pharmaceutical Association announced Project IMPACT (IMprove Persistence And Compliance to Therapy). Project IMPACT is being funded by Merck, and its goal is to demonstrate the ability of pharmacists to enhance patient outcomes with drug therapy and behavior modification. The pilot program enlarges the pharmacist's role to one in which the pharmacist monitors therapeutic effectiveness of medications and provides counseling services to the patient. Utilizing pharmacists to provide such services may result in both direct and indirect cost savings to the patient and the patient's insurer. The Company is participating in Project IMPACT through the use of its Cholestech L.D.X System to monitor patients in this pharmacy-based cholesterol management project. The Company intends to utilize the program to evaluate the potential market for the Cholestech L.D.X System among pharmacists. Project IMPACT has monitor approximately 900 patients at 32 community-based pharmacies across the country for a period of two years. In April 1997, the Company entered into a multi-year non-exclusive distribution agreement with AmeriSource, a fullservice wholesaler of pharmaceuticals and health care products and services to pharmacies throughout the United States. This distributor agreement is to focus on pharmacy market segment to expand and service the installed based of Cholestech L.D.X System in the retail pharmacy market placed by Project IMPACT. Also, the Cholestech L.D.X System will become an integral part of the AmeriSource Encara(R) Program, which allows pharmacists to track patient disease states and the effectiveness of pharmaceutical care. Pharmacists using the Cholestech L.D.X(R) System will be able to efficiently and economically screen customers for two of the most prevalent disease states, diabetes and hyperlipidemia (elevated cholesterol), and provide immediate counseling. Customers will take away a risk assessment profile and be encouraged to discuss their health with their physicians. In addition to the Encara(R) Program, the Cholestech L.D.X System complements the Diabetes Shoppe(R) marketing and educational program recently acquired by AmeriSource.

   In order for the Company to increase revenues and achieve profitability, the Cholestech L.D.X System must achieve a significant degree of market acceptance among health care providers in the therapeutic monitoring market, particularly the physician office laboratories market segment. The Company has only limited experience marketing and selling to the therapeutic monitoring market in the United States. The Company has only recently entered into a distribution arrangement with three national distributors, PSS, General Medical and AmeriSource. The Company may be required to enter into additional distribution arrangement in order to achieve broad distribution of its products. There can be no assurance that the Company will be able to maintain the recently established distribution relationships or that the Company will be able to enter into and maintain arrangements with additional distributors on a timely basis, if at all. There can be no assurance that the Company will be able to penetrate the therapeutic monitoring market, including the physician office laboratories and pharmacy segments, or the physicians will use the Cholestech L.D.X System instead of clinical laboratory services for the same tests.


STRATEGIC RELATIONSHIPS

   The Company's strategy includes establishing strategic relationships to develop new products, expand its customer base, and provide the Company with technological, clinical, marketing, financial and other key resources.

   In May 1996, the Company entered into a development, marketing and licensing agreement with Metra Biosystems to develop an immunoassay test cassette incorporating Metra Biosystems' bone resorption technology to be used with the Cholestech L.D.X System. Pursuant to the agreement, Metra Biosystems purchased 39,526 shares of the Company's Common Stock for an aggregate purchase price of $250,000 ($6.325 per share) and is obligated to purchase $750,000 of additional shares of Common Stock upon the completion of specified milestones by the Company. The Company has granted Metra Biosystems registration rights in connection with Metra Biosystems' purchase of the Company's Common Stock.

   In connection with the development of the immunoassay test cassette, Metra Biosystems granted Cholestech a non-exclusive, royalty-bearing license to use, make, sell, offer to sell, import or distribute the resulting test to assess bone resorption, a gauge of the effectiveness of treatments of certain metabolic diseases and disorders and certain future products worldwide (the "Metra
License"). The Company will pay royalties to Metra Biosystems on the bone resorption product and on products that stem from work done in the course of the collaboration but do not incorporate any of Metra Biosystems' proprietary technology. The parties will negotiate royalties on future Metra Biosystems products as appropriate. Under the agreement, the Company will market the immunoassay test through its existing distribution channels in the United
States. The Company and Metra Biosystems will work together to market and distribute the tests internationally.

   There can be no assurance that the Company will be successful in developing a bone resorption test or any other product under this agreement, that this agreement will not expire prior to its term, or that even if any products are developed that they will be successfully marketed. The Company expects to enter into additional strategic agreements in the future to develop, commercialize and sell its current and future products. There can be no assurance that the Company will be able to negotiate acceptable agreements in the future, or that such relationships will be successful. In addition, there can be no assurance that the Company's strategic partners will not pursue alternative competing technologies or products. See "Management's Discussion and Analysis -- Potential Fluctuations and Factors Affecting Future Operating Results -- Limited Sales, Marketing and Distribution Experiences; Dependence on Third Party Distributors."

MANUFACTURING

   The Company manufactures, tests, performs quality assurance, packages and ships products at its 43,317 square foot facility located in Hayward, California. The Company maintains control of those portions of the manufacturing process that it believes are complex and provide important barriers to entry by competitors. The production processes employed by the Company to manufacture cassettes differ significantly from those employed in the manufacture of the analyzer.

  Manufacture of Cassettes

   The Company purchases chemicals, membranes and other raw materials from third party suppliers and converts these raw materials, using proprietary processes, into cassettes. The Company believes its proprietary processes and custom-designed equipment are important components of its cassette manufacturing operations. The Company has developed core manufacturing technologies, processes and production machinery, including (i) membrane lamination and welding; (ii) discrete membrane impregnation; (iii) on-line calibration; and (iv) software control of the manufacturing process. The Company completed validation of the second cassette manufacturing line and the line became fully operational in July 1996. In the event that cassette sales volume significantly increases, the Company may be required to construct a third cassette manufacturing line. There can be no assurance that such expansion of cassette manufacturing capacity can be completed in a timely fashion, if ever, and the failure to increase cassette manufacturing capacity on a cost effective and timely basis would have a material adverse effect on the Company's business, financial condition and results of operations.

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

  Manufacture of Cholestech L.D.X Analyzer

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

  Raw Materials, Quality Assurance

   Outside vendors provide Cholestech with subassemblies, components and raw materials. These materials are purchased, inspected and tested by the Company's quality control personnel. The Company's quality control personnel also perform finished goods quality control and inspection and maintain documentation for compliance with current Good Manufacturing Practices ("cGMP") regulations and other government manufacturing regulations. Cholestech's manufacturing facilities are subject to periodic inspection by regulatory authorities. See "-- Government Regulation." Certain key components and raw materials used in the manufacturing of the Company's products are currently provided by single-source vendors pursuant to the Company's periodic purchase orders. The Company believes that it maintains an adequate level of such components and raw materials in inventory and believes that alternative sources for such components and raw materials are available. However, any supply interruption in a sole-sourced component or raw material would have a material adverse effect on the Company's business once the inventory is depleted and until a new source of supply were qualified. In addition, an uncorrected impurity or supplier's variation in a raw material, either unknown to the Company or incompatible with the Company's manufacturing process, could have a material adverse effect on the Company's business. Because the Company is a small customer of many of its suppliers, there can be no assurance that its suppliers will devote adequate resources to supplying the Company's needs.

COMPETITION

   The diagnostic screening and therapeutic monitoring markets in which the Company competes is intensely competitive. The Company's competition consists mainly of independent clinical laboratories and hospital-based laboratories, as well as manufacturers of bench top and other point of care analyzers. The substantial majority of diagnostic tests used by physicians and other health care providers are currently performed by clinical laboratories and hospital-based laboratories. The Company expects that these laboratories will compete intensely to maintain their dominance in the therapeutic monitoring market. In order to achieve broad market acceptance for the Cholestech L.D.X
System, the Company will be required to demonstrate that the Cholestech L.D.X System is an attractive alternative to the independent clinical laboratory and hospital-based laboratory. This will require physicians to change their established means of having such tests performed. There can be no assurance that the Cholestech L.D.X System will be able to compete with the testing services provided by these laboratories.

   In addition, companies having a significant presence in the diagnostic market, such as Abbott Laboratories, Clinical Diagnostic Systems, a division of Johnson and Johnson which was formerly a division of Eastman Kodak Company, and Roche Boehringer Mannheim Diagnostics, a unit of Roche Holdings Corporation formerly Boehringer Mannheim, have developed or are developing analyzers targeted for point of care. These competitors have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than the Company. In addition, such competitors offer broader product lines than the Company, have greater name recognition than the Company, and offer discounts as a competitive tactic. The Company believes that it currently has a competitive advantage with the classification of its existing products as waived under Clinical Laboratory Improvement Amendments of 1988. The Company expects that the reclassification of the Cholestech L.D.X System as waived under Clinical Laboratory Improvement Amendments of 1988 will result in competitors seeking to develop products that qualify for waived classification. There can be no assurance that the Company's competitors will not succeed in obtaining Clinical Laboratory Improvement Amendments of 1988 waived status for their products or in developing or marketing technologies or products that are more effective and commercially attractive than the Company's current or future products, or that would render the Company's technology or products obsolete or noncompetitive.

   The Company's products must compete effectively overall with the existing and future products of its competitors primarily on the basis of the ability to perform tests at the point of care, ease of use, testing of multiple analytes from a single sample, ability to conduct tests without a skilled technician or a blood pretreatment step, the breadth of tests available, market presence, cost effectiveness, precision, accu- racy or immediacy of results. There can be no assurance that the Company will have the finan- cial resources, technical expertise or marketing, distribution or support capabilities to compete successfully in the future. See "Business -- Products," "-- Products Under Development," "-- Technology" and "-- Competition."


PATENTS AND PROPRIETARY TECHNOLOGY

   The Company pursues an active patenting policy to protect inventions and technology which are important to its business. The Company owns eight United States patents covering various aspects of the technology incorporated in its products, including the method for separating high density lipoproteins from other lipoproteins in a dry chemistry format, the basic design of the testing cassette and the L.D.X Analyzer and the method of correcting for the effects of substances that can interfere with testing of a blood sample. The Company has also filed patent applications relating to its technology internationally under the Patent Cooperation Treaty and individual foreign applications. The Company is also the licensee of one United States patent relating to the measurement of Lp(a) and a number of third party patents relating to its cassette technology.

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

GOVERNMENT REGULATION

   Food and Drug Administration and Other Regulations. The manufacture and sale of the Company's products are subject to regulation by numerous governmental authorities, principally the United States Federal Food and Drug Administration (the "FDA") and corresponding state and foreign regulatory agencies. Pursuant to the Federal Food, Drug And Cosmetic Act of 1938, as amended (the "FDC Act"), the FDA regulates the clinical testing, manufacture, labeling, distribution and promotion of medical devices. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals, a recommendation by the FDA that the Company not be permitted to enter into government contracts and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

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

   Before a new device can be introduced into the market, the manufacturer must generally obtain marketing clearance through a pre-market notification under
Section 510(k) of the FDC Act or an approval of a pre-market approval application under Section 515 of the FDC Act. A 510(k) clearance typically will be granted if the submitted information establishes that the proposed device is "substantially equivalent" to a legally marketed Class I or II medical device or to a Class III medical device for which the FDA has not called for pre-market approvals. A 510(k) notification must contain information to support a claim of substantial equivalence, which may include laboratory test results or the results of clinical studies of the device in humans. It generally takes from four to twelve months from the date of submission to obtain a 510(k) clearance, but it may take longer. A "not substantially equivalent" determination by the FDA, or a request for additional information, could delay the market introduction of new products that fall into this category. For any devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect safety or effectiveness, or constitute a major change in the intended use of the device, will require new 510(k) submissions. The Cholestech Analyzer and all existing disposable test cassettes required that the Company obtain 510(k) clearance prior to marketing in the United States.

   In general, the Company intends to develop and market tests that will require no more than a 510(k) clearance. However, if the Company cannot establish that a proposed test cassette is substantially equivalent to a legally marketed device, the Company must seek pre-market approval of the proposed test cassette from the FDA through the submission of a pre-market approval application. Certain products under development, including the Prostate Specific Antigen ("PSA") test, may require submission of a pre-market approval application. A pre-market approval application generally must be supported by extensive data including, laboratory, preclinical and clinical data to demonstrate safety and efficacy, as well as a complete description of the device and its components, and detailed description of the methods, facilities and controls used to manufacture the device. In addition, the submission must include the proposed labeling, advertising literature and training methods (if required). Upon receipt of a pre-market approval application, the FDA makes a threshold determination as to whether the application is sufficiently complete to permit a substantive review. If the FDA determines that the pre-market approval application is sufficiently complete to permit a substantive review, the FDA will accept the application for filing. An pre-market approval process can be lengthy, expensive and uncertain. An FDA review of a pre-market approval application generally takes one to three years from the date the pre-market approval application is accepted for filing, but may take significantly longer.

   Any products manufactured or distributed by the Company pursuant to FDA clearance or approvals are subject to pervasive and continuing regulation by FDA and certain state agencies, including record keeping requirements and reporting of adverse experience with the use of the device. Labeling and promotional activities are subject to scrutiny by FDA and, in certain circumstances, by the Federal Trade Commission. Current Food and Drug Administration enforcement policy prohibits the marketing of approved medical devices for unapproved uses.

   The FDC  Act  regulates  the  Company's  quality  control  and  manufacturing procedures by requiring the Company and its contract manufacturers to demonstrate compliance with cGMP. The FDA monitors compliance with these requirements by requiring manufacturers to register with the FDA, which subjects them to periodic inspections. While the Company's manufacturing processes, facilities and practices have not been inspected by the FDA, the Company believes that its manufacturing practices are in compliance with cGMP. The State of California also regulates and inspects Cholestech's manufacturing facilities. The Company has been inspected twice by the State of California to date and is manufacturing under an issued medical device manufacturers facility license from the State of California. If violations of the applicable regulations are noted during a FDA or State of California inspection of the Company's manufacturing facilities or the manufacturing facilities of its contract manufacturers, the continued marketing of the Company's product could be adversely affected.

   The Company and its products are also subject to a variety of state and local laws an regulation in those states or localities where its products are or will be marketed. Any applicable state or local laws or regulations may hinder the Company's ability to market it products in those states or localities.

   The Company is also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. There can be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations now or it's the future or that such laws or regulations will not have a material adverse affect upon the Company.

   Changes in existing requirements or adoption of new requirements or policies could increase the cost of or otherwise adversely affect the ability of the Company to comply with regulatory requirements. Failure to comply with regulatory requirements could have a material adverse effect on the Company.

   Clinical Laboratory Improvement Amendments of 1988 Regulations. The use of the Company's products in the United States is subject to Clinical Laboratory Improvement Amendments of 1988, which provides for federal regulation of laboratory testing, an activity also regulated by most states. Laboratories either must obtain a registration certificate from Health Care Financing Administration, register with an approved accreditation agency or obtain a state license in a state with a federally approved license program. The Clinical Laboratory Improvement Amendments of 1988 regulations seek to ensure the quality of medical testing. The Clinical Laboratory Improvement Amendments of 1988 regulations took effect in September 1992 with a two-year phase-in of certain requirements. The three primary mechanisms to accomplish this goal are daily quality control requirements to ensure the accuracy of laboratory devices and procedures, proficiency testing to measure testing accuracy, and personnel standards to assure appropriate training and experience for laboratory workers. Clinical Laboratory Improvement Amendments of 1988 categorizes tests as
"waived," or as being "moderately complex" or "highly complex" on the basis of specific criteria.

   Prior to January 1996, the Cholestech L.D.X System, including all current cassettes, was categorized under Clinical Laboratory Improvement Amendments of 1988 as moderately complex. In January 1996, the L.D.X System and the total cholesterol, high density lipoproteins, Triglycerides and Glucose tests in any combination were reclassified as waived under Clinical Laboratory Improvement Amendments of 1988. Under the waived classification, users are only required to obtain a certificate of waiver from Health Care Financing Administration and pay a $100 fee. This certificate must be renewed every two years. Current Cholestech L.D.X System users, including managed care organizations, hospitals, self-insured businesses and health promotion organizations, will now be able to use the Cholestech L.D.X System at a lower cost. The Company provides United States purchasers of its products with the documentation, systems and support necessary for the purchaser to comply with Clinical Laboratory Improvement Amendments of 1988. In order to successfully commercialize the tests that are currently under development, the Company believes that it will be critical to obtain waived classification for such tests under Clinical Laboratory Improvement Amendments of 1988. There can be no assurance that any new tests developed by the Company will qualify for the waived classification. Any failure of the new tests to obtain waived status under Clinical Laboratory Improvement Amendments of 1988 will adversely impact the Company's ability to commercialize such tests, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, there can be no assurance that any future amendment of Clinical Laboratory Improvement Amendments of 1988 or the promulgation of additional regulations impacting laboratory testing will not have an adverse effect on the Company's ability to market the L.D.X System. If Clinical Laboratory Improvement Amendments of 1988 regulations were modified in a manner that reduced regulatory requirements and burdens faced by competitive products, any competitive advantage of the L.D.X System's waived status would be reduced or eliminated.

THIRD PARTY REIMBURSEMENT

   In the United States, health care providers, such as hospitals and physicians, that purchase diagnostic products, including the Company's L.D.X System, generally rely on third party payors, principally private health insurance plans, federal Medicare and state Medicaid, to reimburse all or part of the cost of the procedure in which the product is being used. The Company's ability to commercialize its products successfully in the United States will depend in part on the extent to which reimbursement for the cost of such products and related treatment will be available from government health administration authorities (such as Health Care Financing Administration, which determines Medicare reimbursement levels), private health insurers and other organizations. Such third party payors can affect the pricing or the relative attractiveness of the Company's products by regulating the maximum amount of reimbursement provided by such payors for testing services. Reimbursement is currently not available for certain uses of the Company's products. For example, the cost of the L.D.X Analyzer is generally not subject to reimbursement by government or other third party payors. In addition, the tests performed by public health departments, corporate wellness programs and other large volume users in the diagnostic screening market are generally not subject to reimbursement. In addition, certain health care providers are moving towards a managed care system in which such providers contract to provide comprehensive health care for a fixed cost per patient. Managed care providers are attempting to control the cost of health care by authorizing fewer elective procedures, such as diagnostic screening of blood disease levels. The Company is unable to predict what changes will be made in the reimbursement methods utilized by third party payors. The Company could be adversely affected by changes in reimbursement policies of governmental or private health care payors, particularly to the extent any such changes affect reimbursement for procedures in which the Company's products are used. Third party payors are increasingly scrutinizing and challenging the prices charged for medical products and services. Decreases in reimbursement amounts for tests performed using the Company's products may decrease amounts physicians and other practitioners are able to charge patients, which in turn may adversely affect the Company's ability to sell its products on a profitable basis. Failure by physicians and other users to obtain reimbursement from third party payors, or changes in government and private third party payors' policies toward reimbursement of tests employing the Company's products could have a material adverse effect on the Company's business. Given the efforts to control and reduce health care costs in the United States in recent years, there can be no assurance that currently available levels of reimbursement will continue to be available, or that adequate reimbursement will be available in the future for the Company's existing products or products under development. See "Management's Discussion and Analysis -- Potential Fluctuations and Factors Affecting Future Profitability -- Uncertainty Relating to Third Party Reimbursement."

   Effective October 1, 1991, Health Care Financing Administration adopted new regulations providing for the inclusion of capital-related costs in the prospective payment system, under which providers are reimbursed on a per-diagnosis basis at fixed rates unrelated to actual costs, based on diagnostic related groups ("DRGs"). Under this system of reimbursement, equipment costs generally will not be reimbursed separately, but rather, will be included in a single, fixed-rate, per patient reimbursement. These regulations are being phased in over a ten-year period, and, although the full implications of these regulations cannot yet be known, the Company believes that the new regulations will place more pressure on hospitals' operating margins, causing them to limit capital expenditures. These regulations could have an adverse effect on the Company if hospitals decide to defer obtaining medical equipment as a result of any such limitation on their capital expenditures. The Company is unable to predict what adverse impact on the Company, if any, additional government regulations, legislation or initiatives or changes by other payors affecting reimbursement or other matters that may influence decisions to obtain medical equipment may have.

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

   The Company has liability insurance covering its property and operations with coverage and deductible amounts and exclusions which the Company believes are customary for companies of its size in its industry. The Company's personal property is insured for up to $4.3 million and it has comprehensive general liability coverage of up to $5.0 million. In addition, the Company has business interruption insurance of up to $5.6 million. There can be no assurance that the Company's current insurance coverage is adequate or that it will be able to maintain insurance at an acceptable cost or otherwise to protect against liability.

EMPLOYEES

   As of March 31, 1997, the Company employed 107 full-time employees. There were 41 employees in sales, marketing and administration and 52 employees in manufacturing and 14 employees devoted to research and development. The Company seeks to attract and retain skilled and experienced employees with directly relevant experience in the fields of interest, although there can be no assurance that it will continue to do so in the future. The loss of key personnel or the inability to hire or retain qualified personnel could have a material adverse effect on the Company's business, financial condition and results of operations. None of the employees are covered by a collective bargaining agreement, and management considers relations with employees to be excellent.

ITEM 2: PROPERTIES

   The Company leases a 40,317 square foot facility in Hayward, California. The Company's facility contains approximately 8,000 square feet of laboratory space, 10,000 square feet of manufacturing space and approximately 22,317 square feet devoted to sales, marketing, administrative and common areas. The Company's lease on the facility expires in the year 2000. The Company believes that this facility is adequate to meet its requirements through the expiration of its lease.

ITEM 3: LEGAL PROCEEDINGS

   The Company is not a party to any legal proceedings.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

   Not Applicable.

                      EXECUTIVE OFFICERS OF THE COMPANY

   The Executive Officers of the Company and their ages as of May 8, 1996 are as follows:

          NAME           AGE                       POSITION
---------------------- ----- ---------------------------------------------------
Warren E. Pinckert II..  53   President, Chief Executive Officer and Director
Steven L. Barbato  ....  47   Vice President of Manufacturing
Gary E. Hewett ........  45   Vice President of Diagnostic Development
Mark J. Kussman .......  49   Vice President of Sales and Marketing
Andrea J. Tiller ......  39   Vice President of Finance and Chief Financial
                              Officer


   Warren E. Pinckert II joined the Company as Chief Financial Officer and Vice President of Business Development in 1989. Mr. Pinckert was Corporate Secretary from February 1990 to January 1997. Mr. Pinckert became Executive Vice President of Operations in May 1991 while retaining his previous positions. In June 1993, Mr. Pinckert became President and Chief Executive Officer and was appointed to the Board of Directors. Prior to joining Cholestech, he was Chief Financial Officer for Sunrise Medical Inc., an international durable medical equipment manufacturer, from 1983 to 1989. Mr. Pinckert also serves on the Board of Directors of PacifiCare Health Systems, a managed care organization. Mr. Pinckert earned a B.S. in Accounting and an M.B.A. from the University of Southern California and is a certified public accountant.

   Steven L. Barbato joined the Company as Vice President of Manufacturing in May 1992. From 1990 to January 1992, Mr. Barbato served as Vice President of Operations of the Pandex Division of Baxter Diagnostics, Inc. ("Baxter Diagnostics"), a biotechnical instrument and reagent development division and served in other capacities at Baxter Diagnostics from January 1992 to May 1992. From 1989 to 1990, Mr. Barbato served as Director of Manufacturing for the Paramax Chemistry Division of Baxter Diagnostics, a division manufacturing automated whole blood analyzers. From 1987 to 1989, Mr. Barbato was employed as Manager of Manufacturing by the Paramax Division of Baxter Diagnostics. Mr. Barbato earned a B.S. in Chemical Engineering from Northeastern University and an M.B.A. from Xavier University.

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

   Mark J. Kussman joined the Company in August 1996 as Vice President of Sales and Marketing. From 1994 to June 1996, Mr. Kussman served as Vice President of Sales and Marketing of the Medical Analysis Systems, a manufacture of controls and blood chemistry reagents. From 1990 to 1994, Mr. Kussman served as Marketing Manager for Syva a division of Syntex, which manufacture drugs-of-abuse detection systems, therapeutic drug therapeutic monitoring and infectious disease detection systems. From 1988 to 1990, Mr. Kussman was employed as Vice President of Sales and Marketing by the International Bioclinical, Inc., a manufacture of medical reagents and medical assay developer. From 1977 to 1988, Mr. Kussman was employed as U.S. Marketing Manager by the Abbott Laboratories, diagnostics division. Mr. Kussman earned a B.S. in Marketing Management from Southern Illinois University and an M.B.A. from St. Louis University.

   Andrea J. Tiller joined the Company as Vice President of Finance and Chief Financial Officer in December 1996 and became Secretary in January 1997. Prior to joining Cholestech, Ms. Tiller was a management consultant for Left Brain, a consulting company. From 1994 to 1995 Mr. Tiller held a postion as Director of Corporate Planning and Finance with Target Therapeutics, currently a division of Boston Scientific, a medical device manufacturer. From 1991 through 1994 she held a position as Business Planning Manager of SynOptics Communications, currently Bay Networks. Prior to joining SynOptics Communications, Ms. Tiller was employed as Senior Marketing Research Specialist by the E.I. Dupont de Nemours & Company and has twice owned and operated consulting practices in the areas of business strategy and development. Ms. Tiller earned a B.A. in Economics from Stanford University and an M.B.A. from the San Francisco State University Graduate School of Business.

                                   PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
        SHAREHOLDER MATTERS

   The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "CTEC." The following table sets forth the quarterly high and low closing sales prices for the Company's Common Stock.

                       FISCAL YEAR 1995   HIGH     LOW
                      ---------------- -------- --------
                      First Quarter  .. $ 5.25   $ 2.50
                      Second Quarter  .   3.25     1.75
                      Third Quarter  ..   3.25     1.13
                      Fourth Quarter  .   3.00     1.50


                       FISCAL YEAR 1996   HIGH     LOW
                      ---------------- -------- --------
                      First Quarter  .. $ 2.50   $ 1.50
                      Second Quarter  .   3.00     2.13
                      Third Quarter  ..   3.75     2.25
                      Fourth Quarter  .   7.56     3.13


                       FISCAL YEAR 1997   HIGH     LOW
                      ---------------- -------- --------
                      First quarter  .. $ 7.50   $ 5.25
                      Second quarter  .   6.63     4.13
                      Third quarter  ..   6.13     4.88
                      Fourth quarter  .   6.50     4.88

   On June 3, 1997, there were approximately 326 holders of record of the Company's Common Stock.

   The Company has never declared or paid cash dividends on its capital stock. The Company currently expects to retain future earnings, if any, to finance the growth and development of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

  Sales of  Unregistered Securities

   In May 1996, the Company issued and sold (without payment of any selling commission to any person) 39,526 shares of Common Stock to Metra Biosystems, Inc. ("Metra Biosystems") at a price of $6.325 per share.

   The sale of the above securities was deemed to be exempt from registration under the Securities Act of 1933, as amended, or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering. Metra Biosystems represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in such transaction. Metra Biosystems has adequate access, through its relationship with the Company, to information about the Company.

ITEM 6:  SELECTED FINANCIAL DATA

                                               MARCH 28,  MARCH 29,  MARCH 31,  MARCH 25,  MARCH 26,
            YEAR ENDED (1)                       1997       1996       1995       1994       1993
---------------------------------------------   -------    -------    -------    -------    -------
(IN THOUSANDS, EXCEPT PER SHARE DATA)

STATEMENT OF OPERATIONS DATA
Revenues ....................................   $12,861    $ 6,873    $ 4,038    $ 3,029    $ 3,744
Cost of products sold .......................     6,952      4,505      3,933      4,972      4,908
                                                -------    -------    -------    -------    -------
Gross profit (loss) .........................     5,909      2,368        105     (1,943)    (1,164)
                                                -------    -------    -------    -------    -------
Operating expenses:
  Research and development ..................     1,254        714        715      2,134      1,843
  Sales and marketing .......................     3,891      3,168      2,694      2,909      2,171
  General and administrative ................     1,846      1,376      1,983      2,288      3,133
                                                -------    -------    -------    -------    -------
     Total operating expenses ...............     6,991      5,258      5,392      7,331      7,147
                                                -------    -------    -------    -------    -------
Loss from operations ........................    (1,082)    (2,890)    (5,287)    (9,274)    (8,311)
Interest income, net ........................       273        144        243        364        246
                                                -------    -------    -------    -------    -------
Net loss ....................................   $  (809)   $(2,746)   $(5,044)   $(8,910)   $(8,065)
                                                =======    =======    =======    =======    =======
Net loss per share (2) ......................   $  (.08)   $  (.34)   $  (.63)   $ (1.14)   $ (1.57)
                                                =======    =======    =======    =======    =======
Weighted average common shares (2)  .........    10,382      8,042      7,954      7,791      5,122
                                                =======    =======    =======    =======    =======

BALANCE SHEET DATA

                                        MARCH 28,   MARCH 29,   MARCH 31,   MARCH 25,   MARCH 26,
            YEAR ENDED (1)                1997        1996        1995        1994        1993
------------------------------------- ----------- ----------- ----------- ----------- -----------
(IN THOUSANDS)
Cash, cash equivalents and marketable   $ 14,009    $  4,111    $  5,230    $ 11,058    $ 18,964
 securities ..........................
Working capital ......................    16,138       4,442       5,929       9,239      14,660
Total assets .........................    21,087       9,645      10,041      15,685      25,399
Long-term liabilities ................        14         810          44          54         361
Accumulated deficit ..................   (50,471)    (49,662)    (46,916)    (41,872)    (32,962)
Shareholders' equity .................    18,703       5,982       8,513      13,412      21,991

----------------
(1) The Company's fiscal year is a 52-53 week period ending on the last Friday in March. All fiscal years in this report consist of 52 weeks, except fiscal 1995, which consisted of 53 weeks.
(2) See Note 1 of Notes to Financial Statements for an explanation of shares used in computing net loss per share.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors discussed herein, under "General" and "Potential Factors Affecting Future Operating Results." These forward-looking statements include, but are not limited to, the statement under "General" regarding the Company's expectation of continuing to incur operating losses as well as negative cash flows, the statement under "Sales and Marketing" regarding the Company's anticipation that sales and marketing expenses will increase, the statement under "Research and Development" regarding the Company's anticipation that research and development expenditures will increase and the statement in the third paragraph under "Liquidity and Capital Resources" regarding the length of time that the Company's resources will be sufficient to meet its capital requirements.


GENERAL

   The Company develops, manufactures and markets a proprietary platform technology -- the Cholestech L.D.X(R) System -- which in the preventive care market measures specific analytes to detect various diseases and disorders within five minutes using a single drop of whole blood. The Company has experienced significant operating losses since inception and, as of March 28, 1997, had an accumulated deficit of $50.5 million. The Company is developing certain additional tests designed to extend the Cholestech L.D.X System's capabilities. The Company believes that its future growth will depend, in part, upon its ability to complete development and successfully introduce these new tests. The Company expects to continue to incur negative cash flows from operations as it expands product research and development efforts for new test panels, pursues regulatory clearances and approvals, expands sales and marketing activities to address the therapeutic monitoring market, and develops and expands manufacturing capacity for existing and new test panels. The development and commercialization of the new tests will require additional development, sales and marketing, manufacturing and other expenditures. The required level and timing of such expenditures will have an impact on the Company's ability to achieve profitability and positive cash flows from operations.


RESULTS OF OPERATIONS

  Years Ended March 28, 1997 And March 29, 1996

   Revenues. The Company's revenues increased by 87% to $12.9 million in fiscal 1997 from $6.9 million in fiscal 1996. Domestic revenues increased by 107% to $11.6 million in fiscal 1997 from $5.6 million in fiscal 1996 while international revenues remained constant at $1.3 million in both fiscal 1997 and 1996. The increase in domestic revenues reflects a continuing unit increase in sales of the disposable test cassettes and the Cholestech L.D.X System to hospitals, managed care organizations, public health departments, corporations, physician office laboratories and other health care providers in the diagnostic screening and therapeutic monitoring markets. As of March 28, 1997, the Company had approximately 1,478 active health promotion accounts. In April 1996, the Company launched its Clinical Laboratory Improvement Amendments of 1988 waived product line. The Company had shipped approximately 1,144 Cholestech L.D.X Systems into the physician office laboratory market as of March 28, 1997. The Company is represented in the physician office laboratories market segment by Physician Sales and Service, Inc. and General Medical. In the pharmacy market segment of therapeutic market the Company is represented by AmeriSource Health Corporation.

   International revenues as a percent of total revenues declined to 10.8% for the fiscal year ended March 28, 1997 from 23.9% for the fiscal year ended March 29, 1996. The decrease in international revenues as a percentage of total revenues reflects the substantial increase in domestic revenues from sales of the Cholestech L.D.X System after the Company's product had been granted waived status. During fiscal 1997, a single European distributor accounted for 47% of the Company's international revenues, a slight increase over 45% in fiscal 1996. The Company expects that international revenues will continue to decline as a percentage of total revenues in future periods as the Company continues to increase sales and marketing efforts in the United States.

   Costs of Products Sold. Costs of products sold increased 54% to $7 million in fiscal 1997 from $4.5 million in fiscal 1996, as sales of disposable test cassettes and the Cholestech L.D.X System increased. Gross margin was 45.9% and 34.5% in fiscal 1997 and 1996, respectively. The improvement in the gross margin was primarily attributable to improved cassette manufacturing yields, growth in the volume of disposable test cassettes and the Cholestech L.D.X System sold, without corresponding increases in costs, and improved quality assurance procedures.

   The Company has obtained rights to use certain technology in the manufacturing of certain of its products. The related agreements, which expire at various times in calendar 1997 through 2006, provide for the Company to pay royalties ranging from 2% to 4.6% of net sales of the applicable products. Total royalty expense in fiscal 1997, 1996 and 1995 were $551,000, $381,000 and $132,000, respectively, and was charged to cost of products sold.

   Research and Development. Research and development expenses increased 76% to $1.3 million in fiscal 1997 from $714,000 in fiscal 1996. This increase in research and development expense was primarily attributable to continued development of additional tests and the increase in headcount to fourteen from four at the end of fiscal 1996. Research and development expenses as a percentage of revenues decreased to 9.8% in fiscal 1997 from 10.4% in fiscal year 1996. Such decrease as a percentage of revenues resulted from faster revenue growth than the Company's ability to responsibly build infrastructure. The Company is currently developing additional tests to detect disease states such as renal function, kidney function, metabolic bone diseases and disorders, liver function, prostate cancer and diabetes. Each of these new tests is at an early stage of development and the Company will be required to undertake time-consuming and costly development activities and seek regulatory approval for these new tests before such tests can be marketed. However, the Company believes that its future revenue growth and profitability will depend, in part, upon its ability to complete development and successfully introduce new test panels designed to extend the Cholestech L.D.X System's capabilities to include additional tests useful in the diagnostic screening and therapeutic monitoring markets. The Company currently anticipates that research and development expenditures will increase significantly in future periods as product development and manufacturing scale-up efforts for new tests increase.

   Sales and Marketing. Sales and marketing expense increased 22.8% to $3.9 million in fiscal 1997 from $3.2 million in fiscal 1996. This increase in sales and marketing expense were primarily attributable to continued expansion of the Company's domestic sales and marketing organization, increased expenses related to the penetration in the therapeutic monitoring market, increased commissions associated with increased revenues and, to a lesser extent, participation in domestic conferences and trade shows. Sales and marketing expense fell to 30.2% of total revenue in fiscal 1997 from 46.1% of total revenues in fiscal 1996 due to revenue growth that out paced the Company's ability to responsibly build its sales and marketing infrastructure. The Company currently anticipates that sales and marketing expenses will increase in future periods as the Company continues to expand sales and marketing activities to address the therapeutic monitoring market, in particular the physician office laboratory and the pharmacy segments.

   General and Administrative. General and administrative expense increased 34% to $1.8 million in fiscal 1997 from $1.4 million in fiscal 1996. The increase in general and administrative expenses resulted primarily from higher professional fees relating to recruitment of key personnel, legal fees relating to business development efforts, and an increased investment in the Company's information systems. General and administrative expenses fell to 14.4% of total revenues in fiscal 1997 from 20.0% in fiscal 1996. This decrease in general and administrative expense as a percentage of total revenues occurred due to faster revenue growth than the Company's ability to responsibly build its infrastructure.

   Interest Income. Interest income reflects income from the investment of cash balances and marketable securities. Interest income rose 82% to $517,000 in fiscal 1997 from $284,000 in fiscal 1996. The growth in interest income in fiscal 1997 over fiscal 1996 is primarily the result of investing the proceeds from the Company's public offering of Common Stock in June 1996.

   Interest Expense. Interest expense is incurred on capital lease financings, the bank line of credit and long-term debt. Interest expense increased 74% to $244,000 in fiscal 1997 from $140,000 in fiscal 1996. The rise in interest expense in fiscal 1997 resulted primarily from the imposition of a prepayment penalty of $112,000 when the Company retired its long-term debt in the second quarter of fiscal 1997.

  Years ended March 29, 1996 and March 31, 1995

   Revenues. The Company's total revenues increased by 70.2% to $6.9 million in fiscal 1996 from $4.0 million in fiscal 1995. Domestic revenues increased by 72.2% to $5.6 million in fiscal 1996 from $3.2 million in fiscal 1995 while international revenues increased by 62.2% to $1.3 million in fiscal 1996 from $817,000 in fiscal 1995. The increase in total revenues reflected increased unit sales of the Cholestech L.D.X System and disposable test cassettes to hospitals, managed care organizations, public health departments, corporations and other health care providers in the diagnostic screening market. The Company's product sales to the United States therapeutic monitoring market were minimal in each fiscal year.

   For the fiscal year ended March 29, 1996, international revenues increased $508,000 (62.2%) to $1.3 million from $817,000 for the fiscal year ended March 31, 1995. The increase in international revenue reflects the shipment of an unusual number of Cholestech L.D.X System to Europe in the fiscal year ended March 29, 1996. International revenues as a percent of total revenues declined slightly to 23.9% for the fiscal year ended March 29, 1996 from 25.3% for the fiscal year ended March 31, 1995. The decline of international revenues as a percent of total revenues reflects the 72.2% increase in domestic revenues in fiscal 1996 from fiscal 1995. During fiscal 1996, a single European distributor accounted for 45% of the Company's international revenues. No single international distributor accounted for a material percentage of international revenues in fiscal 1995.

   Costs of Products Sold. Costs of products sold increased 14.5% to $4.5 million in fiscal 1996 from $3.9 million in fiscal 1995, as unit sales of the Cholestech L.D.X System and disposable test cassettes increased. Gross margin was 34.5% and 2.6% in fiscal 1996 and 1995, respectively. The improvement in the gross margin was primarily attributable to improved cassette manufacturing yields, improved quality assurance procedures and growth in the volume of units sold. During fiscal 1995, the Company improved cassette manufacturing yields and quality assurance procedures and reduced staffing levels by eliminating technical and engineering positions specific to initial product development and scale-up of manufacturing capacity. The resulting manufacturing efficiencies and cost reductions were reflected for the full year of fiscal 1996.

   Research and Development. Research and development expenses remained nearly constant at $715,000 from $714,000 between fiscal 1996 and fiscal 1995, respectively, as a result of the Company's decision to concentrate available resources on expansion of sales and marketing activities for existing test panels. As a result of the Company's expanding sales of the Cholestech L.D.X System and its cassettes without a corresponding increase in research and development expenditures, research and development expense as a percentage of total revenues fell to 10.4% in fiscal 1996 from 17.7% in fiscal 1995.

   Sales and Marketing. Sales and marketing expense increased 17.6% to $3.2 million in fiscal 1996 from $2.7 million in fiscal 1995. The increase in sales and marketing expense was primarily attributable to expansion of the Company's domestic direct sales and marketing organization, increased commissions associated with increased product sales and, to a lesser extent, participation in domestic conferences and trade shows. Sales and marketing expense fell to 46.1% of total revenues in fiscal 1996 from 66.7% of total revenues in fiscal 1995 due to revenue growth that out paced the Company's ability to responsibly build its sales and marketing infrastructure.

   General and Administrative. General and administrative expenses decreased 30.6% to $1.4 million in fiscal 1996 from $2.0 million in fiscal 1995. The decrease in general and administrative expenses was primarily a result of reduced headcount and reduced expenditures for rent and insurance. General and administrative expenses fell to 20.0% to total revenues in fiscal 1996 from 49.1% in fiscal 1995. These decreases in general and administrative expense as a percentage of total revenues occurred due to faster revenue growth than the Company's ability to responsibly build its infrastructure. In fiscal 1995, general and administrative expenses included a one-time charge of approximately $114,000 as a result of headcount reductions. Absent such one-time charge, general and administrative expenses for fiscal 1995 would have been $1.9 million.

   Interest Income. Interest income was earned on investment of cash balances generated from prior equity financings of the Company. Interest income rose slightly to $284,000 from $278,000 in fiscal 1996.

   Interest Expense. Interest expense was incurred on capital lease financings, the bank line of credit and long-term debt obtained by the Company. Interest expense rose three-fold to $140,000 in fiscal 1996 from $35,000 in fiscal 1995 due to capital lease financings obtained by the Company.

   Income Tax Carryforwards. As of March 28, 1997, the Company had net operating loss carryforwards available to reduce taxable income through 2012 for federal and state income tax purposes of approximately $46.2 million and $22.2 million, respectively. Additionally, the Company had research and development credit carryforwards available to reduce income taxes through 2012 for federal and state income tax purposes of approximately $1.5 million and $532,000, respectively. There is an annual limitation of approximately $1.5 million for federal and state income tax reporting purposes on the use of approximately $8.1 million and $1.1 million of net operating losses, and of $390,000 and $160,000 of tax credit carryforwards, respectively. The Company's net operating losses and tax credit carryforwards incurred prior to December 1992 are subject to an annual limitation of approximately $5.5 million for federal and state income tax reporting purposes on the use of approximately $28.2 million and $8.1 million of net operating loss carryforwards, respectively, and of $1.2 million and $379,000 of tax credit carryforwards, respectively. If the amounts of these limitations are not utilized in any year, the amount not utilized increases the allowable limit in the subsequent year.

   Impact of Adoption of New Accounting Standards. The Company continues to account for its stock option and employee stock purchase plans in accordance with the provisions of Accounting Principles Board's Opinion No. 25, "Accounting for Stock Issued to Employees." In 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") which established a fair value based method of accounting for stock based compensation plans. Under the terms of SFAS 123, companies can elect to account for stock based compensation plans using the fair value method or continue measuring compensation expense for those plans using the intrinsic value method must make pro forma disclosures of net income and earnings per share as if the fair value method defined in SFAS 123 had been applied. The Company has adopted the disclosure method of SFAS 123 in fiscal
1997 and, consequently, SFAS 123 had no impact on the Company's financial condition and results of operations.


LIQUIDITY AND CAPITAL RESOURCES

   The Company has financed its operations primarily through the sale of equity securities and, to a lesser extent, through capital lease financing and a long-term note payable. Through March 28, 1997, the Company had raised approximately $69 million in net proceeds from equity financings. As of March 28, 1997, the Company had approximately $14 million of cash, cash equivalents and short-term marketable securities. In addition, the Company has a $3 million revolving bank line of credit. While the agreement is in effect, the Company is required to maintain on deposit assets with a collective value, as defined in the line of credit agreement, equivalent to no less than 100% of the outstanding principal balance. Amounts outstanding under the line of credit bear interest at the bank's prime rate. The line of credit agreement expires on November 30, 1997 and is renewable. As of March 28, 1997, there were no borrowings outstanding under the line of credit.

   Net cash used in operating activities was approximately $1 million, $2.4 million and $5.0 million in fiscal 1997, 1996 and 1995, respectively. The primary factor contributing to decrease in cash used in operations from year to year was the decrease in net losses, offset in part by increases in accounts receivable and inventory. Accounts receivable, net, increased due to increased sales volume. Inventory increased primarily to support increased production ramps to meet increasing demand for products and for increases in finished goods inventory to support a larger installed base. In fiscal 1997, net cash used in investing activities reflected the Company's purchases of property and equipment and purchases of short-term marketable securities. During fiscal 1996, net cash used in investing activities reflected the Company's purchases of property and equipment. Net cash provided by investing activities in fiscal 1995 resulted primarily from the sales of marketable securities. Net cash provided by financing activities in fiscal 1997 of $11.9 million reflects issuance of Common Stock, primarily from the public offering, offset in part by principal payments on capital leases, repayment of long-term debt and repayment of short-term bank borrowings. Net cash provided by financing activities of $1.6 million in fiscal 1996 reflected approximately $1.7 million in net proceeds from a note payable, borrowing under the line of credit and issuance of Common Stock while the net cash used in financing activities in fiscal 1995 reflected the repayment of capital lease obligations.

   The Company intends to expend substantial funds for product research and development, continued expansion of sales and marketing activities, expansion of manufacturing capacity and other working capital and general corporate purposes. Although the Company believes that its cash, cash equivalents and short-term marketable securities balances as of March 28, 1997, available bank line of credit, together with amounts to be generated from operations, will be sufficient to meet its capital requirements for the foreseeable future, there can be no assurance that the Company will not require additional financing. The Company's actual liquidity and capital requirements will depend upon numerous factors, including the costs and timing of expansion of manufacturing capacity, the number and type of new tests the Company seeks to develop, the costs and timing of expansion of sales and marketing activities, the extent to which the Company's existing and new products gain market acceptance, competing technological and market developments, the progress of commercialization efforts of the Company's distributors, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, developments related to regulatory and third party reimbursement matters and Clinical Laboratory Improvement Amendments of 1988, and other factors. In the event that additional financing is needed, the Company may seek to raise additional funds through public or private financing, collaborative relationships or other arrangements. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements, if necessary, to raise additional funds, may require the Company to relinquish its rights to certain of its technologies, products or marketing territories. The failure of the Company to raise capital when needed could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that such financing, if required, will be available on satisfactory terms, if at all.


POTENTIAL FACTORS AFFECTING FUTURE OPERATING RESULTS

   History of Losses; Uncertainty of Future Profitability. The Company has experienced significant operating losses since inception and as of March 28, 1997, had an accumulated deficit of $50.5 million. The Company may experience significant fluctuations in revenues and results of operations on annual and/or a quarter to quarter basis in the future. Annual and/or quarterly operating results will fluctuate due to numerous factors, such as (i) the timing and level of market acceptance of the Cholestech L.D.X(R) System, particularly with respect to the therapeutic monitoring market; (ii) the timing of introduction and availability of new tests; (iii) the timing and level of expenditures associated with new product development activities; (iv) the timing and level of expenditures associated with expansion of sales and marketing activities and overall operations; (v) the Company's ability to cost-effectively expand cassette manufacturing capacity and maintain consistently acceptable yields in the manufacture of disposable test cassettes; (vi) the timing of establishment of strategic distribution arrangements and the success of the activities conducted under such arrangements; (vii) variations in manufacturing efficiencies; (viii) changes in demand for its products based on changes in third party reimbursement, competition, changes in government regulation and other factors; (ix) the timing of significant orders from and shipments to customers; and (x) general economic conditions. These factors are difficult to forecast, and these or other factors could have a material adverse effect on the Company's business, financial condition and results of operations. Fluctuations in annual and/or quarterly demand for products may adversely affect the continuity of the Company's manufacturing operations, increase uncertainty in operational planning, and/or affect cash flow from operations. The Company's expenses are based in part on the Company's expectations as to future revenue levels and to a large extent are fixed in the short-term. If actual revenues do not meet expectations, the Company's business, financial condition and results of operations could be materially adversely affected.

   Uncertainty of Market Acceptance of the Cholestech L.D.X System. The Company has generated revenues to date, primarily from sales of the Cholestech L.D.X System to hospitals, public health departments, corporate wellness programs, health promotion service providers, managed care organizations, community health centers, the military, others in the diagnostic screening market and therapeutic monitoring market. In order for the Company to increase revenues, achieve sustained profitability and maintain positive cash flows from operations, the Cholestech L.D.X System must achieve a significant degree of market acceptance among health care providers in the therapeutic monitoring market, particularly physician office laboratories. Physicians and other health care providers are not likely to use the Cholestech L.D.X System unless they determine that it is an attractive alternative to other means of diagnostic screening or therapeutic monitoring blood detected diseases. Even if the advantages of the Cholestech L.D.X System in diagnosing and therapeutic monitoring patients with blood detected diseases are established, physicians, medical clinics, pharmacists and other health care providers may elect not to purchase and use the Cholestech L.D.X System for any number of reasons. As a result, there can be no assurance that demand for the Cholestech L.D.X System, particularly in the therapeutic monitoring market, will be sufficient to allow for profitable operations.

   Dependence on Development and Introduction of New Products. The Company is in the early stages of developing tests designed to extend the Cholestech L.D.X System's capability to include additional tests useful to health care providers, particularly physician office laboratories. The Company believes that its revenue growth and future profitability will depend, in part, upon its ability to complete development of and successfully introduce these new tests. The Company will be required to undertake time-consuming and costly development activities and seek regulatory approval for these new tests. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these new tests, that regulatory clearance or approval of any new tests will be granted by the FDA or the Centers for Disease Control and Prevention (for waived status) on a timely basis, if at all, or that new tests will adequately meet the requirements of the applicable market or achieve market acceptance. In order to successfully commercialize any new tests, the Company will be required to establish and maintain reliable, cost-efficient, high-volume manufacturing capacity for such tests. The Company has in the past encountered difficulties in scaling up production of new test cassettes, including problems involving production yields, quality control and assurance, variations and impurities in the raw materials and performance of the manufacturing equipment. If the Company is unable for technological or other reasons to complete the development, introduction and scale up of manufacturing of any new tests or if such new tests do not achieve a significant level of market acceptance, the Company's business, financial condition and results of operations could be materially adversely affected.

   Limited Sales, Marketing and Distribution Experience; Dependence on Third Party Distributors. In order for the Company to increase revenues and achieve sustainable profitability, the Cholestech L.D.X System must achieve a significant degree of market acceptance among health care providers in the monitoring market, particularly physician office laboratories and pharmacy market segments. The Company has only limited experience in marketing and selling to the monitoring market in the United States. The Company has recently entered into distribution arrangement with two national distributors, General Medical and AmeriSource. The Company may be required to enter into additional distribution arrangements in order to achieve broad distribution of its products. There can be no assurance that the Company will be able to enter into and maintain arrangements with additional distributors on a timely basis, if at all. The Company will be dependent upon these distributors to assist it in promoting market acceptance that these distributors will devote the resources necessary to provide effective sales and marketing support to the Company. In addition, the Company distributors may give higher priority to the products of other medical suppliers, thus reducing their efforts to sell the Company's products. If the Company is unable to establish appropriate arrangements with distributors or if any of the Company's distributors become unwilling or unable to promote, market and sell the Cholestech L.D.X System and disposable test cassettes, the Company's business, financial condition and results of operations would be materially adversely affected.

   Risks Associated with Cassette Manufacturing. The Company internally manufactures all the disposable test cassettes that are components of the Cholestech L.D.X System. The manufacture of the disposable test cassettes is a highly complex and precise process. Such manufacturing is sensitive to a wide variety of factors, including variations and impurities in the raw materials, difficulties in the manufacturing process, performance of the manufacturing equipment and the level of contaminants in the manufacturing environment. The Company has in the past experienced lower than expected production yields that have adversely affected gross margins and delayed product shipments. The Company believes that it may be required to expand manufacturing capacity for new and existing test cassettes. There can be no assurance that such expansion of cassette manufacturing capacity can be completed in a timely fashion, if ever. In addition, the Company may be required to build a new cassette manufacturing line for the immunoassay test cassettes under development. To date, the Company has not developed the core technologies, processes and productions equipment for an immunoassay cassette manufacturing line. To the extent the Company does not achieve acceptable manufacturing yields of disposable test cassettes or experiences product shipment delays, the Company's business, financial condition and results of operations would be materially adversely affected.

   Highly Competitive Industry; Rapid Technological Change. The diagnostic screening and therapeutic monitoring markets in which the Company competes is intensely competitive. The Company's competition consists mainly of independent clinical laboratories and hospital-based laboratories, as well as manufacturers of bench top and other preventive care Systems. In order to achieve market acceptance for the Cholestech L.D.X System, the Company will be required to demonstrate that the Cholestech L.D.X System is an attractive alternative to the clinical laboratory and hospital-based laboratory, as well as bench top and other preventive care systems. This will require physicians to change their established means of having such tests performed. The Company expects that the reclassification of the Cholestech L.D.X System as waived under Clinical Laboratory Improvement Amendments of 1988 will result in competitors seeking to develop products that qualify for waived classification. The Company expects that such competitors will compete intensely to maintain and increase their market shares. There can be no assurance that the Company's competitors will not succeed in obtaining Clinical Laboratory Improvement Amendments of 1988 waived status for their products or in developing or marketing technologies or products that are more effective and commercially attractive than the Company's current or future products, or that would render the Company's technologies and products obsolete or noncompetitive. There can be no assurance that the Cholestech L.D.X System will be able to compete with the testing services provided by these laboratories and analyzers.

   Dependence on Proprietary Technology, Uncertainty of Patent and Proprietary Technology Protection, Dependence on License of Technology of Third Parties. The Company's ability to compete effectively will depend in part on its ability to develop and maintain proprietary aspects of its technology, and operate without infringing the proprietary rights of others. Cholestech has eight United States patents and one foreign issued patent and is currently prosecuting several patent applications with certain foreign patent offices. There can be no assurance that any of the Company's pending patent applications will result in the issuance of any patents, or that, if issued, any assurance that any patents issued to the Company will not be challenged, invalidated or circumvented in the future or that the rights created thereunder will provide a competitive advantage. The medical products industry has been characterized by extensive litigation regarding patents and other intellectual property rights. There can be no assurance that the Company will not in the future become subject to patent infringement claims and litigation or interference proceedings conducted in the USPTO to determine the priority of inventions. An adverse determination in litigation or interference proceedings to which the Company may become a party could subject the Company to significant liabilities to third parties or require the Company to seek licenses from parties which may not be available on commercially reasonable terms.

   Government Regulation. The manufacture and sale of diagnostic products, including the Cholestech L.D.X System, are subject to extensive regulation by numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies. The Company will not be able to commence marketing or commercial sales in the United States of any of the new tests until it receives clearance or approval from the FDA. Additionally, certain material changes to medical products already cleared or approved by the FDA are also subject to further FDA review and clearance or approval. The loss of previously obtained clearances, or failure to comply with existing or future regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations. In general, the Company intends to develop and market tests that will require 510(k) clearance. It generally takes from four to twelve months from the date of submission to obtain 510(k) clearance, but it can take longer. In addition, certain of the Company's products under development, such as the PSA test, may require submission of a pre-market approval application which is much longer and more costly process and involves the submission of extensive supporting data and clinical information. A pre-market approval application may be submitted to the FDA only after clinical trials and the required patient follow-up for a particular test are successfully completed. Upon filing of a pre-market approval application, the FDA commences a review process that generally takes one to three years from the date on which the pre-market approval application is accepted for filing, but may take significantly longer. There can be no assurance that the Company's products under development will require only 510(k) clearance rather than the more lengthy pre-market approval approval. A requirement that the company file a pre-market approval application for a new test would significantly delay the Company's ability to market such test and significantly increase the costs of development.

   Sales of medical devices outside the United States are subject to regulatory requirements that vary from country to country. The time required to obtain approval to market medical devices may be shorter or longer than that required for FDA approval, and the requirements could differ. Such requirements could adversely effect the Company's ability to sell its products internationally.

   The use of Cholestech's products and those of its competitors is also affected by Clinical Laboratory Improvement Amendments of 1988 and related federal and state regulations, which provide for regulation of laboratory testing. The scope of these regulations includes quality control, proficiency testing, personnel standards and federal inspections. Clinical Laboratory Improvement Amendments of 1988 categorizes tests as "waived," or as being "moderately complex" or "highly complex," on the basis of specific criteria. In January 1996, the Cholestech L.D.X System and the total cholesterol, high density lipoprotein cholesterol, triglycerides and glucose tests in any combination were reclassified as waived under Clinical Laboratory Improvement Amendments of 1988. In order to successfully commercialize the tests that are currently under development, the Company believes that it will be critical to obtain waived classification for such tests under Clinical Laboratory Improvement Amendments of 1988. There can be no assurance that any new tests developed by the Company will qualify for the waived classification. Any failure of the new tests to obtain waived status under Clinical Laboratory Improvement Amendments of 1988 will adversely impact the Company's ability to commercialize such tests, which could have a material adverse effect on the Company's business, financial condition and results of operations.

   Uncertainty Relating to Third Party Reimbursement. In the United States, health care providers, such as hospitals and physicians, that purchase diagnostic products such as the Company's System, generally rely on third party payers, principally private health insurance plans, federal Medicare and state Medicaid, to reimburse all or part of the cost of the procedure in which the product is being used. The Company's ability to commercialize its products successfully in the United States will depend in part on the extent to which reimbursement for the costs of such products and related treatment will be available from government health authorities, private health insurers and other organizations. Such third party payers can affect the pricing or the relative attractiveness of the Company's products by regulating the maximum amount of reimbursement provided by such payers for testing services. Reimbursement is currently available for the Company's current product line of disposable test cassettes. The cost of the Cholestech L.D.X System is generally not subject to reimbursement by government and other third party payers. In addition, the tests performed by public health departments, corporate wellness programs and other large volume users in the screening market are generally not subject to reimbursement. In addition, certain health care providers are moving towards a managed care system in which such providers contract to provide comprehensive health care for a fixed cost per patient. Failure by physicians and other users to obtain reimbursement from third party payers, or changes in government and private third party payers' policies toward reimbursement of test employing the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations. Given the efforts to control and reduce health care costs in the United States in recent years, there can be no assurance that currently available levels of reimbursement will continue to be available in the future for the Company's existing products or products under development.

   In addition, market acceptance of the Company's products in international markets is dependent, in part, upon the availability of reimbursement within prevailing health care payment systems. Reimbursement and health care payment systems in international markets vary significantly by country, and include both government sponsored health care and private insurance.

   Dependence on Suppliers. Certain key components and raw materials used in manufacturing of the Company's products are currently provided by single-source vendors. Any supply interruption in a single-source component or raw material would have a material adverse effect on the Company's ability to manufacture products until a new source of supply were qualified. There can be no assurance that the Company will be successful in qualifying additional sources on a timely basis or at all, which would have a material adverse effect on the Company's business. In addition, an uncorrected impurity or supplier's variation in a raw material, either unknown to the Company or incompatible with the Company's manufacturing process, could have a material adverse effect on the Company's ability to manufacture products. Also, because the Company is a small customer of many of its suppliers, there can be no assurance that suppliers will devote adequate resources to supplying the Company's needs. Any interruption or reduction in the future supply of any key components or raw materials currently obtained from single or limited sources could have a material adverse effect on the Company's business, operating results and financial condition in any given period.

   Dependence on Retention and Attraction of Key Employees. The Company's success depends in significant part upon the continued service of certain key scientific, technical, regulatory and managerial personnel, and its continuing ability to attract and retain additional highly qualified scientific, technical, clinical, regulatory and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to retain such personnel or that it can attract or retain other highly qualified scientific, technical, clinical, regulatory and managerial personnel in the future, including key sales and marketing personnel. The loss of key personnel or the inability to hire or retain qualified personnel could have a material adverse effect upon the Company's business, financial condition and results of operations.

   Risk of Product Liability; Product Liability Insurance May Be Insufficient or Unavailable. Sale of the Company's products entails risk of product liability claims. The medical testing industry has historically been litigious, and the Company faces financial exposure to product liability claims in the event that use of its products result in personal injury. The Company also faces the possibility that defects in the design or manufacture of its products might necessitate a product recall. The Company currently maintains product liability insurance with coverage limits of $5.0 million per occurrence and $5.0 million annually in the aggregate, and there can be no assurance that the coverage limits of the Company's insurance policies will be adequate. Such insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms, or at all. No assurance can be given that product liability insurance can be maintained in the future at a reasonable cost or in sufficient amounts to protect the Company against losses due to liability. In addition, a product liability claim in excess of relevant insurance coverage or product recall could have a material adverse effect on the Company's business, financial condition and results of operations.

   Issuance of Preferred Stock Could Delay or Prevent Corporate Takeover. The Board of Directors has the authority to issue up to 5,000,000 shares of undesignated Preferred Stock and to determine the rights, preferences, privileges and restrictions of such shares without any further vote or action by the shareholders. To date, the Board of Directors has designated 25,000 shares as Series A Participating Preferred Stock in connection with the Company's Shareholder Rights Plan. The issuance of Preferred Stock under certain circumstances could have the effect of delaying or preventing a change in control of the Company or otherwise adversely affecting the rights of the holders of Common Stock.

   On January 22, 1997, pursuant to a Preferred Shares Rights Agreement (the "Rights Agreement") between the Company and ChaseMellon Shareholder Services, L.
L. C. (the "Rights Agent"), the Company's Board of Directors declared a dividend of one right (a "Right") to purchase on one-thousandth share of the Company's Series A Participating Preferred Stock ("Series A Preferred") for each outstanding share of Common Stock of the Company. The dividend was payable on March 31, 1997 (the "Record

Date") to stockholders of record as of the close of business on that day. Each Right entitles the registered holder to purchase from the Company on one-thousandth of a share of Series A Preferred at an exercise price of $44.00 (the "Purchase Price"), subject to adjustment. The Rights approved by the Board are designed to protect and maximize the value of the outstanding equity interests in the Company in the event of an unsolicited attempt by an acquirer to take over the Company, in a manner or on terms not approved by the Board of Directors. The Rights have been declared by the Board in order to deter coercive tactics, including a gradual accumulation of shares in the open market of a 15% or greater position to be followed by a merger or a partial or two-tier tender offer that does not treat all stockholders equally. The Rights should not interfere with any merger or business combination approved by the Board of Directors. However, the Rights may have the effect of rendering more difficult or discouraging an acquisition of the Company deemed undesirable by the Board of Directors. The Rights may cause substantial dilution to a person or group that attempts to acquire the Company on terms or in a manner not approved by the Company's Board of Directors, except pursuant to an offer conditioned upon the negation, purchase or redemption of the Rights.

   Potential Volatility of Stock Price. The market price of shares of Common Stock, like that of the common stock of many other medical products and high technology companies, has in the past been, and is likely in the future to continue to be highly volatile. Factors such as fluctuations in the Company's operating results, announcements of technological innovations or new commercial products by the Company or competitors, government regulation, changes in the current structure of the health care financing and payment systems, developments in or disputes regarding patent or other proprietary rights, economic and other external factors and general market conditions may have a significant effect on the market price of the Common Stock. Moreover, the stock market has from time to time experienced extreme price and volume fluctuations which have particularly affected the market prices for medical products and high technology companies and which have often been unrelated to the operating performance of such companies. These broad market fluctuations, as well as general economic, political and market conditions, may adversely affect the market price of the Company's Common Stock. In the past, following periods of volatility in the market price of a company's stock, securities class action litigations have occurred against the issuing company. There can be no assurance that such litigation will not occur in the future with respect to the Company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on the Company's business, operating results and financial condition. Any adverse determination in such litigation could also subject the Company to significant liabilities.

   Absence of Dividends. The Company has not paid any cash dividends since inception and does not anticipate paying cash dividends in the foreseeable future.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Reference is made to the financial statements and supplemental data required by this item and set forth at the pages indicated in Item 14(a) of this Report.

ITEM 9: DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                   PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


   The information required by this item concerning the Company's Directors is incorporated by reference from the sections captioned "Election of Directors -- Nominees" and "Sections 16(a) Beneficial Ownership Reporting Compliance" contained in the Company's Proxy Statement related to the 1997 Annual Meeting of Shareholders to be held August 22, 1997, to be filed by the Company with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year pursuant to General Instructions G(3) of the Form 10-K (the "Proxy Statement"). Certain information required by this item concerning executive officers is set forth in Part I of this Report and certain information required by this item is incorporated by reference from the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.


ITEM 11: EXECUTIVE COMPENSATION

   The information required by this item is incorporated by reference from the section captioned "Executive Compensation" contained in the Proxy Statement.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The  information  required by this item is incorporated by reference from the
section  captioned   "Security   Ownership  of  Certain  Beneficial  Owners  and
Management" contained in the Proxy Statement.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this item is incorporated by reference from the sections captioned "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions with Management" contained in the Proxy Statement.

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)(1) Financial Statements

   The following financial statements are filed as part of this Report:

                                                              PAGE
                                                              ----
        Report of Independent Accountants .................    F-2
        Balance Sheets ....................................    F-3
        Statements of Operations ..........................    F-4
        Statements of Changes in Shareholders' Equity  ....    F-5
        Statements of Cash Flows ..........................    F-6
        Notes to Financial Statements .....................    F-7


   (a)(2) Financial Statement Schedules

   The following schedule is filed as part of this Report:

   Schedule II -- Valuation and qualifying accounts for each of the three years in the period ended March 28, 1997.

   All other schedules are omitted because they are not applicable, or because the required information is included in the financial statements or notes thereto.

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                            CHOLESTECH CORPORATION
                      VALUATION AND QUALIFYING ACCOUNTS

                                   ADDITIONS
                                   BALANCE AT      CHARGED                    BALANCE AT
                                   BEGINNING     TO COSTS AND                   END OF
                                   OF PERIOD       EXPENSES      DEDUCTIONS     PERIOD
                                 ------------ ---------------- ------------ ------------
FISCAL YEAR ENDED MARCH 31, 1995
Allowance for doubtful accounts    $ 76,000       $ 17,000         $68,000    $ 25,000
Amortization of other assets        202,000        142,000           --        344,000

FISCAL YEAR ENDED MARCH 29, 1996
Allowance for doubtful accounts    $ 25,000       $ 57,000         $ --       $ 82,000
Amortization of other assets        344,000        143,000           --        487,000

FISCAL YEAR ENDED MARCH 28, 1997
Allowance for doubtful accounts    $ 82,000       $ 49,000         $49,000    $ 82,000
Amortization of other assets        487,000        140,000           --        627,000


   (a)(3) Exhibits

  3.1(2)       Restated  Articles of Incorporation of Registrant.  3.2(1) Bylaws
               of Registrant, as amended.
  4.1(14)      Preferred Share Rights Agreement, dated January 27, 1997, between the Registrant and ChaseMellon Shareholder Services L.L.C.
 10.1(15)      1988 Stock Incentive Program and forms of agreements thereunder.
 10.2(11)      Employee Stock Purchase Plan.  10.3(1) Standard  Industrial Lease
               Agreement  between  Registrant and Sunlife  Assurance  Company of
               Canada dated October 22, 1989.
 10.3.1(8)     First Amendment to Standard  Industrial  Lease Agreement  between
               Registrant  and Sunlife  Assurance  Company of Canada dated April
               1995.
 10.3.2        Third Amendment to Standard  Industrial  Lease Agreement  between
               Registrant  and Sunlife  Assurance  Company of Canada dated March
               25, 1997.
 10.4(1)       Forms of  Indemnification  Agreements  between Registrant and its officers and its directors.
 10.5(1)       Employment  Agreement  between  Registrant and Edward L. Erickson dated December 6, 1991.
 10.6(1)       Equipment  Lease  Agreement   between   Registrant  and  MMC/GATX
               Partnership No. 1 dated August 17, 1990.
 10.6.1(1)     Revised  Warrant to Purchase  Series D Preferred  Stock issued to
               MMC/GATX Partnership No. 1.
 10.7(1)       Master Lease Agreement between  Registrant and LINC Venture Lease
               Partners II L.P. dated June 13, 1991.  10.7.1(1)  Amendment No. 1 to Warrant issued to LINC Venture Lease Partners II L.P.
 10.8(1)       Supply  Agreement  effective the 15th day of February 1991 by and between Ciba Corning Diagnostics Corp. and the Registrant.
 10.9(4)       Employment  Agreement  between  Registrant  and Steven L. Barbato dated April 27, 1992.
 10.10(4)      Employment Agreement between Registrant and Robert J. Guyon dated
               July 13, 1992.
 10.11.1(5)    Letter Agreement effective September 28 1993 by and between Union
               Bank and Registrant.
 10.11.2(5)    Promissory Note effective  September 28 1993 by and between Union
               Bank and Registrant.

 10.11.3(5)    Security  Agreement  effective  September 28, 1993 by and between
               Union Bank and Registrant.
 10.11.4(7)    First Amendment to the Letter Agreement by and between Union Bank and Registrant.
 10.11.5(7)    First  Amendment to the Promissory Note by and between Union Bank and Registrant.
 10.11.6(10)   Second  Amendment to the Letter  Agreement  by and between  Union
               Bank and Registrant.
 10.11.7(10)   Second Amendment to the Promissory Note by and between Union Bank and Registrant.
 10.12(4)      License  Agreement  between  Registrant and Eastman Kodak Company dated December 23, 1992.
 10.13(6)      Employment  Agreement  between  Registrant and Linda H. Masterson dated May 12, 1994.
 10.14(9)      Loan  Agreement  between  Registrant and  Phoenixcor,  Inc. dated
               August 31, 1995.
 10.15(12)*    Development,   License   and   Distribution   Agreement   between
               Registrant and Metra Biosystems, Inc. dated May 3, 1996.
 10.16(12)     Registration   Rights  Agreement  between  Registrant  and  Metra
               Biosystems, Inc. dated May 3, 1996.
 10.17.1(13)   Letter  effective  December  20, 1996 by and between  Wells Fargo
               Bank and the Registrant.
 10.17.2(13)   Revolving Line of Credit Note effective  December 20, 1996 by and between Wells Fargo Bank and the Registrant.
 10.17.3(13)   General  Pledge  Agreement  effective  December  20,  1996 by and between Wells Fargo Bank and the Registrant.
 10.18         Employment Agreement between Registrant and Mark J. Kussman dated
               August 8, 1996.
 10.19         Employment  Agreement  between  Registrant  and Andrea J.  Tiller dated November 14, 1996.
 23.1          Consent of Price Waterhouse LLP,  Independent  Accountants.
 27.1          Financial Data Schedule.

-----------------

  * Confidential treatment has been requested with respect to certain portions of this exhibit. The redacted portions have been filed separately with the Securities and Exchange Commission.

(1)   Incorporated   by  reference  to  exhibits   filed  with   Registrant'   s
      Registration Statement on Form S-1 (no. 33-47603) which became effective on June 26, 1992.

(2) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-1 (No. 33-54300) which became effective on December 16, 1992.

(3) Incorporated by reference to exhibits filed with Registrant's Statement on Form S-8 (No. 333-4148) as filed with the Securities and Exchange Commission on April 26, 1996.

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

(11) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-8 (No. 333-4146) as filed with the Securities and Exchange Commission on April 25, 1996.

(12) Incorporated by reference to exhibits filed with Registrant's Statement on Form S-1 (No. 333-3367) filed with the Commission on May 9, 1996.

(13) Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended December 27, 1996.

(14) Incorporated by reference to exhibits filed with Registrant's Statement on Form 8-A (No. 000-20198) as filed with the Securities and Exchange Commission on January 27, 1997.

(15) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-8 (No. 333-22475) as filed with the Securities and Exchange Commission on February 27, 1997.

      (b)Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended March 28, 1997.

      (c) Exhibits. See Item 14(a)(3) above.

      (d) Financial Statement Schedules: See Item 14(a)(2) above.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf the undersigned, thereunto duly authorized.


                             CHOLESTECH CORPORATION


                             By /s/       WARREN E. PINCKERT II
                             -----------------------------------------------
                                         (Warren E. Pinckert II)
                             President, Chief Executive Officer and Director


                                POWER OF ATTORNEY


   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Warren E. Pinckert II and Andrea J. Tiller and each one of them, his true and lawful attorney-in-fact and agents, each with full power of substitution and resubstitution, to sign any and all amendments (including post-effective amendments) to this Annual Report on From 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and dates indicated:

          SIGNATURE                             TITLE                          DATE
---------------------------- ------------------------------------------ -----------------
/s/ WARREN E. PINCKERT II    President, Chief Executive Officer and     June 26, 1997
--------------------------   Director (Principal Executive Officer)
   (Warren E. Pinckert II)

/s/  ANDREA J. TILLER        Vice President of Finance and Chief        June 26, 1997
--------------------------   Financial Officer (Principal Financial
     (Andrea J. Tiller)      and Accounting Officer)

/s/ HARVEY S. SADOW, PH.D.   Chairman of the Board                      June 26, 1997
--------------------------
  (Harvey S. Sadow, Ph.D.)

/s/ JOSEPH BUCHMAN, M.D.      Director                                   June 26, 1997
--------------------------
 (Joseph Buchman, M.D.)

/s/ JOHN L. CASTELLO         Director                                   June 26, 1997
--------------------------
  (John L. Castello)

/s/ H.R. SHEPHERD            Director                                   June 26, 1997
--------------------------
   (H.R. Shepherd)

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Cholestech Corporation


   In our opinion,  the financial statements listed in the index appearing under
Item 14(a)(1) and (2) on page 34 present fairly, in all material respects, the financial position of Cholestech Corporation at March 28, 1997 and March 29, 1996, and the results of its operations and its cash flows for each of the three fiscal years in the period ended March 28, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

San Jose, California
April 24, 1997


                    CHOLESTECH CORPORATION BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE DATA)

                                    ASSETS

                                                                  MARCH 28,      MARCH 29,
                                                                    1997           1996
                                                               ------------    ------------
Current assets:
  Cash and cash equivalents ................................   $      6,088    $        361
  Marketable securities ....................................          7,921            --
  Restricted marketable securities .........................           --             3,750
  Accounts receivable, net .................................          1,866           1,107
  Inventories ..............................................          2,353           1,910
  Prepaid expenses and other assets ........................            280             167
                                                               ------------    ------------
        Total current assets ...............................         18,508           7,295
Property and equipment, net ................................          2,399           2,041
Other assets, net ..........................................            180             309
                                                               ------------    ------------
                                                               $     21,087    $      9,645
                                                               ============    ============

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term bank borrowings ...............................   $       --      $        250
  Accounts payable and accrued expenses ....................          1,629           1,664
  Accrued payroll and benefits .............................            527             253
  Product warranty .........................................            214             187
  Current portion of long-term debt ........................           --               499
                                                               ------------    ------------
        Total current liabilities ..........................          2,370           2,853
Long-term debt, less current portion .......................           --               799
Other liabilities ..........................................             14              11
                                                               ------------    ------------
        Total liabilities ..................................          2,384           3,663
                                                               ------------    ------------
Commitments (Notes 4 and 5)

Shareholders' equity:
  Preferred Stock, no par value; 5,000,000 shares
    authorized; no shares issued and outstanding ...........           --              --
  Common  Stock,  no  par  value;  25,000,000 shares
   authorized; 11,222,040 and 8,131,824 shares
   issued and outstanding ..................................         69,174          55,644
Accumulated deficit ........................................        (50,471)        (49,662)
                                                               ------------    ------------
        Total shareholders' equity .........................         18,703           5,982
                                                               ------------    ------------
                                                               $     21,087    $      9,645
                                                               ============    ============

               See accompanying notes to financial statements.


                            CHOLESTECH CORPORATION
                           STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                           YEAR ENDED      YEAR ENDED      YEAR ENDED
                                            MARCH 28,       MARCH 29,       MARCH 31,
                                              1997            1996            1995
                                          ------------    ------------    ------------
Revenues:
  Domestic ............................   $     11,610    $      5,548    $      3,221
  International .......................          1,251           1,325             817
                                          ------------    ------------    ------------
                                                12,861           6,873           4,038
Cost of products sold .................          6,952           4,505           3,933
                                          ------------    ------------    ------------
Gross profit ..........................          5,909           2,368             105
                                          ------------    ------------    ------------
Operating expenses:
  Research and development ............          1,254             714             715
  Sales and marketing .................          3,891           3,168           2,694
  General and administrative ..........          1,846           1,376           1,983
                                          ------------    ------------    ------------
        Total operating expenses ......          6,991           5,258           5,392
                                          ------------    ------------    ------------
Loss from operations ..................         (1,082)         (2,890)         (5,287)
Interest income .......................            517             284             278
Interest expense ......................           (244)           (140)            (35)
                                          ------------    ------------    ------------
Net loss ..............................   $       (809)   $     (2,746)   $     (5,044)
                                          ============    ============    ============
Net loss per share ....................   $       (.08)   $       (.34)   $       (.63)
                                          ============    ============    ============
Weighted average common shares
  and equivalents outstanding .........     10,381,914       8,041,531       7,954,284
                                          ============    ============    ============

               See accompanying notes to financial statements


                            CHOLESTECH CORPORATION
                 STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE DATA)

                                          COMMON STOCK
                                    ----------------------      NOTE     ACCUMULATED
                                        SHARES     AMOUNT    RECEIVABLE    DEFICIT     TOTAL
                                    ------------ --------- ------------ ----------- ---------
Balance at March 25, 1994 .......... 7,910,612   $55,321   $  (36)      $(41,872)   $13,413
Issuance of Common Stock pursuant
 to employee stock purchase plan
 and exercise of stock options and
 warrants ..........................    89,350        72                                 72
Compensation expense relating to
 stock options .....................                  72                                 72
Net loss ...........................                                      (5,044)    (5,044)
                                    ------------ --------- ------------ ----------- ---------
Balance at March 31, 1995 .......... 7,999,962    55,465      (36)       (46,916)     8,513
Issuance of Common Stock pursuant
 to employee stock purchase plan
 and exercise of stock options and
 warrants ..........................   131,862       140                                140
Compensation expense relating to
 stock options .....................                  39                                 39
Forgiveness of loan ................                           36                        36
Net loss ...........................                                      (2,746)    (2,746)
                                    ------------ --------- ------------ ----------- ---------
Balance at March 29, 1996 .......... 8,131,824    55,644       --        (49,662)     5,982
Sale of Common Stock to the public,
 net of issuance costs ............. 2,875,000    12,858                             12,858
Issuance of Common Stock pursuant
 to employee stock purchase plan
 and exercise of stock options and
 warrants ..........................   175,690       422                                422
Issuance of Common Stock pursuant
 to Development, License and
 Distribution Agreement ............    39,526       250                                250
Net loss ...........................                                        (809)      (809)
                                    ------------ --------- ------------ ----------- ---------
Balance at March 28, 1997 ..........11,222,040   $69,174   $   --       $(50,471)   $18,703
                                    ============ ========= ============ =========== =========

                 See accompanying notes to financial statements.

                            CHOLESTECH CORPORATION
                           STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                                       MARCH 28,    MARCH 29,    MARCH 31,
                      YEAR ENDED                         1997         1996         1995
---------------------------------------------------- -----------   -----------  -----------
Cash flows from operating activities:
 Net loss .........................................   $    (809)   $  (2,746)   $  (5,044)
 Adjustments to reconcile net loss to net cash used
 in operating activities:
  Depreciation and amortization ...................         846          612          729
  Deferred revenue ................................          (6)         (30)         (74)
  Compensation expense relating to stock options
  issued below market .............................          --           39           72
  Forgiveness of note receivable ..................          --           36           --
  Write-off of property and equipment .............           3            3            2
  Changes in assets and liabilities:
     Accounts receivable ..........................        (759)        (443)        (283)
     Inventories ..................................        (443)        (559)         103
     Prepaid expenses and other assets ............        (113)           1            2
     Other assets .................................         (12)          (6)          (8)
     Accounts payable and accrued expenses ........         (26)         721         (115)
     Accrued payroll and benefits .................         274          (51)        (391)
     Product warranty .............................          27           37         --
                                                      ---------    ---------    ---------
         Net cash used in operating activities ....      (1,018)      (2,386)      (5,007)
                                                      ---------    ---------    ---------
Cash flows from investing activities:
 Purchase of marketable securities ................    (191,737)    (121,016)     (47,567)
 Proceeds from sale of marketable securities ......     187,566      121,266       53,197
 Purchases of property and equipment ..............      (1,019)        (331)        (625)
                                                      ---------    ---------    ---------
         Net cash provided by (used in)
          investing activities ....................     (5,190)         (81)       5,005
                                                      ---------    ---------    ---------
Cash flows from financing activities:
 Proceeds from long-term debt .....................          --        1,500           --
 Repayment of long-term debt ......................      (1,298)        (202)          --
 Proceeds from short-term bank borrowing ..........         800          250           --
 Repayment of short-term bank borrowing ...........      (1,050)          --           --
 Principal payment on capital leases ..............         (47)         (90)        (268)
 Issuance of Common Stock .........................      13,530          140           72
                                                      ---------    ---------    ---------
         Net cash provided by (used in)
          financing activities ....................      11,935        1,598         (196)
                                                      ---------    ---------    ---------
Net change in cash and cash equivalents ...........       5,727         (869)        (198)
Cash and cash equivalents at beginning of period ..         361        1,230        1,428
                                                      ---------    ---------    ---------
Cash and cash equivalents at end of period ........   $   6,088    $     361    $   1,230
                                                      =========    =========    =========
Supplemental disclosures of cash flow information:
 Cash paid during the year for interest ...........   $     244    $     140    $      35
                                                      =========    =========    =========
Supplemental disclosures of non-cash financing
 and investing activities:
 Capital lease obligations incurred for acquisition
  of property and equipment .......................   $      47    $      --    $     105
                                                      =========     =========   =========

                 See accompanying notes to financial statements.

                             CHOLESTECH CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

1. OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Operations

   Cholestech Corporation (the "Company") was incorporated February 2, 1988. The Company develops, manufactures and markets a proprietary platform technology -- the Cholestech L.D.X System -- which in the preventive care market measures specific analytes to detect and monitor treatment of various diseases and disorders within five minutes using a single drop of whole blood.


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Fiscal Year End

   The Company's fiscal year is a 52-53 week period ending on the last Friday in March. Fiscal 1997, 1996 and 1995 comprised 52, 52 and 53 week periods, respectively.

  Public Offering

   On June 28, 1996, the Company completed a public offering and issued 2,500,000 shares of Common Stock at $5.00 per share. On July 9, 1996, the underwriters for the public offering exercised their over allotment option to purchase an additional 375,000 shares of Cholestech Common Stock at $5.00 per share. Aggregate proceeds to the Company from the public offering and over allotment option (collectively the "Public Offering") were $12.9 million, net of
underwriting   discounts  and   commissions  and  offering   expenses.

  Revenue Recognition

   Revenues from product sales are recognized at the time products are shipped and are denominated in U.S. dollars. The Company also provides an amount for estimated sales returns.

  Cash and Cash Equivalents and Marketable Securities

   The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents; all other investments are classified as short-term marketable securities. The Company has established policies which limit the type, credit quality and length of maturity of the securities in which it invests. The Company's investment policy allows no investments in any single private issuer to exceed $1,000,000 and the investments must have, at a minimum, a credit rating of AA. Cash equivalents and marketable securities at March 28, 1997 consist principally of investments in money-market funds, commercial paper and U.S. government-agency obligations and are classified as available for sale. Marketable securities are carried at amortized cost, which approximates market.

  Concentration of Credit Risk

   Financial instruments which potentially subject the Company to credit risk consist of cash equivalents, short-term investments and accounts receivables. Cash equivalents and short-term investments are maintained with a high quality institution, the composition and maturities of which are regularly monitored by management. Generally, these securities maintain a highly liquid market and may be re-deemed upon demand and therefore, bear minimal risk. The Company has not experienced any material losses on its investments.

   A majority of the Company's trade receivables are derived from a large number of individual smaller customers. Concentration of credit risk with respect to trade receivable are considered to be limited due to its customer base and the diversity of its geographic sales areas. The Company performs ongoing credit evaluations of its customers' financial condition. The Company maintains a provision for potential credit losses and such losses, in the aggregate, have not exceeded management expectations. No single customer accounted for more then 10% of revenues in fiscal 1997, 1996 and 1995.

                             CHOLESTECH CORPORATION

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

  Product Warranty

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

  Net Loss Per Share

   Net loss per share is computed by dividing the net loss by the weighted average number of common and common equivalent shares outstanding during each period. Common equivalent shares, consisting of stock options, are included in determining net loss per share, to the extent they are dilutive, using the treasury stock method.

   In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("SFAS 128"), which is effective for the Company's third quarter of fiscal 1998. Under SFAS 128, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. If the Company had adopted this statement for the year ended March 28, 1997, the Company's net loss per share for the each of the years ended March 28, 1997, March 29, 1996 and March 31, 1995 would have been the same for basic net loss per share and diluted net loss per share as is presently reported as net loss per share.

  Fair  Value of Financial Instruments

   The carrying value of cash equivalents, marketable securities, short-term bank borrowings and the current portion of long-term debt approximate fair value due to the short maturity of those instruments.

   The fair value of the Company's long-term debt, which approximates its carrying value, is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of similar maturities.

  Use of Estimates

   The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

  Accounting  for  Stock-Based Compensation

   In October  1995,  Statement  of  Financial  Accounting  Standards  No.  123,
"Accounting for Stock- Based Compensation" ("SFAS 123") was issued and is effective for fiscal years beginning after December 15, 1995. SFAS 123 requires additional footnote disclosures relating to stock-based awards. Additionally,

                             CHOLESTECH CORPORATION
companies are encouraged, but not required, to recognize expense for stock-based awards based on their fair value on the date of grant. In accordance with SFAS 123, the Company has elected to continue to apply Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock option and stock purchase plan and provide pro forma disclosures required by SFAS 123.

2. BALANCE SHEET COMPOSITION


   Accounts receivable consist of (in thousands):

                                                      MARCH 28,   MARCH 29,
                                                        1997        1996
                                                     ----------- ----------
      Accounts receivable ..........................   $ 1,948    $ 1,189
      Less allowance for doubtful accounts and sales
       returns .....................................       (82)       (82)
                                                       -------    -------
                                                       $ 1,866    $ 1,107
                                                       =======    =======

   Inventories consist of (in thousands):

                               MARCH 28,   MARCH 29,
                                 1997        1996
                              ----------- -----------
      Raw materials .........   $  703       $  875
      Work-in-process .......      585          380
      Finished goods ........    1,065          655
                                ------       ------
                                $2,353       $1,910
                                ======       ======

   Property and equipment consist of (in thousands):

                                                      MARCH 28,  MARCH 29,
                                                        1997       1996
                                                      ---------  ---------
      Machinery and equipment ......................   $ 4,780    $ 4,322
      Furniture and fixtures .......................       316        280
      Computer equipment ...........................     1,067        866
      Leasehold improvements .......................       231        215
      Construction-in-progress .....................       468        131
                                                       -------    -------
                                                         6,862      5,814
      Less accumulated depreciation and amortization    (4,463)    (3,773)
                                                       -------    -------
                                                       $ 2,399    $ 2,041
                                                       =======    =======

   Property and equipment include assets under capital leases of $78,000 and $841,000 and accumulated depreciation of $27,000 and $802,000 at March 28, 1997 and March 29, 1996, respectively.

   Accounts payable and accrued expenses consist of (in thousands):

                                      MARCH 28,   MARCH 29,
                                        1997        1996
                                     ----------- -----------
            Trade accounts payable..   $1,080      $  982
            Accrued royalties ......      300         292
            Other accrued expenses..      249         390
                                     ----------- -----------
                                       $1,629      $1,664
                                     =========== ===========

                             CHOLESTECH CORPORATION

3. BORROWING ARRANGEMENTS

   In December 1996, the Company entered into an agreement with Wells Fargo Bank for a $3 million revolving line of credit (the "line of credit"). While the agreement is in effect, the Company is required to maintain on deposit assets with a collective value, as defined in the line of credit agreement, equivalent to no less than 100% of the outstanding principle balance. Amounts outstanding under the line of credit bear interest at the bank's prime rate. The line of credit agreement expires on November 30, 1997 and is renewable. As of March 28, 1997, there were no borrowings outstanding under the line of credit. The Company repaid the note payable outstanding at March 29, 1996 in July 1996.

4. LEASES

   The Company leases office and laboratory facilities under a noncancellable operating lease which expires in 2000. The lease provides for renewal and options. Rent expense was $195,000, $195,000 and $300,000 for fiscal 1997, 1996 and 1995, respectively.

   The Company also leases equipment and furniture under capital leases which contain renewal options and/or options to purchase the equipment and furniture at fair market value.

   Future minimum payments required under capital and noncancellable operating leases at March 28, 1997 are as follows (in thousands):

                                                         CAPITAL OPERATING
 FISCAL YEAR ENDING                                      LEASES   LEASES  TOTAL
-------------------                                     -------- -------- ------
1998 ..................................................    $ 31     $229    $260
1999 ..................................................      15      241     256
2000 ..................................................     --       247     247
                                                           ----     ----    ----
Total minimum lease payments ..........................      46     $717    $763
                                                                    ====    ====
Imputed interest ......................................      (2)
                                                           ----
Present value of net minimum lease payments ...........      44
Current portion of capital lease obligations ..........     (30)
                                                           ----
Capital lease obligations, less current portion .......    $ 14
                                                           ====

5. COMMITMENTS

   The Company has obtained rights to use certain technology in the manufacture of certain of its products. The related agreements, which expire at various times in calendar 1997 through 2006, require the Company to pay royalties ranging from 2.0% to 4.6% of net sales of the applicable products. Total royalty expense for fiscal 1997, 1996 and 1995 was $551,000, $381,000 and $132,000,
respectively, and was charged to cost of products sold.

   In May 1996, the Company entered into a development, marketing and license agreement (the "Agreement") with Metra Biosystems, Inc. ("Metra Biosystems") to develop an immunoassay test cassette incorporating Metra Biosystems' bone resorption technology to be used with the Cholestech System. Pursuant to the Agreement, Metra Biosystems purchased 39,526 shares of the Company's Common Stock for an aggregate purchase price of $250,000 ($6.325 per share) and is obligated to purchase $750,000 of additional shares of Common Stock upon the completion of specified development milestones by the Company.

6. SHAREHOLDERS' EQUITY

  Preferred Stock

   The Company is authorized to issue 5,000,000 shares of Preferred Stock. The Board of Directors has the authority to issue the Preferred Stock in one or more series and to fix the price, rights, preferences,

                             CHOLESTECH CORPORATION
privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting a series or the designation of such series, without any further vote or action by the Company's shareholders. In connection with the Company's shareholders rights plan, 25,000 shares of the Company's Preferred Stock have been designated Series A Participating Preferred Stock. None of the shares of Series A Participating Preferred Stock are outstanding as of March 28, 1997 nor was there any activity relating to the Preferred Stock during the three year period ending March 28, 1997.

  Warrants

   During fiscal 1997, warrants to purchase 19,336 shares of the Company's Common Stock were exercised at price of $3.50 per share. As consideration for the exercise, 19,906 warrants to purchase 19,906 shares of the Company's Common Stock were surrendered to the Company having an "in the money" value of $3.40 per share, resulting in zero net proceeds to the Company. There are no warrants outstanding at March 28, 1997.

  Stock Incentive Program

   The Board of Directors adopted the 1988 Stock Incentive Program (the "Program") which provides that incentive stock options (ISOs) and nonqualified stock options (NSOs) for shares of Common Stock may be granted to employees and consultants of the Company. In accordance with the Program, the stated exercise price may not be less than 100% and 85% of the fair market value of Common Stock on the date of grant for ISOs and NSOs, respectively. The Program provides that the options shall be exercisable over a period not to exceed five years and a day. Options vest over four years at a rate of at least 25 percent each year. Vesting of individual option grants may be accelerated upon the occurrence of certain events as described in the stock option agreement. In August 1995, the shareholders approved an increase in the number of shares of Common Stock reserved for issuance under the Program from 1,300,000 to 1,550,000 and in August 1996, the shareholders approved an increase in the number of shares of Common Stock reserved for issuance under the Program from 1,550,000 to 2,050,000.

   As a result of the Company's initial public offering of Common Stock in June 1992, options issued in November 1991 were determined to have been issued at an amount less than the estimated fair value of the Company's Common Stock at the date the options were granted. The difference between the option price and the estimated fair value of the Company's Common Stock was determined to contain a compensatory element. The compensatory element resulted in a charge to
operations  in  fiscal  1997,   1996  and  1995  of  $0,  $39,000  and  $72,000,
respectively.

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

                             CHOLESTECH CORPORATION

   Stock option activity under the Program is as follows:

                                 OUTSTANDING      WEIGHTED AVERAGE
               BALANCE             OPTIONS    EXERCISE PRICE PER SHARE
      ------------------------ ------------- ------------------------
      Balance, March 25, 1994       775,303           $5.50
      Granted .................     860,381           $3.25
      Exercised ...............     (47,161)          $1.26
      Canceled ................    (709,495)          $5.97
                                -------------
      Balance, March 31, 1995       879,028           $3.19
      Granted .................     212,923           $2.71
      Exercised ...............     (79,885)          $0.62
      Canceled ................    (136,383)          $3.28
                                -------------
      Balance, March 29, 1996       875,683           $3.29
      Granted .................     427,500           $4.82
      Exercised ...............    (137,707)          $2.53
      Canceled ................     (91,379)          $2.73
                                ------------- ------------------------
      Balance, March 28, 1997     1,074,097           $3.68
                                ============= ========================

   At March 28, 1997, options for 349,492 shares of Common Stock were available for future grant. As of March 28, 1997, there were 2,050,000 shares of Common Stock reserved for issuance under the program.


   The following table summarizes information about stock options outstanding at March 28, 1997:

                                      OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                         ------------------------------------------- ------------------------
                                       WEIGHTED AVG.   WEIGHTED AVG.            WEIGHTED AVG.
RANGE OF EXERCISE PRICES:  NUMBER    CONTRACTUAL LIFE EXERCISE PRICE   NUMBER  EXERCISE PRICE
------------------------ ----------- ---------------- -------------- --------- --------------
$1.75 - $3.25 ...........    590,847       2.6           $  2.47       486,222   $  2.48
$3.26 - $6.56 ...........    460,250       4.4           $  4.90        68,935   $  5.37
$6.56 - $10.50 ..........     23,000       0.6           $ 10.50        23,000   $ 10.50
                           ---------                                   -------
                           1,074,097       3.3           $  3.68       578,157   $  3.14
                           =========                                   =======

  Employee Stock Purchase Plan

   In April 1992, the Company adopted the Employee Stock Purchase Plan (the "Plan") which reserved 75,000 shares of Common Stock to be issued in accordance with the Internal Revenue Code under such terms as approved by the Board of Directors of the Company. In August 1995, the shareholders approved an increase in the number of shares reserved for issuance under the Plan from 75,000 to 200,000. Under the term of the Plan, employees can choose semi-annually to have up to 15% of their compensation withheld to purchase the Company's Common Stock. The purchase price is equal to 85% of the lower the closing price of the Company's Common Stock on the NASDAQ National Market on the day the Plan period begins or ends. Under the Plan, the Company sold 21,543, 50,814 and 40,885 shares to employees in fiscal 1997, 1996 and 1995, respectively.

                             CHOLESTECH CORPORATION

  Pro forma Disclosures

   Had compensation cost for the Company's stock option and stock purchase plans been determined based on the fair value at the grant dates, as prescribed in SFAS 123, the Company's net loss and net loss per share would have been as follows:
                                                  MARCH 28,   MARCH 29,
YEAR ENDED                                          1997        1996
----------                                       ----------- -----------
                                          (IN THOUSANDS EXCEPT PER SHARE DATA)
Net loss:
  As reported ..........................          $    (809)  $  (2,746)
  Pro forma ............................          $  (1,035)  $  (2,786)
Net loss per share:
  As reported ..........................          $    (.08)  $    (.34)
  Pro forma ............................          $    (.10)  $    (.34)

   The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions used for grants during the applicable periods: dividend yield of 0.0% for both periods; risk-free interest rate of 6.26% for options granted during the fiscal year ended March 28, 1997 and 5.96% for options granted during fiscal year ended March 29, 1996; volatility factor of 79% for options granted during fiscal year ended March 28, 1997 and 79% for options granted during fiscal year ended March 29, 1996 and a weighted average expected option term of 2.5 years for both periods. The weighted average fair value of stock options granted in fiscal 1997 and 1996 were $2.44 and $1.65 per share, respectively.

   The fair value of the employees' stock purchase rights, is estimated using the Black-Scholes option pricing model, with the following assumptions for fiscal 1997 and 1996, respectively; dividend yield of 0.0% for both periods; and expected life of 6 months for all years; expected volatility of 74% and 95%; and risk-free interest rate of 5.316% and 5.535%. The weighted-average fair value of the stock purchase rights granted in fiscal 1997 and 1996 were $1.21 and $.77, respectively. The weighted-average exercise price of stock purchase rights granted in fiscal 1997 and 1996 were $5.54 and $2.83, respectively.

   The pro forma effect on net loss and loss per share for fiscal 1997 and 1996 is not representative of the pro forma effect on net income or loss in future years because it does not take into consideration pro forma compensation expense related to grants made prior to fiscal 1996.

  Shareholder Rights Plan

   In January 1997, the Board of Directors approved a shareholder rights plan under which shareholders of record on March 31, 1997 received a right to purchase (a "Right") one-thousandth of a share of Series A Participating Preferred Stock at an exercise price of $44, subject to adjustment. The Rights will separate from the Common Stock and Rights certificates will be issued and will become exercisable upon the earlier of: (i) 10 days (or such later date as may be determined by a majority of the Board of Directors following a public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the Company's outstanding Common Stock or (ii) 10 business days following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the outstanding Common Stock of the Company. The Rights expire on the earlier of (i) January 22, 2007 or (ii) redemption or exchange of the Rights.

                             CHOLESTECH CORPORATION

7.  INCOME TAXES

   Deferred tax assets (liabilities) consist of the following (in thousands):

                                                          MARCH 28,    MARCH 29,
                                                            1997         1996
                                                          --------     --------
Net operating loss carryforwards .....................    $ 17,810     $ 17,611
Research and development tax credit carryforwards ....       2,031        1,963
Capitalized research and development .................         280          487
Other ................................................        (862)        (756)
Valuation allowance for deferred tax assets ..........     (19,259)     (19,305)
                                                          --------     --------
                                                          $   --       $   --
                                                          ========     ========

   The Company has net operating loss carryforwards available to reduce taxable income through 2012 for federal and state income tax purposes of approximately $46,289,000 and $22,275,000, respectively. Additionally, the Company has research and development credit carryforwards available to reduce taxes payable through 2012 for federal and state income tax purposes of approximately $1,499,000 and $532,000, respectively.

   As a result of the Series C Preferred Stock offerings in May 1990, there is an annual limitation of approximately $1,500,000 for federal and state income tax purposes on the use of approximately $8,100,000 and $1,080,000 of net operating losses, and of $390,000 and $160,000 of tax credit carryforwards, respectively. Additionally, as a result of the Company's public offering in December 1992, the Company's net operating losses and tax credit carryforwards incurred prior to December 1992 are subject to an annual limitation of approximately $5,450,000 for federal and state income tax reporting purposes on the use of approximately $28,176,000 and $8,099,000 of net operating loss carryforwards, respectively, and of $1,151,000 and $379,000 of tax credit carryforwards, respectively. If the amount of these limitations are not utilized in any year, the amount not utilized increases the allowable limit in the subsequent year.

8.  RETIREMENT SAVINGS PLANS

   Effective in September 1990, the Company adopted the Cholestech Corporation Retirement Savings Plan (the "401(k) Plan") in which all employees of the Company are entitled to participate. An eligible employee may elect to defer, in the form of contributions to the 401(k) Plan, between 1% and 15% of the employees' W-2 income, not to exceed $9,500 per year (adjusted for cost-of-living increases). Employee contributions are invested in selected mutual funds or a money market fund according to the directions of the employee. The contributions are fully vested and nonforfeitable at all times. The 401(k) Plan provides for employer contributions as determined by the Board of Directors. The Company has not made any contributions through fiscal 1997.

9. RELATED PARTY TRANSACTIONS

   In April 1988, the Company granted a loan to an officer in connection with his purchase of 35,640 shares of the Company's Common Stock pursuant to a stock purchase agreement. The loan was evidenced by a promissory note in the amount of $35,640 due in April 1993, which bore interest at the annual rate of 8%. In June 1993, the Board of Directors approved an amendment to the loan agreement providing for forgiveness of the principal loan balance in April 1995 as long as the officer remained employed by the Company until such time. The loan was forgiven in April 1995.

                             CHOLESTECH CORPORATION

   In April 1992, the Company entered into an employment agreement with an officer providing for certain relocation benefits, and a bridge loan. In July 1992, the officer executed a promissory note evidencing a $100,000 bridge loan. This interest free promissory note was repaid in full in October 1992. In July 1992, the officer borrowed $65,000 from the Company pursuant to a second promissory note. This promissory note bore an interest rate of 8.0% per annum, was due in September 1994, and provided for quarterly forgiveness of $8,125 of the outstanding balance and any accrued interest as long as the officer remained employed with the Company. The loan was forgiven in full, and recorded as compensation expense in the statement of operations, as of March 31, 1995.

   In August 1996, the Company entered into an employment agreement with an officer providing for certain relocation benefits and a bridge loan. In August 1996, the officer borrowed $20,000 from the Company pursuant to a promissory note. This promissory note bears an interest rate of 7.0% per annum, is due in September 1998, and provides for quarterly forgiveness of $2,500 of the outstanding balance and any accrued interest as long as the officer remains employed with the Company. As of March 28, 1997, $5,700 has been forgiven, and recorded as compensation expense in the statement of operations.

10. GEOGRAPHIC INFORMATION

   The Company's export sales were $1.3 million, $1.3 million and $817,000 for fiscal 1997, 1996 and 1995, respectively. Sales to Europe were $908,000, $825,000 and $431,000, sales to Pacific Rim were $248,000, $170,000 and $287,000 and sales to Latin America were $95,000, $330,000 and $99,000 in fiscal 1997, 1996 and 1995, respectively. A European distributor accounted for 47%, 45% and 0% of international sales for fiscal 1997, 1996 and 1995, respectively.


                                EXHIBIT INDEX
                                                                                            SEQUENTIALLY
     EXHIBIT                                                                                  NUMBERED
     NUMBER                                    DESCRIPTION                                      PAGE
--------------- ------------------------------------------------------------------------ ----------------
 3.1(2)         Restated Articles of Incorporation of Registrant.
 3.2(1)         Bylaws of Registrant, as amended.
 4.1(14)        Preferred  Share  Rights  Agreement,  dated  January  27,  1997, between the Registrant  and  ChaseMellon  Shareholders  Services
                L.L.C.
10.1(15)        1988 Stock Incentive Program and forms of agreements thereunder.
10.2(11)        Employee Stock Purchase Plan.
10.3(1)         Standard Industrial Lease Agreement between Registrant and Sunlife
                Assurance Company of Canada dated October 22, 1989.
10.3.1(8)       First Amendment to Standard Industrial Lease Agreement between
                Registrant and Sunlife Assurance Company of Canada dated April 1995.
10.3.2          Third Amendment to Standard Industrial Lease Agreement between
                Registrant and Sunlife Assurance Company of Canada dated March 25, 1997
10.4(1)         Forms of Indemnification Agreements between Registrant and its officers and its directors.
10.5(1)         Employment Agreement between Registrant and Edward L. Erickson dated
                December 6, 1991.
10.6(1)         Equipment Lease Agreement between Registrant and MMC/GATX Partnership
                No. 1 dated August 17, 1990.
10.6.1(1)       Revised Warrant to Purchase Series D Preferred Stock issued to MMC/GATX
                Partnership No. 1.
10.7(1)         Master Lease Agreement between Registrant and LINC Venture Lease
                Partners II L.P. dated June 13, 1991.
10.7.1(1)       Amendment No. 1 to Warrant issued to LINC Venture Lease Partners II L.P.
10.8(1)         Supply Agreement effective the 15th day of February 1991 by and between
                Ciba Corning Diagnostics Corp. and the Registrant.
10.9(4)         Employment Agreement between Registrant and Steven L. Barbato dated
                April 27, 1992.
10.10(4)        Employment Agreement between Registrant and Robert J. Guyon dated July
                13, 1992.
10.11.1(5)      Letter Agreement effective September 28 1993 by and between Union Bank and Registrant.
10.11.2(5)      Promissory Note effective September 28 1993 by and between Union Bank and Registrant.
10.11.3(5)      Security Agreement effective September 28, 1993 by and between Union
                Bank and Registrant.
10.11.4(7)      First Amendment to the Letter Agreement by and between Union Bank and
                Registrant.
10.11.5(7)      First Amendment to the Promissory Note by and between Union Bank and
                Registrant.
10.11.6(10)     Second Amendment to the Letter Agreement by and between Union Bank and
                Registrant.
10.11.7(10)     Second Amendment to the Promissory Note by and between Union Bank and
                Registrant.
10.12(4)        License Agreement between Registrant and Eastman Kodak Company dated
                December 23, 1992.
10.13(6)        Employment Agreement between Registrant and Linda H. Masterson dated May
                12, 1994.
10.14(9)        Loan Agreement between Registrant and Phoenixcor, Inc. dated August 31,
                1995.


                                                                                            SEQUENTIALLY
     EXHIBIT                                                                                  NUMBERED
     NUMBER                                    DESCRIPTION                                      PAGE
--------------- ------------------------------------------------------------------------ ----------------
10.15(12)*      Development, License and Distribution Agreement between Registrant and
                Metra Biosystems, Inc. dated May 3, 1996.
10.16(12)       Registration Rights Agreement between Registrant and Metra Biosystems,
                Inc. dated May 3, 1996.
10.17.1(13)     Letter Agreement effective December 20, 1996 by and between Wells Fargo
                Bank and the Registrant.
10.17.2(13)     Revolving Line of Credit Note effective December 20, 1996 by and between Wells Fargo Bank and the Registrant.
10.17.3(13)     General  Pledge  Agreement  effective  December  20, 1996 by and between Wells Fargo Bank and the Registrant.
10.18           Employment Agreement between Registrant and Mark J. Kussman dated August
                8, 1996.
10.19           Employment Agreement between Registrant and Andrea J. Tiller dated
                November 14, 1996.
23.1            Consent of Price Waterhouse LLP, Independent Accountants (see page
                II-6).
27.1            Financial Data Schedule.

-----------------
* Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

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

(11) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-8 (No. 333-4146) as filed with the Securities and Exchange Commission on April 25, 1996.

(12) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-1 (No. 333-3367) filed with the Commission on May 9, 1996.

(13) Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended December 27, 1996.

(14) Incorporated by reference to exhibits filed with Registrant's Statement of Form 8-A (No. 000-20198) as filed with the Securities and Exchange Commission on January 27, 1997.

(15) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-8 (No. 333-22475) as filed with the Securities and Exchange Commission on February 27, 1997.
