Form 10-Q
period 1997-06-27
CHOLESTECH CORPORATION
filed 1997-08-11
CIK 887227

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

         For the quarterly period ended June 27, 1997

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

 Yes       X             No
     --------------         --------------


At June 27, 1997, 11,231,205 shares of common stock of the Registrant were outstanding.



================================================================================

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

ITEM 1.  FINANCIAL STATEMENTS


                            CONDENSED BALANCE SHEETS
                                 (in thousands)
                                   (Unaudited)



                                                      June 27, 1997    March 28, 1997 (1)
                                                      -------------    ------------------
Assets
Current assets:
    Cash and cash equivalents                            $  7,729          $  6,088
    Marketable securities                                   6,257             7,921
    Accounts receivable, net                                2,187             1,866
    Inventories                                             2,553             2,353
    Prepaid expenses and other current assets                 391               280
                                                         --------          --------
      Total current assets                                 19,117            18,508

Property and equipment, net                                 2,370             2,399
Other assets, net                                             143               180
                                                         --------          --------
                                                         $ 21,630          $ 21,087
                                                         ========          ========

Liabilities and Shareholders' Equity

Current liabilities:
    Accounts payable and accrued expenses                $  2,127          $  1,629
    Accrued payroll and benefits                              382               527
    Product warranty                                          214               214
                                                         --------          --------
      Total current liabilities                             2,723             2,870

Other liabilities                                               3                14
                                                         --------          --------
      Total liabilities                                     2,726             2,384
                                                         --------          --------

Shareholders' equity:
    Preferred stock                                          --                --
    Common stock                                           69,205            69,174
    Unrealized gains on investments                            51              --
    Accumulated deficit                                   (50,352)          (50,471)
                                                         --------          --------
      Total shareholders' equity                           18,904            18,703
                                                         --------          --------
                                                         $ 21,630          $ 21,087
                                                         ========          ========

(1) The information in this column was derived from the Company's audited financial statements for the fiscal year ended March 28, 1997.

                   See Notes to Condensed Financial Statements

                                       3

                             CHOLESTECH CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (unaudited)


                                                           Quarter ended
                                                  ------------------------------
                                                  June 27, 1997    June 28, 1996
                                                  -------------    ------------

Revenues:
     Domestic                                      $     3,808      $     2,473
     International                                         395              287
                                                   -----------      -----------
                                                         4,203            2,760

Cost of product sold                                     1,995            1,643
                                                   -----------      -----------
Gross profit                                             2,208            1,117
                                                   -----------      -----------
Operating expenses:
     Research and development                              475              184
     Sales and marketing                                 1,176              906
     General and administrative                            553              415
                                                   -----------      -----------
         Total operating expenses                        2,204            1,505
                                                   -----------      -----------
Income (loss) from operations                                4             (388)

Interest income (expense), net                             118              (23)
                                                   -----------      -----------

Income (loss) before taxes                                 122             (411)

Provision for income taxes                                   3             --

Net income (loss)                                  $       119      $      (411)
                                                   ===========      ===========

Net income (loss) per share                        $       .01            (0.05)
                                                   ===========      ===========

Weighted average common shares and
  equivalents outstanding                           11,545,752        8,161,721
                                                   ===========      ===========




                   See Notes to Condensed Financial Statements


                                                       CHOLESTECH CORPORATION

                                                 CONDENSED STATEMENTS OF CASH FLOWS
                                                           (in thousands)
                                                             (unaudited)

                                                                                               Quarter ended
                                                                                    ----------------------------------
                                                                                     June 27, 1997       June 28, 1996
                                                                                     -------------       -------------
Cash flows from operating activities:
    Net income (loss)                                                                  $    119              $   (411)
    Adjustments to reconcile net income (loss) to net
      cash used in operating activities:
      Depreciation and amortization                                                         221                   150
      Changes in assets and liabilities:
          Accounts receivable                                                              (321)                 (304)
          Inventories                                                                      (200)                 (222)
          Prepaid and other current assets                                                 (111)                 (421)
          Other assets                                                                        4                  --
          Accounts payable and accrued expenses                                             522                   447
          Accrued payroll and benefits                                                     (145)                  (30)
                                                                                       --------              --------
          Net cash provided by (used in) operating activities                                89                  (791)
                                                                                       --------              --------

Cash flows from investing activities:
    Proceeds from sale of marketable securities                                           5,441                  --
    Purchases of marketable securities                                                   (3,726)                 --
    Purchases of property and equipment                                                    (159)                 (171)
                                                                                       --------              --------
          Net cash provided by (used in) investing activities                             1,556                  (171)
                                                                                       --------              --------

Cash flows from financing activities:
    Principal payments on long-term debt                                                   --                    (107)
    Proceeds from short-term bank borrowing                                                --                     800
    Principal payments on capital leases                                                    (35)                  (14)
    Issuance of common stock                                                                 31                13,200
    Accrued stock offering expenses                                                        --                     500
    Stock subscription receivable                                                          --                 (13,369)
                                                                                       --------              --------
          Net cash provided by (used in) financing activities                                (4)                1,010
                                                                                       --------              --------

Net change in cash and cash equivalents                                                   1,641                    48
Cash and cash equivalents at beginning of period                                          6,088                   361
                                                                                       --------              --------
Cash and cash equivalents at end of period                                             $  7,729              $    409
                                                                                       ========              ========


                   See Notes to Condensed Financial Statements

                                       5

                             CHOLESTECH CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.       Interim Results

         The interim unaudited financial information of Cholestech Corporation (the "Company") is prepared in conformity with generally accepted accounting principles and such principles are applied on a basis consistent with the audited financial information contained in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 27, 1997. The financial information included herein has been prepared by management, without audit by independent accountants who do not express an opinion thereon, and should be read in conjunction with the audited financial statements contained in the Annual Report on Form 10-K. The condensed balance sheet as of March 28, 1997 has been derived from, but does not include all the disclosures contained in, the audited financial statements for the year ended March 28, 1997. The information furnished includes all adjustments and accruals consisting only of normal recurring accrual adjustments that are, in the opinion of management, necessary for a fair presentation of results for the interim periods. Certain information or footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

         The foregoing interim results are not necessarily indicative of the results of operations for the full fiscal year ending March 27, 1998.

2.       Balance Sheet Data

         The components of inventories are as follows (in thousands):

                                  June 27, 1997             March 28, 1997
                                  -------------             --------------
             Raw materials           $   729                  $   703
             Work in process           1,096                      585
             Finished goods              728                    1,065
                                     -------                  -------
                                     $ 2,553                  $ 2,353
                                     =======                  =======

3.       Earnings Per Share

         Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding during each period. Common equivalent shares, consisting of stock options, are included in determining net income (loss) per share, to the extent they are dilutive, using the treasury stock method.

4.       Borrowing Arrangements

         In December 1996, the Company entered into an agreement with a Wells Fargo Bank for a $3 million revolving line of credit (the "line of credit"). While the agreement is in effect, the Company is required to maintain on deposit assets with collective value, as defined in the line of credit agreement, equivalent to no less than 100% of the outstanding principle balance. Amounts outstanding under the line of credit bear interest at the bank's prime rate. The line of credit agreement expires on November 30, 1997 and is renewable. As of March 28, 1997, there were no borrowings outstanding under the line of credit. The Company repaid the note payable outstanding at March 29, 1996 in July 1996.

                             CHOLESTECH CORPORATION

5.       New Accounting Pronouncement

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("SFAS 128"), which will be effective for the Company's third quarter of fiscal 1998. Under SFAS 128, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. If the Company had adopted this statement for the quarter ended June 27, 1997, per share amount for the quarters ended June 27, 1997 and June 28, 1996 would have been the same as presently reported herein.

         In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130). SFAS 130 establishes standards for the reporting of comprehensive income and it components in a full set of general purpose financial statements for periods ending after December 31, 1997. Reclassification of financial statements for earlier periods for comparative purposes is required. The Company expects to adopt SFAS 130 in fiscal 1999 and does not expect such adoption to have a material effect on the financial statements.

         In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures About Segments on An Enterprise and Related Information" (SFAS 131). SFAS 131 revises information regarding the reporting of certain operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company expects to adopt SFAS 131 in fiscal 1999 and does not expect such adoption to have a material effect on the financial statements.

6.       Shareholder Rights Plan

         In January 1997, the Board of Directors approved a shareholder rights plan under which shareholders of record on March 31, 1997 received a right to purchase (a "Right") one-thousandth of a share of Series A Participating Preferred Stock at an exercise price of $44, subject to adjustment. The Rights will separate from the Common Stock and Rights certificates will be issued and, will become exercisable upon the earlier of: (i) 10 days or such later date as may be determined by a majority of the Board of Directors following a public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the Company's outstanding Common Stock or (ii) 10 business days following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the outstanding Common Stock of the Company. The Rights expire on the earlier of (i) January 22, 2007 or (ii) redemption or exchange of the Rights.

                             CHOLESTECH CORPORATION

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors discussed herein, under "General" and "Potential Factors Affecting Future Operating Results." These forward-looking statements include, but are not limited to, the statement under "General" regarding the Company's expectation of continuing to incur negative cash flows, the statement under "Research and Development" regarding the Company's anticipation that research and development expenditures will increase, the statement under "Sales and Marketing" regarding the Company's anticipation that sales and marketing expenses will increase, and the statement in the third paragraph under "Liquidity and Capital Resources" regarding the length of time that the Company's resources will be sufficient to meet its capital requirements.

General

         The Company develops, manufactures and markets a proprietary platform technology - the Cholestech L*D*X(R) System - which in the preventive care market measures specific analytes to detect various diseases and disorders within five minutes using a single drop of whole blood. The Company has experienced significant operating losses and, as of June 27, 1997, had an accumulated deficit of $50.4 million. The Company is developing certain additional tests designed to extend the Cholestech L*D*X System's capabilities. The Company believes that its future growth will depend, in part, upon its ability to complete development and successfully introduce these new tests. The Company expects to continue to incur negative cash flows from operations as it expands product research and development efforts for new test panels, pursues regulatory clearances and approvals, expands sales and marketing activities to address the therapeutic monitoring market, and develops and expands manufacturing capacity for existing and new test panels. The development and commercialization of the new tests will require additional development, sales and marketing, manufacturing and other expenditures. The required level and timing of such expenditures will have an impact on the Company's ability to maintain profitability and positive cash flows from operations.

         On July 24, 1997, the Food and Drug Administration (FDA) approved the Company's notification of intent to market pursuant to Section 510 (k) of the Food, Drug and Cosmetics Act of 1938, as amended, ("Section 510 (k) Notification") to market a creatinine and blood urea nitrogen diagnostic test cassette, a renal function test . The Company believes that these tests are among the most commonly ordered tests in physician offices. Blood urea nitrogen elevations occur in chronic renal disease as well as urinary tract obstruction. Blood urea nitrogen is useful to monitor hemodialysis and other therapies. Creatinine is also a measure of renal function and is used in combination with blood urea nitrogen tests. In addition, creatinine is used as a measure of renal blood flow which may have become reduced due to congestive heart failure or dehydration. Low levels of creatinine may result from decreased hepatic production in advanced liver disease. In order to successfully commercialize the creatinine and blood urea nitrogen test cassette in the United States, the Company believes that it will be critical to obtain waived classification under the Clinical Laboratory Improvement Amendments of 1988. The Company will submit an application to the Centers for Disease Control and Prevention requesting the creatinine and blood urea nitrogen disposable test be classified as waived under the requirements of Clinical Laboratories Improvement Amendments of 1988 (CLIA '88). There can be no assurance that any new tests developed by the Company, including the creatinine and blood urea nitrogen, will qualify for the waived classification. Any failure of the new tests to obtain waived status under the Clinical Laboratory Improvement Amendments of 1988 will adversely impact the Company's ability to commercialize such tests. If the waived classification is obtained, the Company expects to begin shipment of the creatinine and blood urea nitrogen panel before the end of fiscal 1998.

                             CHOLESTECH CORPORATION

Result of Operations


           Quarter ended June 27, 1997 vs. quarter ended June 28, 1996

         Revenues. The Company's revenues increased by 52% to $4.2 million in the first quarter of fiscal 1998 from $2.8 million in the first quarter of fiscal 1997 . Domestic revenues increased by 54% to $3.8 million in the first quarter of fiscal 1998 from $2.5 million in the first quarter of fiscal 1997. The increase in domestic revenues reflects a continuing unit increase in sales of the disposable test cassettes and the Cholestech L*D*X(R) System to hospitals, managed care organizations, public health departments, corporations, physician office laboratories and other health care providers in the diagnostic screening and therapeutic monitoring markets. As of June 27, 1997, the Company has shipped approximately 1,759 Cholestech L*D*X System into the physician office laboratory market. In April 1996, the Company launched its line of products waived under the Clinical Laboratory Improvement Amendments of 1988.

         International revenues increased 38% to $395,000 in the first quarter of fiscal 1998 from $287,000 in the first quarter of fiscal 1997. The increase in international revenues reflects a continued product demand in the European market. International revenues as a percentage of total revenues declined to 9% the first quarter of fiscal 1998 from 10% in the first quarter of fiscal 1997. The decrease in international revenues as a percentage of total revenues reflects the substantial increase in domestic revenues from sales of the Cholestech L*D*X System during the first year after the Company's product was granted waived status. The Company expects that international revenues will continue to decline as a percentage of total revenues in future periods as the Company continues to increase sales and marketing efforts in the United States.

         Cost of Products Sold. Cost of products sold increased 21% to $2.0 million in the first quarter of fiscal 1998 from $1.6 million in the first quarter of fiscal 1997, as sales of disposable test cassettes and the Cholestech L*D*X System increased. Gross margin was 53% and 40% in the first quarter fiscal 1998 and fiscal 1997, respectively. The improvement in the gross margin was attributable to improved cassette manufacturing yields, growth in the volume of disposable test cassettes and the Cholestech L*D*X Systems sold, without corresponding increases in unit costs, and improved quality assurance procedures.

         The Company has obtained rights to use certain technology in the manufacturing of certain of its products. The related agreements, which expire at various times in calendar 1997 through 2006, provide for the Company to pay royalties ranging from 2% to 4.6% of net sales of the applicable products. Total royalty expense in the first quarter of fiscal 1998 and the first quarter of fiscal 1997 was $162,000 and $111,000, respectively, and was charged to costs of products sold.

         Research and Development. Research and development expense increased 158% to $475,000 in the first quarter of fiscal 1998 from $184,000 in the first quarter of fiscal 1997. This increase in research and development expense was attributable to continued development of additional tests and the increase in headcount. Research and development expenses as a percentage of revenues increased to 11% in the first quarter of fiscal 1998 from 7% in the first quarter of fiscal 1997. The increase as a percentage of revenues resulted from increased investment in new product development and the unusually low level of research and development expense in the first quarter of fiscal 1997. The Company is currently developing additional tests to detect disease states such as metabolic bone diseases and disorders, liver function, prostate cancer and diabetes. Each of these new tests is at an early stage of development and the Company will be required to undertake time-consuming and costly development activities and seek regulatory approval for these new tests before such tests can bemarketed. However, the Company believes that its future revenue growth and profitability will depend, in part, upon its ability to complete development and successfully introduce new test panels designed to extend the Cholestech L*D*X System's capabilities to include additional tests useful in the diagnostic screening and therapeutic monitoring markets. The Company currently anticipates that research and development expenditures will increase in future periods as product development and manufacturing scale-up efforts for new tests increase.

                             CHOLESTECH CORPORATION



         Sales and Marketing. Sales and marketing expense increased 30% to $1.2 million in the first quarter of fiscal 1998 from $906,000 in the first quarter of fiscal 1997. The increase in sales and marketing expense was attributable to continued expansion of the Company's domestic sales and marketing organization, increased expenses related to the continued penetration in the therapeutic monitoring market, increased commissions associated with increased revenues and, to a lesser extent, participation in domestic conferences and trade shows. Sales and marketing expense fell to 28% of total revenue in the first quarter of fiscal 1998 from 33% of total revenue in the first quarter of fiscal 1997 as the Company continues to align its distribution model more closely to the needs of its customers. The Company currently anticipates that sales and marketing expense as a percentage of revenue will continue to decline in future periods. However, the Company expects that the absolute level of sales and marketing expenses will increase in future periods as the Company continues to expand sales and marketing activities to address the therapeutic monitoring market.

         General and Administrative. General and administrative expense increased 33% to $553,000 in the first quarter of fiscal 1998 from $415,000 in the first quarter of fiscal 1997. The increase in general and administrative expenses resulted primarily from increased investment in the Company's information systems. General and administrative expenses fell to 13% of total revenues in the first quarter of fiscal 1998 from 15% in the first quarter of fiscal 1997. This decrease in general and administrative expense as a percentage of total revenues occurred due to revenue growth outpacing spending increases in the administrative functions.

         Interest Income (Expense), Net. Interest income (expense), net consists of interest income earned on investment of cash and marketable security balances, offset in part by interest expense incurred on capital lease financing, and for the first quarter of fiscal 1997, other borrowings of the Company. The Company recorded net interest income of $118,000 in the first quarter of fiscal 1998. For the first quarter of fiscal 1997, the Company recognized net interest expense of $23,000. The increase in net interest income in the first quarter of fiscal 1998, as compared to the same period in fiscal 1997, primarily reflects higher interest income earned on investment of cash balances generated from the Company's public offering of common stock in June 1996 and lower average borrowings outstanding during the first quarter of fiscal 1998.

         Income Taxes. As the Company has significant net operating loss and tax credit carryforwards, the provision for income taxes for the quarter ended June 27, 1997 represents the estimated alternative minimum tax. Management expects to utilize additional net operating loss and other tax carryforward amounts to the extent of income earned during fiscal 1998. According by, the Company's estimated effective tax rate is expected to remain low throughout fiscal 1998.

                             CHOLESTECH CORPORATION


Liquidity and Capital Resources

         The Company finances its operations primarily through the sale of equity securities and, to a lesser extent, through capital lease financing. From inception to June 27, 1997, the Company raised approximately $69 million in net proceeds from equity financings. As of June 27, 1997, the Company had approximately $14.0 million of cash, cash equivalents and short-term marketable securities and such level represented a substantial increase from $409,000 as of June 28, 1996. In addition, the Company has available a $3 million revolving bank line of credit agreement. While the agreement is in effect, the Company is required to maintain on deposit assets with a collective value, as defined in the line of credit agreement, equivalent to no less than 100% of the outstanding principal balance. Amounts outstanding under the line of credit bear interest at the bank's prime rate. The line of credit agreement expires on November 30, 1997 and is renewable. As of June 27, 1997, there were no borrowings outstanding under the line of credit.

         Net cash provided by operating activities was approximately $89,000 in the first quarter of fiscal 1998 compared to net cash used by operating activities of $791,000 in first quarter of fiscal 1997. In the first quarter of fiscal 1998, net income was the primary factor contributing to cash provided by operating activities. In the first quarter of fiscal 1997, the net loss was the primary factor contributing to the use of cash by operations. In first quarter of fiscal 1998, net cash provided by in investing activities reflected the Company's sale of marketable securities, offset in part by purchases of property and equipment. During first quarter of fiscal 1997, net cash used in investing activities reflected the Company's purchases of property and equipment. Net cash used in financing activities in the first quarter of fiscal 1998 was $4,000 and reflects principal payments on capital leases, offset in part by the issuance of Common Stock pursuant to employee stock options, while net cash provided by financing activities of $1 million in the first quarter of fiscal 1997 reflected borrowing under the line of credit and issuance of Common Stock.

         The Company intends to expend substantial funds for product research and development, continued expansion of sales and marketing activities, expansion of manufacturing capacity and other working capital and general corporate purposes. Although the Company believes that its cash, cash equivalents and short-term marketable securities balances as of June 27, 1997, available bank line of credit, together with amounts to be generated from operations, will be sufficient to meet its capital requirements for the foreseeable future, there can be no assurance that the Company will not require additional financing. The Company's actual liquidity and capital requirements will depend upon numerous factors, including the costs and timing of expansion of manufacturing capacity, the number and type of new tests the Company seeks to develop, the costs and timing of expansion of sales and marketing activities, the extent to which the Company's existing and new products gain market acceptance, competing technological and market developments, the progress of commercialization efforts of the Company's distributors, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, developments related to regulatory and third party reimbursement matters and Clinical Laboratory Improvement Amendments of 1988, and other factors. In the event that additional financing is needed, the Company may seek to raise additional funds through public or private financing, collaborative relationships or other arrangements. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements, if necessary, to raise additional funds, may require the Company to relinquish its rights to certain of its technologies, products or marketing territories. The failure of the Company to raise capital when needed could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that such financing, if required, will be available on satisfactory terms, if at all.

                             CHOLESTECH CORPORATION

Potential Factors Affecting Future Operating Results

         History of Losses; Uncertainty of Future Profitability. The Company has experienced significant operating losses since inception and as of June 27, 1997, had an accumulated deficit of $50.4 million. The Company may experience significant fluctuations in revenues and results of operations on a quarter to quarter basis in the future. Quarterly operating results will fluctuate due to numerous factors, such as (i) the timing and level of market acceptance of the Cholestech L*D*X(R) System, particularly with respect to the therapeutiC monitoring market; (ii) the timing of introduction and availability of new tests; (iii) the timing and level of expenditures associated with new product development activities; (iv) the timing and level of expenditures associated with expansion of sales and marketing activities and overall operations; (v) the Company's ability to cost-effectively expand cassette manufacturing capacity and maintain consistently acceptable yields in the manufacture of disposable test cassettes; (vi) the timing of establishment of strategic distribution arrangements and the success of the activities conducted under such arrangements; (vii) variations in manufacturing efficiencies; (viii) changes in demand for its products based on changes in third party reimbursement, competition, changes in government regulation and other factors; (ix) the timing of significant orders from and shipments to customers; and (x) general economic conditions. These factors are difficult to forecast, and these or other factors could have a material adverse effect on the Company's business, financial condition and results of operations. Fluctuations in quarterly demand for products may adversely affect the continuity of the Company's manufacturing operations, increase uncertainty in operational planning, and/or affect cash flow from operations. The Company's expenses are based in part on the Company's expectations as to future revenue levels and to a large extent are fixed in the short-term. If actual revenues do not meet expectations, the Company's business, financial condition and results of operations could be materially adversely affected.

         Uncertainty of Market Acceptance of the Cholestech L*D*X System. The Company has generated revenues to date, primarily from sales of the Cholestech L*D*X System to hospitals, public health departments, corporate wellness programs, health promotion service providers, managed care organizations, community health centers, the military, others in the diagnostic screening market and therapeutic monitoring market . In order for the Company to increase revenues, achieve sustained profitability and maintain positive cash flows from operations, the Cholestech L*D*X System must achieve a significant degree of market acceptance among health care providers in the therapeutic monitoring market, particularly physician office laboratories. Physicians and other health care providers are not likely to use the Cholestech L*D*X System unless they determine that it is an attractive alternative to other means of diagnostic screening or therapeutic monitoring blood detected diseases. Even if the advantages of the Cholestech L*D*X System in diagnosing and therapeutic monitoring patients with blood detected diseases are established, physicians, medical clinics, pharmacists and other health care providers may elect not to purchase and use the Cholestech L*D*X System for any number of reasons. As a result, there can be no assurance that demand for the Cholestech L*D*X System, particularly in the therapeutic monitoring market, will be sufficient to allow sustainable profits from operations.

         Dependence on Development and Introduction of New Products. The Company is in the early stages of developing tests designed to extend the Cholestech L*D*X System's capability to include additional tests useful to health care providers, particularly physician office laboratories. The Company believes that its revenue growth and future profitability will depend, in part, upon its ability to complete development of and successfully introduce these new tests. The Company will be required to undertake time-consuming and costly development activities and seek regulatory approval for these new tests. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these new tests, that regulatory clearance or approval of any new tests will be granted by the FDA or the Center for Disease Control and Prevention (for waived status) on a

                             CHOLESTECH CORPORATION

timely basis, if at all, or that the new tests will adequately meet the requirements of the applicable market or achieve market acceptance. On July 24, 1997, the FDA approved the Company's Section 510(K) Notification to market the Company's Creatinine and blood urea nitrogen disposable test cassette. The Company has submitted a request for waived classification to the Centers for Disease Control and Prevention for the use of the Creatinine and blood urea nitrogen test cassette with the L*D*X System'. To date, the Centers for Disease Control and Prevention has not acted upon the Company's request. In order to successfully commercialize the Creatinine and blood urea nitrogen disposable test cassette in the United States, the Company believes it is critical to obtain waived status under the Clinical Laboratory Improvement Amendments of 1988. In order to successfully commercialize any new tests, including the Creatinine blood urea nitrogen disposable test cassette, the Company will be required to establish and maintain reliable, cost-efficient, high-volume manufacturing capacity for such tests. The Company has in the past encountered difficulties in scaling up production of new test cassettes, including problems involving production yields, quality control and assurance, variations and impurities in the raw materials and performance of the manufacturing equipment. If the Company is unable for technological or other reasons to complete the development, introduction and scale up of manufacturing of any new tests or if such new tests do not achieve a significant level of market acceptance, the Company's business, financial condition and results of operations could be materially adversely affected.

         Limited Sales, Marketing and Distribution Experience; Dependence on Third Party Distributors. In order for the Company to increase revenues and achieve sustainable profitability, the Cholestech L*D*X System must achieve a significant degree of market acceptance among health care providers in the monitoring market, particularly physician office laboratories and retail pharmacies. The Company has only limited experience in marketing and selling to the monitoring market in the United States. In the last twelve months, the Company has entered into distribution arrangement with two national distributors, General Medical Inc. and AmeriSource Health Corporation. The Company may be required to enter into additional distribution arrangements in order to achieve broad distribution of its products. There can be no assurance that the Company will be able to enter into and maintain arrangements with additional distributors on a timely basis, if at all. The Company will be dependent upon these distributors to assist it in promoting market acceptance that these distributors will devote the resources necessary to provide effective sales and marketing support to the Company. In addition, the Company distributors may give higher priority to the products of other medical suppliers, thus reducing their efforts to sell the Company's products. If the Company is unable to establish appropriate arrangements with distributors or if any of the Company's distributors become unwilling or unable to promote, market and sell the Cholestech L*D*X System and disposable test cassettes, the Company's business, financial condition and results of operations would be materially adversely affected.

         Risks Associated with Cassette Manufacturing. The Company internally manufactures all the disposable test cassettes that are components of the Cholestech L*D*X System. The manufacture of the disposable test cassettes is a highly complex and precise process. Such manufacturing is sensitive to a wide variety of factors, including variations and impurities in the raw materials, difficulties in the manufacturing process, performance of the manufacturing equipment and the level of contaminants in the manufacturing environment. The Company has in the past experienced lower than expected production yields that have adversely affected gross margins and delayed product shipments. The Company believes that it may be required to expand manufacturing capacity for new and existing test cassettes. In fiscal 1997, the Company added a second manufacturing line for dry chemistry cassettes. The Company intends to add a third manufacturing line for dry chemistry cassettes in the second or third quarter of fiscal 1998 to address future constraints on capacity. There can be no assurance that such expansion of cassette manufacturing capacity can be completed in a timely fashion, if ever. In addition, the Company may be required to build a new cassette manufacturing line for the immunoassay test cassettes under development. To date, the Company has not developed the core technologies, processes

                             CHOLESTECH CORPORATION

and productions equipment for an immunoassay cassette manufacturing line. To the extent the Company does not achieve acceptable manufacturing yields of disposable test cassettes or experiences product shipment delays, the Company's business, financial condition and results of operations would be materially adversely affected.

         Highly Competitive Industry; Rapid Technological Change. The diagnostic screening and therapeutic monitoring markets in which the Company competes is intensely competitive. The Company's competition consists mainly of independent clinical laboratories and hospital-based laboratories, as well as manufacturers of bench top and other preventive care testing systems. In order to achieve market acceptance for the Cholestech L*D*X System, the Company will be required to demonstrate that the Cholestech L*D*X System is an attractive alternative to the clinical laboratory and hospital-based laboratory, as well as bench top and other preventive care systems. This will require physicians to change their established means of having such tests performed. The Company expects that the reclassification of the Cholestech L*D*X System as waived under Clinical Laboratory Improvement Amendments of 1988 will result in competitors seeking to develop products that qualify for waived classification. If the BUN/Creatinine disposable test cassette is not granted waived status, there can be no assurance that the Company will be able to obtain waived status, that if such status is not obtained, the BUN/Creatinine cassette will achieve market acceptance or that competitors will not obtain waived status for a similar product. The Company expects that such competitors will compete intensely to maintain and increase their market shares. There can be no assurance that the Company's competitors will not succeed in obtaining Clinical Laboratory Improvement Amendments of 1988 waived status for their products or in developing or marketing technologies or products that are more effective and commercially attractive than the Company's current or future products, or that would render the Company's technologies and products obsolete or noncompetitive. There can be no assurance that the Cholestech L*D*X System will be able to compete with the testing services provided by these laboratories and analyzers.

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

         Government Regulation. The manufacture and sale of diagnostic products, including the Cholestech L*D*X System, are subject to extensive regulation by numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies. The Company will not be able to commence marketing or commercial sales in the United States of any of the new tests until it receives clearance or approval from the FDA. Additionally, certain material changes to medical products already cleared or approved by the FDA are also subject to further FDA review and clearance or approval. The loss of previously obtained clearances, or

                             CHOLESTECH CORPORATION

failure to comply with existing or future regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations. In general, the Company intends to develop and market tests that will require 510(k) clearance. It generally takes from four to twelve months from the date of submission to obtain 510(k) clearance, but it can take longer. In addition, certain of the Company's products under development, such as the PSA test, may require submission of a pre-market approval application which is much longer and more costly process and involves the submission of extensive supporting data and clinical information. A pre-market approval application may be submitted to the FDA only after clinical trials and the required patient follow-up for a particular test are successfully completed. Upon filing of a pre-market approval application, the FDA commences a review process that generally takes one to three years from the date on which the pre-market approval application is accepted for filing, but may take significantly longer. There can be no assurance that the Company's products under development will require only 510(k) clearance rather than the more lengthy pre-market approval. A requirement that the company file a pre-market approval application for a new test would significantly delay the Company's ability to market such test and significantly increase the costs of development.

         Sales of medical devices outside the United States are subject to regulatory requirements that vary from country to country. The time required to obtain approval to market medical devices may be shorter or longer than that required for FDA approval, and the requirements could differ. Such requirements could adversely effect the Company's ability to sell its products internationally.

         The use of Cholestech's products and those of its competitors is also affected by Clinical Laboratory Improvement Amendments of 1988 and related federal and state regulations, which provide for regulation of laboratory testing. The scope of these regulations includes quality control, proficiency testing, personnel standards and federal inspections. Clinical Laboratory Improvement Amendments of 1988 categorizes tests as "waived," or as being "moderately complex" or "highly complex," on the basis of specific criteria. In January 1996, the Cholestech L*D*X System and the TC, HDL, triglycerides and glucose tests in any combination were reclassified as waived under Clinical Laboratory Improvement Amendments of 1988. In order to successfully commercialize the tests that are currently under development, the Company believes that it will be critical to obtain waived classification for such tests under Clinical Laboratory Improvement Amendments of 1988. There can be no assurance that any new tests developed by the Company will qualify for the waived classification, including the creatinine and blood urea nitrogen disposable test cassette. Any failure of the new tests to obtain waived status under Clinical Laboratory Improvement Amendments of 1988 will adversely impact the Company's ability to commercialize such tests, which could have a material adverse effect on the Company's business, financial condition and results of operations.

         Uncertainty Relating to Third Party Reimbursement. In the United States, health care providers, such as hospitals and physicians, that purchase diagnostic products such as the Company's System, generally rely on third party payers, principally private health insurance plans, federal Medicare and state Medicaid, to reimburse all or part of the cost of the procedure in which the product is being used. The Company's ability to commercialize its products successfully in the United States will depend in part on the extent to which reimbursement for the costs of such products and related treatment will be available from government health authorities, private health insurers and other organizations. Such third party payers can affect the pricing or the relative attractiveness of the Company's products by regulating the maximum amount of reimbursement provided by such payers for testing services. Reimbursement is currently not available for certain uses of the Company's products. For example, the cost of the Cholestech L*D*X System is generally not subject to reimbursement by government and other third party payers. In addition, the tests performed by public health departments, corporate wellness programs and other large volume users in the screening market are generally not subject

                             CHOLESTECH CORPORATION

to reimbursement. In addition, certain health care providers are moving towards a managed care system in which such providers contract to provide comprehensive health care for a fixed cost per patient. Failure by physicians and other users to obtain reimbursement from third party payers, or changes in government and private third party payers' policies toward reimbursement of test employing the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations. Given the efforts to control and reduce health care costs in the United States in recent years, there can be no assurance that currently available levels of reimbursement will continue to be available in the future for the Company's existing products or products under development.

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

                             CHOLESTECH CORPORATION

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

         On January 22, 1997, pursuant to a Preferred Shares Rights Agreement (the "Rights Agreement") between the Company and ChaseMellon Shareholder Services, LLC (the "Rights Agent"), the Company's Board of Directors declared a dividend of one right (a "Right") to purchase on one-thousandth share of the Company's Series A Participating Preferred Stock ("Series A Preferred") for each outstanding share of Common Stock of the Company. The dividend was payable on March 31, 1997 (the "Record Date") to stockholders of record as of the close of business on that day. Each Right entitles the registered holder to purchase from the Company on one-thousandth of a share of Series A Preferred at an exercise price of $44.00 (the "Purchase Price"), subject to adjustment. The Rights approved by the Board are designed to protect and maximize the value of the outstanding equity interests in the Company in the event of an unsolicited attempt by an acquirer to take over the Company, in a manner or on terms not approved by the Board of Directors. The Rights have been declared by the Board in order to deter coercive tactics, including a gradual accumulation of shares in the open market of a 15% or greater position to be followed by a merger or a partial or two-tier tender offer that does not treat all stockholders equally. The Rights should not interfere with any merger or business combination approved by the Board of Directors. However, the Rights may have the effect of rendering more difficult or discouraging an acquisition of the Company deemed undesirable by the Board of Directors. The Rights may cause substantial dilution to a person or group that attempts to acquire the Company on terms or in a manner not approved by the Company's Board of Directors, except pursuant to an offer conditioned upon the negation, purchase or redemption of the Rights.

         Potential Volatility of Stock Price. The market price of shares of the Company's Common Stock, like that of the common stock of many other medical products and high technology companies, has in the past been, and is likely in the future to continue to be highly volatile. Factors such as fluctuations in the Company's operating results, announcements of technological innovations or new commercial products by the Company or competitors, government regulation, changes in the current structure of the health care financing and payment systems, developments in or disputes regarding patent or other proprietary rights, economic and other external factors and general market conditions may have a significant effect on the market price of the Common Stock. Moreover, the stock market has from time to time experienced extreme price and volume fluctuations which have particularly affected the market prices for medical products and high technology companies and which have often been unrelated to the operating performance of such companies. These broad market fluctuations, as well as general economic, political and market conditions, may adversely affect the market price of the Company's Common Stock. In the past, following periods of volatility in the market price of a company's stock, securities class action litigations have occurred against the issuing company. There can be no assurance that such litigation will not occur in the future with respect to the Company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on the Company's business, operating results and financial condition. Any adverse determination in such litigation could also subject the Company to significant liabilities.

                             CHOLESTECH CORPORATION

         Absence of Dividends. The Company has not paid any cash dividends since inception and does not anticipate paying cash dividends in the foreseeable future.

                             CHOLESTECH CORPORATION

                           PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS  TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the security holders during the quarter ended June 27, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


          (a)      Exhibits:

                   27.1             Financial Data Schedule.

          (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended June 27, 1997.

                             CHOLESTECH CORPORATION


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CHOLESTECH CORPORATION



Date      August 11, 1997           /s/      Warren E. Pinckert II
  ----------------------------      ----------------------------------
                                    Warren E. Pinckert II
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


                                    /s/      Andrea J. Tiller
                                    ----------------------------------
                                    Andrea J. Tiller
                                    Vice President of Finance and Chief
                                      Financial Officer
                                    (Principal Financial and Accounting Officer)