Form 10-Q
period 1997-09-26
CHOLESTECH CORPORATION
filed 1997-11-10
CIK 887227

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

_X_      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934
         For the quarterly period ended September 26, 1997

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

Yes____X____                 No_________



At September 26, 1997, 11,292,368 shares of common stock of the Registrant were outstanding.

================================================================================

                             CHOLESTECH CORPORATION

                                     PART I

                              FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
ITEM 1.  FINANCIAL STATEMENTS.

         Condensed Balance Sheets                                              3

         Condensed Statements of Operations                                    4

         Condensed Statements of Cash Flows                                    5

         Notes to Condensed Financial Statements                               6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS.                                                           8

                                     PART II

                                OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS.                                                    20

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                                    21

SIGNATURES                                                                    22

                             CHOLESTECH CORPORATION

PART I  -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                                      CONDENSED BALANCE SHEETS
                                                           (in thousands)
                                                             (unaudited)
Assets
                                                                                          September 26, 1997      March 28, 1997 (1)
                                                                                          ------------------      ------------------
Current assets:
    Cash and cash equivalents                                                                    $  4,491              $  6,088
    Marketable securities                                                                           9,502                 7,921
    Accounts receivable, net                                                                        3,233                 1,866
    Inventories                                                                                     2,408                 2,353
    Prepaid expenses and other current assets                                                         564                   280
                                                                                                 --------              --------
      Total current assets                                                                         20,198                18,508

Property and equipment, net                                                                         2,582                 2,399
Other assets, net                                                                                     105                   180
                                                                                                 --------              --------
                                                                                                 $ 22,885              $ 21,087
                                                                                                 ========              ========

Liabilities and Shareholders' Equity

Current liabilities:
    Accounts payable and accrued expenses                                                        $  2,503              $  1,629
    Accrued payroll and benefits                                                                      622                   527
    Product warranty                                                                                  214                   214
                                                                                                 --------              --------
      Total current liabilities                                                                     3,339                 2,370

Other liabilities                                                                                    --                      14
      Total liabilities                                                                             3,339                 2,384

Shareholders' equity:
    Preferred stock                                                                                  --                    --
    Common stock                                                                                   69,424                69,174
    Unrealized gains on investments                                                                    37                  --
    Accumulated deficit                                                                           (49,915)              (50,471)
      Total shareholders' equity                                                                   19,546                18,703
                                                                                                 --------              --------
                                                                                                 $ 22,885              $ 21,087
                                                                                                 ========              ========

(1) The information in this column was derived from the Company's audited  financial  statements for the fiscal year ended March 28,
1997.

                                             See Notes to Condensed Financial Statements

                                                       CHOLESTECH CORPORATION

                                                 CONDENSED STATEMENTS OF OPERATIONS
                                         (in thousands, except share and per share amounts)
                                                             (unaudited)
                                                                Thirteen weeks ended                    Twenty-six weeks ended
                                                                --------------------                    ----------------------
                                                             9/26/97            9/27/96              9/26/97             9/27/96
                                                             -------            -------              -------             -------
Revenues:
   Domestic                                               $      4,910        $      2,670         $      8,718        $      5,143
   International                                                   502                 386                  897                 673
                                                          ------------        ------------         ------------        ------------
                                                                 5,412               3,056                9,615               5,816
Cost of products sold                                            2,701               1,626                4,696               3,269
                                                          ------------        ------------         ------------        ------------
Gross profit                                                     2,711               1,430                4,919               2,547
                                                          ------------        ------------         ------------        ------------
Operating expenses:
   Sales and marketing                                           1,311                 963                2,487               1,869
   Research and development                                        522                 269                  997                 453
   General and administrative                                      595                 464                1,148                 879
                                                          ------------        ------------         ------------        ------------
Total operating expenses                                         2,428               1,696                4,632               3,201
                                                          ------------        ------------         ------------        ------------
Income (loss) from operations                                      283                (266)                 287                (654)

Other income (expense), net                                        163                  29                  281                   6
                                                          ------------        ------------         ------------        ------------
Income (loss) before taxes                                         446                (237)                 568                (648)
Provision for income taxes                                           9                --                     12                --
                                                          ------------        ------------         ------------        ------------
Net income (loss)                                         $        437        $       (237)        $        556        $       (648)
                                                          ============        ============         ============        ============
Net income (loss) per share                               $        .04        $      (0.02)        $        .05        $      (0.07)
                                                          ============        ============         ============        ============

Weighted average common shares and
  equivalents outstanding                                   11,751,564          10,969,099           11,641,165           9,566,660
                                                          ============        ============         ============        ============

                                             See Notes to Condensed Financial Statements

                                                       CHOLESTECH CORPORATION

                                                 CONDENSED STATEMENTS OF CASH FLOWS
                                                           (in thousands)
                                                             (unaudited)
                                                                                                         Twenty-six weeks ended
                                                                                                         ----------------------
                                                                                                      09/26/97             09/27/96
                                                                                                      --------             --------
Cash flows from operating activities:
    Net income (loss)                                                                                 $     556           $    (648)
    Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
      Depreciation and amortization                                                                         441                 374
      Changes in assets and liabilities:
          Accounts receivable                                                                            (1,367)               (925)
          Inventories                                                                                       (55)               (464)
          Prepaid and other current assets                                                                 (284)               (138)
          Other assets                                                                                        7                 (16)
          Accounts payable and accrued expenses                                                             897                  95
          Accrued payroll and benefits                                                                       95                 (44)
                                                                                                      ---------           ---------
          Net cash provided by (used in) operating activities                                               290              (1,766)
                                                                                                      ---------           ---------

Cash flows from investing activities:
    Proceeds from sale of marketable securities                                                           9,758            (152,937)
    Purchases of marketable securities                                                                  (11,302)            148,532
    Purchases of property and equipment                                                                    (556)               (561)
                                                                                                      ---------           ---------
          Net cash used in investing activities                                                          (2,100)             (4,966)
                                                                                                      ---------           ---------

Cash flows from financing activities:
    Repayment of long-term debt                                                                            --                (1,298)
    Proceeds from short-term bank borrowing                                                                --                   800
    Prepayment of short-term bank borrowing                                                                --                (1,050)
    Principal payments on capital leases                                                                    (37)                (30)
    Issuance of common stock                                                                                250              13,373
                                                                                                      ---------           ---------
          Net cash provided by financing activities                                                         213              11,795
                                                                                                      ---------           ---------

Net change in cash and cash equivalents                                                                  (1,597)              5,063
Cash and cash equivalents at beginning of period                                                          6,088                 361
                                                                                                      ---------           ---------
Cash and cash equivalents at end of period                                                            $   4,491           $   5,424
                                                                                                      =========           =========

Supplemental disclosures of non-cash financing and investing activities:

    Capital lease obligations incurred for
    acquisition of property and equipment                                                             $    --             $      46
                                                                                                      =========           =========

    Unrealized gain on marketable securities                                                          $      37           $    --
                                                                                                      =========           =========

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


2.       Balance Sheet Data

         The components of inventories are as follows (in thousands):

                                      September 26, 1997          March 28, 1997
                                      ------------------          --------------
             Raw materials                $  708                      $  703
             Work-in-process               1,037                         585
             Finished goods                  663                       1,065
                                          ------                      ------
                                          $2,408                      $2,353
                                          ======                      ======

3.       Earnings Per Share

         Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding during each period. Common equivalent shares, consisting of stock options, are included in determining net income (loss) per share, to the extent they are dilutive, using the treasury stock method.

4.        Borrowing Arrangements

         In December 1996, the Company entered into an agreement with Wells Fargo Bank for a $3 million revolving line of credit (the "line of credit"). While the agreement is in effect, the Company is required to maintain on deposit assets with collective value, as defined in the line of credit agreement, equivalent to no less than 100% of the outstanding principle balance. Amounts outstanding under the line of credit bear interest at the bank's prime rate. The line of credit agreement expires on November 30, 1997 and is renewable. As of September 26, 1997, there were no borrowings outstanding under the line of credit.

                             CHOLESTECH CORPORATION

5.       New Accounting Pronouncements

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("SFAS 128"), which will be effective for the Company's third quarter of fiscal 1998. Under SFAS 128, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. If the Company had adopted this statement for the quarter ended September 26, 1997, the net income (loss) per share for the quarters ended September 26, 1997 and September 27, 1996 would have been the same as presently reported herein.

         In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting of comprehensive income and its components in a full set of general purpose financial statements for periods beginning after December 15, 1997. Reclassification of financial statements for earlier periods for comparative purposes is required. The Company will adopt SFAS 130 in fiscal 1999 and does not expect such adoption to have a material effect on the financial statements.

         In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131, which is effective for periods beginning after December 15, 1997, revises information regarding the reporting of certain operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt SFAS 131 in fiscal 1999 and does not expect such adoption to have a material effect on the financial statements.

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

7.       Agreements

         In June 1997, the Company entered into an agreement with Parke-Davis, a division of Warner-Lambert Company (NYSE: WLA) and Pfizer, Inc. (NYSE:
         PFE), valued at approximately $1 million, to supply Cholestech L.D.X(R) Systems and disposable lipid profile cassettes to 1,000 physician investigators to monitor lipid levels of their patients, in a Phase IV clinical trial. Cholestech's distribution partner, Physician Sales and Service (NASDAQ: PSSI), will become the servicing agent for Cholestech L.D.X Systems involved in the Parke-Davis trials. At the conclusion of the program, physicians who participated in the trials will be able to provide on-going lipid and diabetes counseling utilizing the Cholestech L.D.X System.

                             CHOLESTECH CORPORATION

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors discussed herein, under "General" and "Potential Factors Affecting Future Operating Results." These forward-looking statements include, but are not limited to, the statement under "General" regarding the Company's expectation of continuing to incur negative cash flows, the statement under "Sales and Marketing" regarding the Company's expectation that sales and marketing expenses will increase, the statement under "Research and Development" regarding the development of tests for new disease states and the Company's anticipation that research and development expenditures will increase, and the statement in the third paragraph under "Liquidity and Capital Resources" regarding the length of time that the Company's resources will be sufficient to meet its capital requirements.

General

         The Company develops, manufactures and markets a proprietary platform technology - the Cholestech L.D.X(R) System - which in the preventive care market measures specific analytes to detect various diseases and disorders within five minutes using a single drop of whole blood. Despite positive operating income in the first twenty-six weeks fiscal 1998, the Company has experienced significant operating losses in prior periods and, as of September 26, 1997, had an accumulated deficit of $49.9 million. The Company is developing certain additional tests designed to extend the Cholestech L.D.X System's capabilities. The Company believes that its future growth will depend, in part, upon its ability to complete development and successfully introduce these new tests. The Company expects that it may incur negative cash flows from operations as it expands product research and development efforts for new test panels, pursues regulatory clearances and approvals, expands sales and marketing activities to address the therapeutic monitoring market, and develops and expands manufacturing capacity for existing and new test panels. The development and commercialization of the new tests will require additional development, sales and marketing, manufacturing and other expenditures. The required level and timing of such expenditures will have an impact on the Company's ability to maintain profitability and positive cash flows from operations.

         On July 24, 1997, the Food and Drug Administration (FDA) granted clearance on the Company's notification of intent to market pursuant to Section 510 (k) of the Food, Drug and Cosmetics Act of 1938, as amended, ("Section 510
(k) Notification") to market a creatinine and blood urea nitrogen diagnostic test cassette or renal function panel. The Company believes that these two tests are among the most commonly ordered tests in physician offices. Blood urea nitrogen elevations occur in chronic renal disease as well as urinary tract obstruction. Blood urea nitrogen is useful to monitor hemodialysis and other therapies. Creatinine is also a measure of renal function and is used in combination with blood urea nitrogen tests. In addition, creatinine is used as a measure of renal blood flow which may have become reduced due to congestive heart failure or dehydration. Low levels of creatinine may result from decreased hepatic production in advanced liver disease. In order to successfully commercialize the creatinine and blood urea nitrogen test cassette in the United States, the Company believes that it will be critical to obtain waived classification under the Clinical Laboratory Improvement Amendments of 1988. The Company has submitted an application to the Centers for Disease Control and Prevention requesting the creatinine and blood urea nitrogen disposable test be classified as waived under the requirements of Clinical Laboratories Improvement Amendments of 1988 ("CLIA"). There can be no assurance that any new tests developed by the Company, including the creatinine and blood urea nitrogen test, will qualify for the waived classification. Any failure of the new tests to obtain waived status under the CLIA will adversely impact the Company's ability to

                             CHOLESTECH CORPORATION

commercialize such tests.

Result of Operations


         Thirteen weeks ended September 26, 1997 and September 27, 1996
                                       and
        Twenty-six weeks ended September 26, 1997 and September 27, 1996

         Revenues. During the thirteen weeks ended September 26, 1997, revenues increased $2.4 million (77%) to $5.4 million from $3 million in the thirteen weeks ended September 27, 1996. Domestic revenues increased $2.3 million (84%) to $4.9 million from $2.7 million in the thirteen weeks ended September 27, 1996. During the first twenty-six weeks of fiscal 1998, revenues increased $3.8 million (65%) to $9.6 million from $5.8 million in the first twenty-six weeks of fiscal 1997. Domestic revenues increased $3.6 million (70%) to $8.7 million from $5.1 million in the first twenty-six weeks of fiscal 1997. The increase in domestic revenues reflects a continuing unit increase in sales of the disposable test cassettes and the Cholestech L.D.X(R) System to hospitals, manageD care organizations, public health departments, corporations, physician office laboratories and other health care providers in the diagnostic screening and therapeutic monitoring markets. As of September 26, 1997, the Company had shipped approximately 2,500 Cholestech L.D.X System into the physician office laboratory market

         During the thirteen weeks ended September 26, 1997, international revenues increased $116,000 (30%) to $502,000 from $386,000 in the thirteen weeks ended September 27, 1996. During the first twenty-six weeks of fiscal 1998, international revenues increased $224,000 (33%) to $897,000 from $673,000 in the first twenty-six weeks of fiscal 1997. The increase in international revenues reflects continued product demand in the European market. International revenues as a percentage of total revenues declined to 9% the thirteen weeks ended September 26, 1997 from 13% in the thirteen weeks ended September 27, 1996. The decrease in international revenues as a percentage of total revenues reflects the substantial increase in domestic revenues from sales of the Cholestech L.D.X System. The Company expects that international revenues will continue to decline as a percentage of total revenues in future periods as the Company continues to increase sales and marketing efforts in the United States.

         Cost of Products Sold. Cost of products sold during the thirteen weeks ended September 26, 1997 increased $1.0 million (66%) to $2.7 million from $1.7 million in the thirteen weeks ended September 27, 1996, as unit sales of the disposable test cassettes and Cholestech L.D.X Systems increased. Gross margin was 50% and 47% in the thirteen weeks ended September 26, 1997 and September 27, 1996, respectively. The improvement in the gross margin was primarily attributable to growth in the volume of units sold.

         During the first twenty-six weeks of fiscal 1998, cost of products sold increased $1.4 million (44%) to $4.7 million from $3.3 million in the first twenty-six weeks of fiscal 1997, as unit sales of disposable test cassettes and the Cholestech L.D.X Systems increased. Gross margin was 51% and 44% in the first twenty-six weeks of fiscal 1998 and 1997, respectively. The decrease in the gross margin was primarily attributable to the margin impact from the business partnership with Parke-Davis and the Company moving from a single shift to one and half shifts to meet increased demand.

         The Company has obtained rights to use certain technology in the manufacturing of certain of its products. The related agreements, which expire at various times in calendar 1997

                             CHOLESTECH CORPORATION

through 2006, require the Company to pay royalties ranging from 2% to 4.6% of net sales of the applicable products. Total royalty expenses in the thirteen weeks ended September 26, 1997 and September 26, 1997 were $152,000 and $126,000, respectively, and were charged to cost of products sold. Total royalty expenses for first twenty-six weeks of fiscal 1998 and 1997 were $314,000 and $237,000, respectively, and also were charged to cost of products sold.

         Sales and Marketing Expenses. Sales and marketing expenses in the thirteen weeks ended September 26, 1997 were $1.3 million compared to $963,000 for the same period in fiscal 1997, and $2.5 million for the first twenty-six weeks of fiscal 1998 compared to $1.9 million for the first twenty-six weeks of fiscal 1997. These increases in sales and marketing expenses were attributable to continued expansion of the Company's domestic sales and marketing organization, increased expenses related to the continued penetration in the therapeutic monitoring market, increased commissions associated with increased revenues and, to a lesser extent, participation in domestic conferences and trade shows. Sales and marketing expenses as a percentage of revenues decreased to 24% for the thirteen weeks ended September 26, 1997 from 32% for the same period in fiscal 1997, and decreased to 26% for the first twenty-six weeks of fiscal 1998 from 32% for the first twenty-six weeks of fiscal 1997. The Company currently anticipates that sales and marketing expenses will continue to increase in absolute dollars in future periods as the Company expands sales and marketing activities to address the monitoring market, in particular the physician office laboratory and pharmacy segments.

         Research and Development Expenses. Research and development expenses for the thirteen weeks ended September 26, 1997 were $522,000 compared to $269,000 for the same period in fiscal 1997, and $997,000 for the first twenty-six weeks of fiscal 1998 compared to $453,000 for the first twenty-six weeks of fiscal 1997. The increases in research and development expense were attributable to continued development of additional tests and an increase in headcount. Research and development expenses as a percentage of revenues increased to 10% for the thirteen weeks ended September 26, 1997 from 9% for the thirteen weeks ended September 27, 1996. Research and development expenses as a percentage of revenues increased to 10% for the first twenty-six weeks of fiscal 1998 from 8% for the first twenty-six weeks of fiscal 1997. These increases as a percentage of revenues resulted from the Company's building research and development infrastructure faster then revenue.

         The Company is currently developing additional tests to detect and monitor disease states such as metabolic bone diseases and disorders, liver function, prostate cancer, cardiovascular disease and diabetes. Each of these new tests is at an early stage of development and the Company will be required to undertake time-consuming and costly development activities and seek regulatory approval for these new tests before such tests can be marketed. However, the Company believes that its future revenue growth and profitability will depend, in part, upon its ability to complete development and successfully introduce new test panels designed to extend the Cholestech L.D.X System's capabilities to include additional tests useful in the diagnostic screening and therapeutic monitoring markets. The Company currently anticipates that research and development expenditures will increase in future periods as product development and manufacturing scale-up efforts for new tests increase.

         General and Administrative Expenses. General and administrative expenses for the thirteen weeks ended September 26, 1997 were $595,000 compared to $464,000 for the same period in fiscal 1997 and $1.1 million for the first twenty-six weeks of fiscal 1998 compared to $879,000 for the first twenty-six weeks of fiscal 1997. These increases in general and administrative expenses resulted from increased investment in the Company's information systems. General and administrative expenses as a percentage of revenues decreased to 11% for the thirteen weeks ended September 26, 1997 from 15% for the same period in fiscal 1997, and decreased to 12% for the first twenty-six weeks of fiscal 1998 from 15% for the first twenty-six

                             CHOLESTECH CORPORATION

weeks of fiscal 1997. These decreases as a percentage of revenues occurred due to a faster revenue growth then the Company's ability to responsibly build infrastructure.

         Interest Income (Expense), Net. Interest income (expense), net consists of interest income earned on investment of cash, cash equivalents and marketable security balances, offset in part by interest expense incurred on capital lease financing, and for the thirteen weeks ended September 27, 1996 and first twenty-six weeks of fiscal 1997, other borrowings of the Company. The Company recorded net interest income of $163,000 in the thirteen weeks ended September 26, 1997 compared to $29,000 for the same period in fiscal 1997 and $281,000 for the first twenty-six weeks of fiscal 1998 compared to $6,000 for the same period in fiscal 1997. These increases in net interest income reflect higher interest income earned on investment of cash balances generated from the Company's public offering of common stock in June 1996 and lower average borrowings outstanding during the thirteen weeks ended September 26, 1997 and the first twenty-six weeks of fiscal 1998.

         Income Taxes. As the Company has significant net operating loss and tax credit carryforwards, the provisions for income taxes for the thirteen weeks ended September 26, 1997 and twenty-six weeks of fiscal 1998 represent the estimated alternative minimum tax. Management expects to utilize additional net operating loss and other tax carryforward amounts to the extent of income is earned during fiscal 1998. Accordingly, the Company's estimated effective tax rate is expected to remain low throughout fiscal 1998.

         New Accounting Pronouncements. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("SFAS 128"), which will be effective for the Company's third quarter of fiscal 1998. Under SFAS 128, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. If the Company had adopted this statement for the quarter ended September 26, 1997, the net income (loss) per share for the quarters ended September 26, 1997 and September 27, 1996 would have been the same as presently reported herein.

         In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting of comprehensive income and its components in a full set of general purpose financial statements for periods beginning after December 15, 1997. Reclassification of financial statements for earlier periods for comparative purposes is required. The Company will adopt SFAS 130 in fiscal 1999 and does not expect such adoption to have a material effect on the financial statements.

         In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131, which is effective for periods beginning after December 15, 1997, revises information regarding the reporting of certain operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt SFAS 131 in fiscal 1999 and does not expect such adoption to have a material effect on the financial statements.

                             CHOLESTECH CORPORATION

Liquidity and Capital Resources

         The Company has financed its operations primarily through product sales, the sale of equity securities and, to a lesser extent, through capital lease financing. From inception to September 26, 1997, the Company raised approximately $69 million in net proceeds from equity financings. As of September 26, 1997, the Company had approximately $14.0 million of cash, cash equivalents and short-term marketable securities. There was no material change in the level of cash, cash equivalents, marketable securities and restricted marketable securities from first twenty-six weeks of fiscal 1997 to first twenty-six weeks of fiscal 1998. In addition, the Company has available a $3 million revolving bank line of credit agreement. While the agreement is in effect, the Company is required to maintain on deposit assets with a collective value, as defined in the line of credit agreement, equivalent to no less than 100% of the outstanding principal balance. Amounts outstanding under the line of credit bear interest at the bank's prime rate. The line of credit agreement expires on November 30, 1997 and is renewable. As of September 26, 1997, there were no borrowings outstanding under the line of credit.

         Net cash provided by operating activities was approximately $290,000 during the first twenty-six weeks of fiscal 1998 compared to net cash used by in operating activities of $1.8 million during first twenty-six weeks of fiscal 1997. In the first twenty-six weeks of fiscal 1998, net income from product sales was the primary factor contributing to cash provided by operating activities. In the first twenty-six weeks of fiscal 1997, the net loss, increases in accounts receivable and inventory were the factors contributing to cash used by operating activities. Net cash used in investing activities of approximately $2.1 million in the first twenty-six weeks of fiscal 1998 and $5 million in the first twenty-six weeks of 1997 resulted from the Company's net purchases of marketable securities and property and equipment. Net cash provided by financing activities in the first twenty-six weeks of fiscal 1998 was $213,000, reflecting issuance of Common Stock, primarily pursuant to the employee stock purchase plan and the stock incentive program but was offset in part by principal payments on capital leases. Net cash provided by financing activities in the first twenty-six weeks of fiscal 1997 was $11.8 million, reflecting issuance of Common Stock, primarily from the Company's June 1996 public offering, but was offset in part by principal payments on capital leases, repayment of long-term debt and repayment of short-term bank borrowings.

         The Company intends to expend substantial funds for product research and development, continued expansion of sales and marketing activities, expansion of manufacturing capacity and other working capital and general corporate purposes. Although the Company believes that its cash, cash equivalents and short-term marketable securities balances as of September 26, 1997 and its available bank line of credit, together with amounts to be generated from operations, will be sufficient to meet its capital requirements for the foreseeable future, there can be no assurance that the Company will not require additional financing or take advantage of favorable capital markets to secure additional financing or take advantage of favorable capital markets to secure additional financing. The Company's actual liquidity and capital requirements will depend upon numerous factors, including the costs and timing of expansion of manufacturing capacity, the number and type of new tests the Company seeks to develop, the costs and timing of expansion of sales and marketing activities, the extent to which the Company's existing and new products gain market acceptance, competing technological and market developments, the progress of commercialization efforts of the Company's distributors, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, developments related to regulatory and third party reimbursement matters and CLIA, and other factors. In the event that additional financing is needed, the Company may seek to raise additional funds through public or private financing, collaborative relationships or other arrangements. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements, if necessary, to raise additional funds, may require the Company to relinquish its rights to certain of its technologies, products or marketing territories. The failure of

                             CHOLESTECH CORPORATION

the Company to raise capital when needed could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that such financing, if required, will be available on satisfactory terms, if at all.

Potential Factors Affecting Future Operating Results

         History of Losses; Uncertainty of Future Profitability. The Company has experienced significant operating losses since inception and as of September 26, 1997, had an accumulated deficit of $49.9 million. The Company may experience significant fluctuations in revenues and results of operations on a quarter to quarter basis in the future. Quarterly operating results will fluctuate due to numerous factors, such as (i) the timing and level of market acceptance of the Cholestech L.D.X(R) System, particularly with respect to the therapeutiC monitoring market; (ii) the timing of introduction and availability of new tests; (iii) the timing and level of expenditures associated with new product development activities; (iv) the timing and level of expenditures associated with expansion of sales and marketing activities and overall operations; (v) the Company's ability to cost-effectively expand cassette manufacturing capacity and maintain consistently acceptable yields in the manufacture of disposable test cassettes; (vi) the timing of establishment of strategic distribution arrangements and the success of the activities conducted under such arrangements; (vii) variations in manufacturing efficiencies; (viii) changes in demand for its products based on changes in third party reimbursement, competition, changes in government regulation and other factors; (ix) the timing of significant orders from and shipments to customers; and (x) general economic conditions. These factors are difficult to forecast, and these or other factors could have a material adverse effect on the Company's business, financial condition and results of operations. Fluctuations in quarterly demand for products may adversely affect the continuity of the Company's manufacturing operations, increase uncertainty in operational planning, and/or affect cash flow from operations. The Company's expenses are based in part on the Company's expectations as to future revenue levels and to a large extent are fixed in the short-term. If actual revenues do not meet expectations, the Company's business, financial condition and results of operations could be materially adversely affected.

         Uncertainty of Market Acceptance of the Cholestech L.D.X System. The Company has generated revenues to date, primarily from sales of the Cholestech L.D.X System to hospitals, public health departments, corporate wellness programs, health promotion service providers, managed care organizations, community health centers, the military, and others in the diagnostic screening market and therapeutic monitoring market. In order for the Company to increase revenues, sustain profitability and maintain positive cash flows from operations, the Cholestech L.D.X System must continue to achieve market acceptance among health care providers in the therapeutic monitoring market, particularly physician office laboratories. Physicians and other health care providers are not likely to use the Cholestech L.D.X System unless they determine that it is an attractive alternative to other means of diagnostic screening or monitoring of blood detected diseases. Even if the advantages of the Cholestech L.D.X System in diagnosing and therapeutic monitoring patients with blood detected diseases are established, physicians, medical clinics, pharmacists and other health care providers may elect not to purchase and use the Cholestech L.D.X System for any number of reasons. As a result, there can be no assurance that demand for the Cholestech L.D.X System, particularly in the therapeutic monitoring market, will be sufficient to allow sustainable profits from operations.

         Dependence on Development and Introduction of New Products. The Company is in the early stages of developing tests designed to extend the Cholestech L.D.X System's capability to include additional tests useful to health care providers, particularly physician office laboratories. The Company believes that its revenue growth and future profitability will depend, in part, upon its ability to complete development of and successfully introduce these new tests. The Company will be required to undertake time-consuming and costly development activities and seek regulatory approval for these new tests. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction and

                             CHOLESTECH CORPORATION

marketing of these new tests, that regulatory clearance or approval of any new tests will be granted by the FDA or the Center for Disease Control and Prevention (for waived status) on a timely basis, if at all, or that the new tests will adequately meet the requirements of the applicable market or achieve market acceptance. On July 24, 1997, the FDA approved the Company's Section 510
(k) Notification to market the Company's creatinine and blood urea nitrogen disposable test cassette. The Company has submitted a request for waived classification to the Centers for Disease Control and Prevention for the use of the creatinine and blood urea nitrogen test cassette with the L.D.X System. To date, the Centers for Disease Control and Prevention has not acted upon the Company's request. In order to successfully commercialize the creatinine and blood urea nitrogen disposable test cassette in the United States, the Company believes it is critical to obtain waived status under CLIA. In order to successfully commercialize any new tests, including the creatinine and blood urea nitrogen disposable test cassette, the Company will be required to establish and maintain reliable, cost-efficient, high-volume manufacturing capacity for such tests. The Company has in the past encountered difficulties in scaling up production of new test cassettes, including problems involving production yields, quality control and assurance, variations and impurities in the raw materials and performance of the manufacturing equipment. If the Company is unable for technological or other reasons to complete the development, introduction and scale up of manufacturing of any new tests or if such new tests do not achieve a significant level of market acceptance, the Company's business, financial condition and results of operations could be materially adversely affected.

         Limited Sales, Marketing and Distribution Experience; Dependence on Third Party Distributors. In order for the Company to increase revenues and achieve sustainable profitability, the Cholestech L.D.X System must achieve a significant degree of market acceptance among health care providers in the monitoring market, particularly physician office laboratories and retail pharmacies. The Company has only limited experience in marketing and selling to the monitoring market in the United States. In the last twelve months, the Company has entered into distribution arrangements with two national distributors, General Medical Inc. and AmeriSource Health Corporation. The Company may be required to enter into additional distribution arrangements in order to achieve broad distribution of its products. There can be no assurance that the Company will be able to enter into and maintain arrangements with additional distributors on a timely basis, if at all. The Company will be dependent upon these distributors to assist it in promoting market acceptance. It is uncertain that these distributors will devote the resources necessary to provide effective sales and marketing support to the Company. In addition, the Company's distributors may give higher priority to the products of other medical suppliers, thus reducing their efforts to sell the Company's products. If the Company is unable to establish appropriate arrangements with distributors or if any of the Company's distributors become unwilling or unable to promote, market and sell the Cholestech L.D.X System and disposable test cassettes, the Company's business, financial condition and results of operations would be materially adversely affected.

         Risks Associated with Cassette Manufacturing. The Company internally manufactures all the disposable test cassettes that are components of the Cholestech L.D.X System. The manufacture of the disposable test cassettes is a highly complex and precise process. Such manufacturing is sensitive to a wide variety of factors, including variations and impurities in the raw materials, difficulties in the manufacturing process, performance of the manufacturing equipment and the level of contaminants in the manufacturing environment. The Company has in the past experienced lower than expected production yields that have adversely affected gross margins and delayed product shipments. The Company believes that it may be required to expand manufacturing capacity for new and existing test cassettes. In fiscal 1997, the Company added a second manufacturing line for dry chemistry cassettes. The Company intends to add a third manufacturing line for dry chemistry cassettes in the third or fourth quarter of fiscal 1999 to address future constraints on capacity. There can be no assurance that such expansion of cassette manufacturing capacity can be completed in a timely fashion, if ever. In addition, the Company will be required to build a new cassette manufacturing line for the immunoassay test

                             CHOLESTECH CORPORATION

cassettes under development, such as metabolic bone diseases and disorders. To date, the Company has not developed the core technologies, processes and production equipment for an immunoassay cassette manufacturing line. To the extent the Company does not achieve acceptable manufacturing yields of disposable test cassettes or experiences product shipment delays, the Company's business, financial condition and results of operations would be materially adversely affected.

         Highly Competitive Industry; Rapid Technological Change. The diagnostic screening and therapeutic monitoring markets in which the Company competes are intensely competitive. The Company's competition consists mainly of independent clinical laboratories and hospital-based laboratories, as well as manufacturers of bench top and other preventive care testing systems. In order to achieve market acceptance for the Cholestech L.D.X System(R), the Company will be required to demonstrate that the Cholestech L.D.X System is an attractive alternative to the clinical laboratory and hospital-based laboratory, as well as bench top and other diagnostic systems. This will require physicians to change their established means of having such tests performed. The Company expects that the reclassification of the Cholestech L.D.X System as waived under CLIA will result in competitors seeking to develop products that qualify for waived classification. If the BUN/Creatinine disposable test cassette is not granted waived status, there can be no assurance that the Company will be able to obtain waived status, that if such status is not obtained, the BUN/Creatinine cassette will achieve market acceptance or that competitors will not obtain waived status for a similar product. The Company expects that such competitors will compete intensely to maintain and increase their market shares. There can be no assurance that the Company's competitors will not succeed in CLIA waived status for their products or in developing or marketing technologies or products that are more effective and commercially attractive than the Company's current or future products, or that would render the Company's technologies and products obsolete or noncompetitive. There can be no assurance that the Cholestech L.D.X System will be able to compete with the testing services provided by these laboratories and analyzers.

         Dependence on Proprietary Technology, Uncertainty of Patent and Proprietary Technology Protection, Dependence on License of Technology of Third Parties. The Company's ability to compete effectively will depend in part on its ability to develop and maintain proprietary aspects of its technology, and operate without infringing the proprietary rights of others. Cholestech has eight United States patents and one foreign issued patent and is currently pursuing several patent applications with certain foreign patent offices. There can be no assurance that any of the Company's pending patent applications will result in the issuance of any patents, or that, if issued, any assurance that any patents issued to the Company will not be challenged, invalidated or circumvented in the future or that the rights created thereunder will provide a competitive advantage. The medical products industry has been characterized by extensive litigation regarding patents and other intellectual property rights. There can be no assurance that the Company will not in the future become subject to patent infringement claims and litigation or interference proceedings conducted in the United States Patent and Trademark Office to determine the priority of inventions. An adverse determination in litigation or interference proceedings to which the Company may become a party could subject the Company to significant liabilities to third parties or require the Company to seek licenses from parties which may not be available on commercially reasonable terms.

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

                             CHOLESTECH CORPORATION

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

         The European Union ("EU") has promulgated rules which require that medical products receive the right to affix the CE mark, a symbol of adherence to quality assurance standards and compliance with applicable EU regulations. Cholestech's products are covered by the In Vitro Diagnostics Directive which becomes effective July 1, 1998. The Company has completed all the testing necessary to comply with applicable safety regulations, and has received or expects to receive the appropriate certifications, relative to those regulations, by the end of December 1997. While the Company intends to satisfy the requisite policies and procedures that will permit it to affix the CE mark to its products, there can be no assurance that the Company will be successful in meeting the European certification requirements, and failure to receive the right to affix the CE mark will prohibit the company from selling its products in member countries of the EU.

         The time required to obtain approval for sale in foreign countries may be longer or shorter than that required for FDA approval, and the requirements may differ. Export sales of investigational devices that are subject to PMA and IDE requirements and have not received FDA marketing approval are subject to FDA export requirements. In accordance with the FDA Export Reform & Enforcement Act of 1996, such devices may be exported to any country provided that the device has marketing authorization in one of the countries identified in the Act. If the device has no such marketing authorization and is intended for marketing, approval much be obtained from the FDA to export to any country. In order to obtain export approval, the Company maybe required to provide the FDA with documentation from the medical device regulatory authority of the country in which the study is to be conducted or the purchaser is located, stating that the exportation of the device has the approval of the country. In addition, the FDA must find that exportation of the device is not contrary to the public health and safety of the country in order for the Company to obtain the permit. The Company has obtained such required approvals for each of its currently marketed products and expects to apply for such approvals for the Blood Urea Nitrogen/Creatinine test and additional tests as they are developed.

         The use of Cholestech's products and those of its competitors is also affected by CLIA and related federal and state regulations, which provide for regulation of laboratory testing. The scope of these regulations includes quality control, proficiency testing, personnel standards and federal inspections. CLIA categorizes tests as "waived," or as being "moderately complex" or "highly complex," on the basis of specific criteria. In January 1996, the Cholestech L.D.X System and the TC, HDL, triglycerides and glucose tests in any combination were reclassified as waived under CLIA. In order to successfully commercialize the tests that are currently under development, the Company believes that it will be critical to obtain waived classification for such tests. There can be no assurance that any new tests developed by the Company will qualify for the waived classification, including the Blood Urea Nitrogen/Creatinine disposable test cassette. Any failure of the new tests to obtain waived status CLIA will adversely impact the

                             CHOLESTECH CORPORATION

Company's ability to commercialize such tests, which could have a material adverse effect on the Company's business, financial condition and results of operations.

         Uncertainty Relating to Third Party Reimbursement. In the United States, health care providers, such as hospitals and physicians, that purchase products such as the Company's Cholestech L.D.X System and disposable test cassettes, generally rely on third party payers, principally private health insurance plans, federal Medicare and state Medicaid, to reimburse all or part of the cost of the procedure in which the product is being used. The Company's ability to commercialize its products successfully in the United States will depend in part on the extent to which reimbursement for the costs of such products and related treatment will be available from government health authorities, private health insurers and other organizations. Such third party payers can affect the pricing or the relative attractiveness of the Company's products by regulating the maximum amount of reimbursement provided by such payers for testing services. Reimbursement is currently not available for certain uses of the Company's products. For example, the cost of the Cholestech L.D.X System is generally not subject to reimbursement by government and other third party payers. In addition, the tests performed by public health departments, corporate wellness programs and other large volume users in the screening market are generally not subject to reimbursement. In addition, certain health care providers are moving towards a managed care system in which such providers contract to provide comprehensive health care for a fixed cost per patient. Failure by physicians and other users to obtain reimbursement from third party payers, or changes in government and private third party payers' policies toward reimbursement of test employing the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations. Given the efforts to control and reduce health care costs in the United States in recent years, there can be no assurance that currently available levels of reimbursement will continue to be available in the future for the Company's existing products or products under development.

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

                             CHOLESTECH CORPORATION

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

         Issuance of Preferred Stock Could Delay or Prevent Corporate Takeover. The Board of Directors has the authority to issue up to 5,000,000 shares of non-designated Preferred Stock and to determine the rights, preferences, privileges and restrictions of such shares without any further vote or action by the shareholders. To date, the Board of Directors has designated 25,000 shares as Series A Participating Preferred Stock in connection with the Company's Shareholder Rights Plan. The issuance of Preferred Stock under certain circumstances could have the effect of delaying or preventing a change in control of the Company or otherwise adversely affecting the rights of the holders of Common Stock.

         On January 22, 1997, pursuant to a Preferred Shares Rights Agreement (the "Rights Agreement") between the Company and ChaseMellon Shareholder Services, LLC (the "Rights Agent"), the Company's Board of Directors declared a dividend of one right (a "Right") to purchase on one-thousandth share of the Company's Series A Participating Preferred Stock ("Series A Preferred") for each outstanding share of Common Stock of the Company. The dividend was payable on March 31, 1997 (the "Record Date") to stockholders of record as of the close of business on that day. Each Right entitles the registered holder to purchase from the Company on one-thousandth of a share of Series A Preferred at an exercise price of $44.00 (the "Purchase Price"), subject to adjustment. The Rights approved by the Board are designed to protect and maximize the value of the outstanding equity interests in the Company in the event of an unsolicited attempt by an acquirer to take over the Company, in a manner or on terms not approved by the Board of Directors. The Rights have been declared by the Board in order to deter coercive tactics, including a gradual accumulation of shares in the open market of a 15% or greater position to be followed by a merger, or a partial or two-tier tender offer that does not treat all stockholders equally. The Rights should not interfere with any merger or business combination approved by the Board of Directors. However, the Rights may have the effect of rendering more difficult or discouraging an acquisition of the Company deemed undesirable by the Board of Directors. The Rights may cause substantial dilution to a person or group that attempts to acquire the Company on terms or in a manner not approved by the Company's Board of Directors, except pursuant to an offer conditioned upon the negation, purchase or redemption of the Rights.

         Potential Volatility of Stock Price. The market price of shares of the Company's Common Stock, like that of the common stock of many other medical products and technology companies, has in the past been, and is likely in the future to continue to be highly volatile. Factors such as fluctuations in the Company's operating results, announcements of technological innovations or new commercial products by the Company or competitors, government regulation, changes in the current structure of the health care financing and payment systems,

                             CHOLESTECH CORPORATION

developments in or disputes regarding patent or other proprietary rights, economic and other external factors and general market conditions may have a significant effect on the market price of the Common Stock. Moreover, the stock market has from time to time experienced extreme price and volume fluctuations which have particularly affected the market prices for medical products and high technology companies and which have often been unrelated to the operating performance of such companies. These broad market fluctuations, as well as general economic, political and market conditions, may adversely affect the market price of the Company's Common Stock. In the past, following periods of volatility in the market price of a company's stock, securities class action litigations have occurred against the issuing company. There can be no assurance that such litigation will not occur in the future with respect to the Company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on the Company's business, operating results and financial condition. Any adverse determination in such litigation could also subject the Company to significant liabilities.

         Absence of Dividends. The Company has not paid any cash dividends since inception and does not anticipate paying cash dividends in the foreseeable future.

                             CHOLESTECH CORPORATION

                           PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS  TO A VOTE OF SECURITY HOLDERS.

         On August 22, 1997, the Company held its 1997 Annual Meeting of Shareholders. The following is a brief description of each matter voted upon at the meeting and a statement of the number of votes cast for, against or withheld and the number of abstentions and the number of broker non-voters with respect to each matter.

         1.       The shareholders elected the following Directors:

                  Nominee                          For               Withheld
                  ------------------------         ---------         --------
                  Dr. Joseph Buchman               8,961,745         155,003
                  John L. Castello                 8,967,868         148,880
                  Warren E. Pinckert II            8,966,278         150,470
                  Dr. Harvey S. Sadow              8,963,645         153,103
                  H.R. Shepherd                    8,962,735         154,013

         2. The shareholders approved the adoption of the Company's 1997 Stock Incentive Program and authorized the reservation of 900,000 shares of Common Stock for issuance thereunder.

                  For                          Against                 Abstain
                  ---                          -------                 -------
                  3,786,173                     657,639                  203,407

         3 The shareholders approved an amendment to the Company's 1992 Employee Stock Purchase Plan to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 200,000 shares.

                  For                          Against                 Abstain
                  ---                          -------                 -------
                  5,074,666                     409,004                   60,752

         4. The shareholders ratified the appointment of Price Waterhouse LLP as independent accountants of the Company for the fiscal year ending March 27, 1998.

                  For                          Against                 Abstain
                  ---                          -------                 -------
                  9,045,550                      26,095                   45,103

                             CHOLESTECH CORPORATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


                  (a)      Exhibits:

                           10.17 Consulting Agreement between Registrant and Warner-Lambert Company, Inc. dated June 18, 1997.

                           11.1     Statement  of   Computation   of  Per  Share
                                    Earnings.

                           27.1     Financial Data Schedule.

                  (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended September 26, 1997.

                             CHOLESTECH CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CHOLESTECH CORPORATION

Date    November 10, 1997          /s/      Warren E. Pinckert II
    ------------------------       -------------------------------------
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