Form 10-K405
period 1998-03-27
CHOLESTECH CORPORATION
filed 1998-05-05
CIK 887227

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 27, 1998 OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM                TO
                     .

                       COMMISSION FILE NUMBER: 000-20198
                            ------------------------

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
                     None                                           None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                           COMMON STOCK, NO PAR VALUE
              SERIES A PARTICIPATING PREFERRED STOCK, NO PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 27, 1998 as reported on the Nasdaq National Market, was approximately $125,972,901. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 27, 1998, registrant had outstanding 11,402,084 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for the 1998 Annual Meeting of Shareholders to be held August 20, 1998.

================================================================================

                                     PART I

ITEM 1. BUSINESS

     This Annual Report on Form 10-K, including the information incorporated by reference herein, includes "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All of the statements contained in this Annual Report on Form 10-K, other than statements of historical fact, should be considered forward looking statements, including, but not limited to, those concerning the Company's strategies, objectives and plans for expansion of its operations, products and services and growth in demand for the Cholestech L-D-X System. There can be no assurance that these expectations will prove to have been correct. Certain important factors that could cause actual results to differ materially from the Company's expectations (the "Cautionary Statements") are disclosed in this Annual Report on Form 10-K, including, without limitation, in the section entitled "Factors Affecting Future Operating Results" in Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operation and this section. All subsequent written and oral forward looking statements by or attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such Cautionary Statements. Investors are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof and are not intended to give any assurance as to future results. The Company undertakes no obligation to publicly release any revisions to these forward looking statements to reflect events or reflect the occurrence of unanticipated events.

GENERAL

     The Company develops, manufactures and markets the Cholestech L-D-X(R) System (the "L-D-X System") which performs near-patient diagnostic screening and therapeutic monitoring for the management of prevalent chronic diseases (preventive care testing). The L-D-X System is capable of measuring multiple analytes simultaneously with a single drop of whole blood within five minutes. The Company currently markets the L-D-X System, including the L-D-X Analyzer and a variety of single use test cassettes, to the physician office laboratory (the "POL"), pharmacy and health promotion markets in the United States and internationally. The Company's current products measure and monitor blood cholesterol, related lipids and glucose and are used to perform preventive care testing of patients at risk of or suffering from cardiovascular disease or diabetes. In January 1996, the L-D-X Analyzer and the Company's total cholesterol ("TC"), high density lipoprotein ("HDL"), calculated low density lipoproteins ("LDL"), triglyceride and glucose tests were granted waived status under the Clinical Laboratory Improvement Amendments of 1988, as amended ("CLIA"), the first such waivers granted under CLIA's ease of use, accuracy and precision guidelines. These CLIA waivers allow health care providers to use the L-D-X System in preventive care settings without the additional operating costs and extensive regulatory requirements associated with CLIA compliance. The Company believes that the L-D-X System is the only simultaneous, multi-analyte testing device which is classified as waived under CLIA. Further, the Company believes that the waived status, technological flexibility, ease of use, accuracy, rapid results and low operating costs of the L-D-X System provide it with competitive advantages.

MARKET OVERVIEW

     In 1996, the diagnosis, treatment and monitoring of chronic diseases accounted for approximately $358 billion of health care expenditures in the United States. Chronic diseases are long lasting or frequently recurring illnesses that, due to their protracted and serious nature, are costly to treat and monitor. The most prevalent chronic diseases include, among others, cardiovascular disease, diabetes and osteoporosis (loss of bone mass). The American Heart Association estimates that more than 58 million people suffer from cardiovascular disease, the leading cause of death of adults in the United States, resulting in over one million deaths in 1995. High levels of cholesterol have been linked by conclusive evidence to cardiovascular disease, and National Cholesterol Education Program ("NCEP") data indicate that more than 50% of the adult population in the United States has high or borderline high cholesterol levels. Diabetes is estimated to afflict more than 16 million persons in the United States, over a third of whom have not been identified as being diabetic, and often results in a number of short term and long term complications such as nerve damage, kidney disease and retinal damage. Cardiovascular disease and renal failure are the most prevalent causes of death among diabetics. According to the National Osteoporosis Foundation, osteoporosis is a threat to over 28 million persons in the United States. The estimated annual cost of treating osteoporosis related fractures in the United States is $14 billion.

     Pharmaceutical companies have focused considerable resources on developing drugs for the treatment of cardiovascular disease, diabetes, osteoporosis and other chronic diseases. While drug therapy is necessary for the overall treatment of chronic diseases, diagnostic screening, proper therapeutic monitoring and compliance with drug therapy are also important components of an effective program to manage chronic diseases. Widespread diagnostic screening for chronic diseases aids in the early identification of patients who would benefit from drug therapy. Effective administration of drug therapies often requires careful therapeutic monitoring of drug impact on body chemistry to ensure proper drug dosages, monitor improvement and reduce the risk of side effects. Moreover, ongoing compliance with drug therapy is necessary for effective treatment and reduces the risk to patients of adverse acute events. Studies show that noncompliance with drug therapy is a major health care problem that may be responsible for almost 10% of all hospital admissions, 23% of all nursing home admissions and the loss of 20 million work days each year.

     Traditionally, diagnostic screening and therapeutic monitoring have been performed primarily in clinical and hospital laboratories. However, testing in these settings may limit the effectiveness of chronic disease management because reporting of test results is delayed and in some cases never occurs. Delayed test results postpone a physician's opportunity to consult with patients and administer proper therapy. Inconvenient testing sites and delayed reporting may result in failure to identify those who are at risk and may contribute to reduced compliance. Studies indicate that more than 50% of all patients prescribed medication for the treatment of a chronic disease discontinue the therapy. In addition, evidence suggests that improved access to diagnostic screening and therapeutic monitoring could result in increased therapy compliance, improved patient outcomes and cost savings to the health care system.

     Recognizing the benefits of effective chronic disease management, health care providers and pharmaceutical companies are increasingly conducting preventive care testing by providing diagnostic screening and therapeutic monitoring that yield rapid test results in settings closer to the patient. These settings include POLs, pharmacies and health promotion sites. POLs are operated by physicians or groups of physicians. Pharmacy sites, including independent and retail chain pharmacies, have begun positioning themselves to respond to the trend toward preventive care testing by shifting from a product oriented approach to a more patient focused approach. Health promotion sites include a variety of locations such as corporate wellness programs, fitness centers, health promotion service providers, community health centers, public health programs, the United States military and other independent screeners. In addition to improving patient care and outcomes, preventive care testing in these near-patient sites allows health care providers to capture testing revenue that previously flowed to clinical and hospital laboratories, as well as revenues from identifying patients who otherwise might not know they are at risk of a chronic disease.

----------------------------------------------------------
             PREVENTIVE CARE TESTING MARKETS
----------------------------------------------------------
                                        APPROXIMATE
     MARKETS                          NUMBER OF SITES
     POL                                   88,000
     Pharmacy                              53,000
     Health Promotion                      84,000
--------------------------------  ------------------------
     Total                                225,000
----------------------------------------------------------

     Despite the potential benefits, growth of preventive care testing has been limited by both technological constraints and regulatory issues, particularly in the POL and pharmacy markets. The technological obstacles result partly from the fact that effective management of chronic diseases requires health care providers to test for multiple analytes because certain chronic diseases are often manifested in a combination of substances. The broader the range of tests a system can perform, the more effective it will be in managing an array of chronic diseases, which are often interrelated. Testing devices capable of performing multiple tests have traditionally been complex and difficult to operate, making them currently ineligible for waived status under CLIA. Laboratories conducting non-waived tests are subject to higher registration fees, federal inspections and personnel and quality assurance requirements. These regulatory requirements can significantly increase the cost of performing nonwaived tests, making diagnostic screening and therapeutic monitoring uneconomical in near-patient settings.

THE CHOLESTECH SOLUTION

     The L-D-X System overcomes both the technological and regulatory hurdles that the Company believes have inhibited the growth and broader acceptance of preventive care testing for effective management of chronic diseases. The L-D-X System is an easy to use, multi-analyte testing system consisting of a proprietary, telephone sized L-D-X Analyzer and a line of single use, credit card sized test cassettes. The L-D-X System enables health care providers to perform diagnostic screening and therapeutic monitoring on a single drop of whole blood within five minutes. The L-D-X System performs a variety of different tests, several of which can be run simultaneously with a single cassette. The Company's current cassette products are designed to measure and monitor blood cholesterol, related lipids and glucose for the treatment of cardiovascular disease and diabetes. The L-D-X System provides precise and accurate results comparable to results obtained from testing with larger, more complex bench top and laboratory based analyzers. Based on its precision, accuracy and ease of use, the L-D-X System was granted a CLIA waiver in 1996. In addition to these factors and its simultaneous multi-analyte testing capability, the L-D-X System provides the following benefits and advantages:

     O Improved Access to Testing. Ease of use and CLIA waived status allow the L-D-X System to be used economically in many preventive care settings that are more accessible to patients than clinical and hospital laboratories. The L-D-X System's rapid test results allow health care providers to determine the need for alternative or additional tests, diagnose diseases, counsel patients and begin treatment in a single visit. The Company believes that more convenient testing will increase the frequency of diagnostic testing and may lead to earlier identification of patients at risk of or suffering from chronic diseases.

     O Improved Therapy Compliance. Studies have shown that easier access to testing sites may improve drug therapy compliance. Used in preventive care settings, the L-D-X System makes therapeutic monitoring more convenient for patients. Also, the L-D-X System provides patients with feedback on therapy effectiveness within five minutes. The Company believes that both of these benefits contribute to increased patient compliance with drug therapy. The Company believes that the potential for increased drug sales from improved compliance represents a significant incentive for pharmaceutical companies to support the L-D-X System.

     O Benefits to Health Care Providers and Third Party Payors. Physicians, pharmacists and other health care providers who use the L-D-X System to perform preventive care testing may be able to capture revenue from these tests that otherwise would flow to clinical and hospital laboratories, as well as revenues from identifying patients who otherwise might not know they are at risk of chronic disease. The Company believes preventive care testing with the L-D-X System will also result in more economical provision of testing services than in traditional clinical or hospital laboratories and increase patient satisfaction. Additionally, the Company believes improved patient outcomes resulting from earlier diagnosis and improved drug compliance will reduce costs associated with the treatment of chronic diseases.

     O Multiple and Flexible Testing Capabilities. Effective management of chronic diseases often requires testing of multiple analytes. The CLIA waived L-D-X System performs multiple tests simultaneously, enabling more efficient testing required for chronic disease management. The modular and flexible architecture of the L-D-X System places much of the testing technology in the single use test cassettes and system software, which decreases the development costs and the time to market for new tests added to the L-D-X System. This architecture facilitates the Company's continued enhancement of the L-D-X System's multi-analyte testing capabilities.

STRATEGY

     The Company's objective is to become the leading provider of preventive care testing devices for the management of prevalent chronic diseases. The Company's strategy for achieving this objective includes the following principal elements:

     OIncrease Market Penetration. The Company intends to further penetrate the POL, pharmacy and health promotion markets for diagnostic screening and therapeutic monitoring by increasing the installed base of L-D-X Analyzers. The Company has implemented marketing programs to increase awareness of the advantages of the L-D-X System among health care providers and third party payors. In addition, the Company has entered into strategic relationships with major pharmaceutical companies to promote preventive care testing with the L-D-X System as critical components of chronic disease management.

     OLeverage Installed Base of L-D-X Analyzers. The Company intends to leverage its installed base of L-D-X Analyzers by increasing both the type and number of tests run on each L-D-X Analyzer. The Company is developing additional tests for the L-D-X Analyzer to offer health care providers a broader array of tests to better manage targeted chronic diseases. The Company is also implementing a marketing effort to place L-D-X Analyzers with health care providers that are potential high volume users of the Company's test cassettes.

     OMaintain Competitive Advantage. The Company plans to leverage its development experience and capabilities to maintain its competitive advantage by continuing to develop new tests and test types (e.g. immunoassay) that are compatible with the L-D-X Analyzer and are CLIA waived. The Company also plans to develop improvements to the L-D-X Analyzer and incorporate new technologies into the L-D-X System. In addition, the Company plans to leverage its operational know-how and increase manufacturing volume to achieve economies of scale, thereby maintaining the cost advantage of the L-D-X System.

     OFurther Develop Strategic Relationships. The Company has established and intends to further develop strategic relationships to create new products and to improve penetration of its target markets. In particular, the Company intends to further its alliances with major pharmaceutical companies and other health care companies to position the L-D-X System as the preferred testing system for chronic disease management. For example, the Company is participating with Merck & Co., Inc. ("Merck"), and Parke, Davis & Company ("Parke-Davis") in programs to improve patient compliance with drug therapy through near-patient therapeutic monitoring.

     OExpand Distribution Relationships. The Company intends to augment its direct sales and marketing efforts by continuing to establish relationships with select third party distributors and major pharmacy chains to strategically access the POL, pharmacy and health promotion markets in the United States and internationally. The Company is currently pursuing additional domestic distribution agreements similar to its existing agreements with Physicians Sales & Service, Inc. ("PSS") and General Medical, Inc., a division of McKesson ("General Medical").

PRODUCTS AND PRODUCTS UNDER DEVELOPMENT

  OVERVIEW OF THE L-D-X SYSTEM

     The L-D-X System is an easy to use, multi-analyte testing system consisting of a telephone sized analyzer, a printer and a variety of single use, credit card sized test cassettes. The L-D-X System enables health care providers to perform individual tests or combinations of tests with a single drop of whole blood within five minutes. No special training is required to operate the L-D-X System and the sample does not need to be pre-treated. To run a test, the health care provider pricks the patient's finger, transfers a drop of blood to the cassette's sample well, inserts the cassette into the L-D-X Analyzer's cassette drawer and presses the "run" button. All further steps are performed by the L-D-X System, which produces results comparable in precision and accuracy to results from larger, more expensive bench top and laboratory instruments that are not CLIA waived.

     The L-D-X System includes software that performs cardiac risk assessments using risk factor parameters developed from the Framingham study (a long term study of cholesterol levels and cardiovascular disease), TC and HDL test results and other cardiac risk factors that the health care provider enters into the L-D-X Analyzer.

     The design of the L-D-X System incorporates as much proprietary technology as possible into the test cassettes and maintains the L-D-X Analyzer as a platform that can be easily adapted as new tests and other product upgrades are introduced. As health care providers perform different tests, encoding on the cassette's magnetic stripe communicates test specific and calibration information to the L-D-X Analyzer. Changes that cannot be captured on the cassette's magnetic stripe can be accomplished by changes to the L-D-X Analyzer's removable read only memory ("ROM") software pack. This flexible design enables health care providers to perform a variety of tests using the same L-D-X Analyzer and to take advantage of new tests and other product upgrades without having to purchase a new L-D-X Analyzer.

     The following table summarizes the Company's current products and products under development:

------------------------------------------------------------------------------------------------------------------

PRODUCT                                     TARGETED DISEASE STATE                  REGULATORY STATUS(1)
------------------------------------------------------------------------------------------------------------------
  INSTRUMENT
      L-D-X Analyzer                        --                                      FDA cleared; CLIA waived
------------------------------------------------------------------------------------------------------------------

  CASSETTE PRODUCTS
    CURRENT

      TC                                    Cardiovascular disease                  FDA cleared; CLIA waived

      TC and HDL                            Cardiovascular disease                  FDA cleared; CLIA waived

      Lipid Profile (TC/HDL/                Cardiovascular disease                  FDA cleared; CLIA waived
         calculated LDL/Triglycerides)

      TC and Glucose                        Cardiovascular disease; Diabetes        FDA cleared; CLIA waived

      TC/HDL/Glucose                        Cardiovascular disease; Diabetes        FDA cleared; CLIA waived

      Lipid Profile plus Glucose            Cardiovascular disease; Diabetes        FDA cleared; CLIA waived
------------------------------------------------------------------------------------------------------------------

    UNDER DEVELOPMENT(2)

      BUN/Creatinine                        Kidney disorder                         FDA cleared; applied for CLIA
                                                                                    waiver

      Alanine Aminotransferase (ALT)        Liver damage                            Not filed or applied

      Bone Resorption                       Osteoporosis                            Not filed or applied
------------------------------------------------------------------------------------------------------------------

    IN FEASIBILITY STUDIES(3)

      Glycated Hemoglobin                   Diabetes                                Not filed or applied

      Creatinine Kinase                     Cardiovascular disease                  Not filed or applied

      Lipoprotein(a) (Lp(a))                Cardiovascular disease                  Not filed or applied
------------------------------------------------------------------------------------------------------------------
  (1) "FDA" means the United States Food and Drug Administration, "FDA cleared" means that the product has received clearance pursuant to Section 510(k) ("510(k)") of the Food, Drug and Cosmetics Act of 1938, as
      amended (the "FDC Act"). "CLIA waived" means that the Center for Disease Controls and Prevention (the "CDC")
      has granted the Company's application to classify the product as having waived status with respect to CLIA.
  (2) Products under development are those in the prototype stage, meaning that cassette shelf life is being evaluated, the test is being evaluated in-house against samples designed to mimic the range of real patient samples, pilot manufacturing equipment is being developed and/or the Company has applied for CLIA.
  (3) Products in feasibility studies are those for which a theoretical design for the product has been developed and test chemistry is being evaluated in the laboratory.
------------------------------------------------------------------------------------------------------------------

  L-D-X ANALYZER

     The L-D-X Analyzer is a four channel, reflectance photometer that measures the amount of light reflected from the reaction surfaces of a test cassette and incorporates a microprocessor with on-board software. The L-D-X Analyzer contains a drawer for insertion of the cassette, three buttons for user activation and a liquid crystal display to present the test results. Utilizing the information and instructions encoded on the cassette's magnetic stripe, the L-D-X Analyzer's built-in microprocessor regulates the reaction conditions, controls the optical measurements of analyte concentrations on the cassette's reaction pads, executes the required calculations and, within five minutes, displays the quantitative results on the liquid crystal display. The results are displayed as a numerical value of the level of the analyte tested and can be transferred to a printer, computer or computer network.

     The software calculates the numeric values of the test results and is contained in a removable ROM software pack mounted in an access well on the bottom of the L-D-X Analyzer. The Company will continue to upgrade the software as new products are developed, allowing health care providers to easily replace the existing ROM pack with a new ROM pack containing upgraded software. The Company has made available to existing users a new ROM pack containing its cardiac risk assessment software, as well as a new ROM pack reflecting certain changes required to receive the CLIA waiver. The L-D-X Analyzer, together with printer, accessories and starter pack, currently has a list price of $1,795.

  CASSETTE PRODUCTS

     The Company's line of single use test cassettes for the L-D-X System incorporates patented technology for distributing precisely measured plasma to multiple reaction pads for simultaneous testing. Each cassette consists of three parts: a main body that contains the sample well into which the blood sample is dispensed; a reaction bar where plasma is transferred for analysis; and a magnetic stripe encoded with test instructions and lot specific calibration information for the various chemistries on the reaction pads. Capillary action draws a drop of whole blood through a separation medium within the cassette, stopping the cellular components of the blood while transferring a small volume of plasma to the cassette's reaction pads. When the plasma contacts the reaction pads, the dry chemistry reacts with the analytes in the plasma, producing color. The intensity of color developed indicates the concentration of the analytes in the plasma. The magnetic stripe contains information needed by the L-D-X Analyzer to convert the reflected color reading into a concentration level for the accurate measurement of the analytes being tested. This automatic process frees the health care provider from having to interpret any color reaction, relate a reading to a separate chart or input calibration information. The Company's available test cassettes range in current list price from $3.95 to $10.95.

  Current Cassette Products

     The Company's current cassette products are designed to measure and monitor blood cholesterol, related lipids and glucose. Lipids travel in the blood within water soluble particles called lipoproteins. These lipid carriers include very low density lipoproteins ("VLDL"), LDL (low density lipoproteins) and HDL (high density lipoproteins). HDL particles circulate in the blood and can pick up cholesterol from arteries and carry it to the liver for elimination from the body. HDL is sometimes called "good cholesterol" because of this function. The development of cardiovascular disease has been associated with three lipoprotein abnormalities: (i) high levels of LDL; (ii) high levels of VLDL; and (iii) low levels of HDL. LDL, the major carrier of cholesterol, and VLDL, a major carrier of triglycerides in the blood, have been shown to be associated with deposits of plaque on the arterial wall. High levels of triglycerides can also lead to development of such plaque. Accumulation of this plaque leads to narrowing of arteries and increases the likelihood of cardiovascular disease.

     In response to conclusive evidence relating high TC to heart disease, the National Institutes of Health ("NIH") in 1985 launched NCEP, a nationwide effort to reduce the prevalence of high blood cholesterol. NCEP data indicate that more than 50% of the adult population in the United States has high or borderline high TC. In 1988, NCEP issued guidelines for the testing of all adults over 20 years of age for high blood cholesterol, and more extensive lipid monitoring and treatment for those found to be in high risk categories. Testing guidelines were subsequently expanded to include children over the age of two with a family history of high blood cholesterol or cardiovascular disease and to include, in certain circumstances, a lipid profile consisting of TC, HDL, LDL and triglycerides. Since NCEP initiated its guidelines, the market for cholesterol and other lipid tests has experienced significant growth.

     Diabetes is a complex disorder of carbohydrate, fat and protein metabolism. It is manifested by a relative or absolute deficiency of insulin, the hormone that facilitates and controls the use of glucose by the body. Insulin deficiency leads to an impaired tolerance to glucose, which leads to a number of short term and long term complications such as nerve damage, kidney disease and retinal damage. The most prevalent causes of death among diabetics are cardiovascular disease and renal failure. It is estimated that diabetes afflicts more than 16 million persons in the United States, over a third of whom have not been identified as being diabetic. Diagnostic screening for these patients who have asymptomatic diabetes is important because proper treatment will help minimize the long term complications of the disease.

     TC. This stand alone test for measuring total cholesterol was the Company's first test, developed in conjunction with NCEP guidelines issued in 1988. The TC test is used primarily at health promotion sites for diagnostic screening. Current NCEP screening guidelines recommend additional testing for HDL.

     TC and HDL Panel. The TC and HDL panel addresses current NCEP guidelines regarding the screening for the risk of cardiovascular disease by testing both TC and HDL. As a result, the Company believes the TC and HDL panel is particularly useful in diagnostic screening applications. This panel also calculates the ratio of TC to HDL, a recognized measure of cholesterol induced cardiac risk. The Company believes that it provides the only HDL cholesterol test performed on a single drop of whole blood.

     Lipid Profile. The Company offers a lipid profile cassette which directly measures TC, HDL and triglycerides. In addition, the lipid profile cassette calculates estimated values for LDL and the ratio of TC to HDL. The lipid profile cassette thus performs multiple tests in the diagnostic screening and ongoing therapeutic monitoring of individuals who have high LDL levels or who exhibit two or more other cardiovascular disease risk factors. NCEP guidelines recommend that health care providers perform three lipid profiles, each one week apart, prior to initiating lipid lowering drug therapy.

     TC and Glucose Panel, TC/HDL/Glucose Panel and Lipid Profile Plus Glucose Panel. Recognizing the relationship between diabetes and abnormal lipid levels, the Company developed a glucose test for the L-D-X System and combined it with each of its three lipid related test panels. The resulting panels provide input used in the diagnostic screening and therapeutic monitoring of patients with diabetes, whether or not they are aware they are diabetic, as well as of individuals who may be at risk of cardiovascular disease.

  Cassette Products Under Development

     A key component of the Company's strategy is to leverage the technological flexibility of the L-D-X System to develop single use test cassettes that address chronic diseases and markets the Company believes provide attractive commercial opportunities. The Company is in various stages of development of new cassettes that would expand its product line for preventive care testing in the POL, pharmacy and health promotion markets. The Company may develop additional tests depending on the progress of its existing development efforts and available resources.

     For certain future tests, the Company will be required to modify the design of its existing dry chemistry cassette. For example, the immunoassay test cassettes currently under development require the use of antibodies bound to the reaction membrane and a wash step which removes unbound reactants that would interfere with the test. The immunoassay cassette will have the same external dimensions as existing dry chemistry cassettes, but will require the Company to develop new technologies that would allow the L-D-X Analyzer to perform an immunoassay test. The Company believes that, if the immunoassay cassette is successfully developed, the L-D-X Analyzer will be the only near-patient instrument capable of performing both dry chemistry and immunoassay based tests on a single platform.

     BUN/Creatinine. The Company has developed a renal function panel (the "BUN/Creatinine panel") that includes tests for blood urea nitrogen ("BUN") and creatinine primarily for the POL market. The Company believes that these tests are among the most commonly ordered whole blood tests in physician offices. The BUN/Creatinine panel is designed to assist physicians in managing the health of patients at risk of renal failure, including patients suffering from diabetes. BUN elevations occur in chronic renal disease, as well as in urinary tract obstruction. BUN is also useful in monitoring hemodialysis and other therapies. Creatinine is another measure of renal function and is usually tested for in combination with BUN. In addition, creatinine is used as an indicator of renal blood flow, which may have become reduced due to congestive heart failure or dehydration. Low levels of creatinine may also result from decreased hepatic function in advanced liver disease. The Company received 510(k) clearance to market the BUN/Creatinine panel in July 1997 and has submitted an application to the CDC for CLIA waived status.

     Alanine Aminotransferase ("ALT"). Patients undergoing certain drug therapies must be monitored for increases in certain enzymes that are associated with liver damage. The use of an ALT test combined with the Company's lipid profile would allow health care providers to monitor, in the POL and pharmacies, both the impact of and potential adverse side effects on the liver from lipid lowering therapies. The Company has determined the technological feasibility of combining on one cassette the ALT test with the lipid profile and is evaluating other potential uses of the test.

     Bone Resorption. Osteoporosis is the most widespread form of bone disease and is characterized by low bone mass and structural deterioration of bone tissue. This low bone mass can lead to bone weakening, increasing the likelihood for fractures. Biological markers of bone resorption are secreted in urine, and it has been shown that the level of secretion corresponds to the amount of bone loss. The measured levels of these markers have also been shown to be responsive to osteoporosis therapies such as hormone replacement therapy. According to the National Osteoporosis Foundation, this disease is a threat to over 28 million persons in the United States and over 200 million people worldwide. In the United States, approximately 1.5 million osteoporosis related fractures occur each year, resulting in an estimated annual treatment cost of $14 billion.

     The Company has entered into an agreement with Metra Biosystems, Inc. ("Metra Biosystems") to develop and market Metra Biosystem's Pyrilinks-D immunoassay and other technologies related to bone resorption for use on the L-D-X System. The Company is in the prototype stage of developing this urine based immunoassay test. See "-- Strategic Relationships."

 Cassette Products in Feasibility Studies

     Glycated Hemoglobin. Glycated hemoglobin measurement is used by health care providers to assess a diabetic's long term compliance with prescribed diet and insulin usage. A relatively high percentage of hemoglobin to glucose indicates poor patient compliance, which can lead to severe health problems. The American Diabetes Association ("ADA") recommends at least semi-annual measurement of glycated hemoglobin for all individuals with diabetes. The Company received a "Small Business Innovative Research" grant of $100,000 from the United States Department of Health and Human Services to further develop this test on the L-D-X System.

     Creatinine Kinase. This test measures creatinine kinase and is used to determine whether a patient is having or has recently suffered a heart attack and, if so, the severity of the attack. When a patient experiences a heart attack, creatinine kinase is released into the bloodstream by the heart muscle. The Company is working with Unitika Ltd. ("Unitika") to determine the feasibility of incorporating this test into the L-D-X System. Unitika is the largest supplier of creatinine kinase tests in Japan. The existing creatinine kinase tests are performed primarily in clinical and hospital laboratories, and consequently, results are often delayed.

     Lipoprotein(a) ("Lp(a)"). Lp(a) is a component of LDL that has been determined to be a risk factor for cardiovascular disease. The Company has licensed from a third party the rights to a technology for measuring Lp(a) and has royalty sharing obligations related to revenues from Lp(a) tests. The Company has licensed rights to this technology to Genzyme Corporation for clinical laboratory testing of Lp(a).

     To complete its product development programs, particularly with respect to immunoassay tests, the Company may be required to develop new technologies, processes and production equipment and may also be required to retain additional scientific, engineering and manufacturing staff. There can be no assurance that the Company will be successful in developing any of the tests described above, or even if successfully developed, that such tests will receive regulatory clearance or that the Company will be able to successfully manufacture or market such tests. The Company intends to design and develop most of these products so as to be eligible for 510(k) clearance and waivers under CLIA, although there can be no assurance that the Company's products under development will obtain such clearance or waivers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Operating Results -- Dependence on Development, Introduction and Market Acceptance of New Tests" and "-- Government Regulation."

STRATEGIC RELATIONSHIPS

     The Company has established and continually seeks to develop strategic relationships which it believes will enhance the commercialization of its products. In particular, the Company intends to enter into additional alliances with major pharmaceutical and other companies that will enhance the Company's market positioning and its product offerings. The Company's current strategic relationships are described below.

  Merck and the American Pharmaceutical Association (the "APhA") ("Project ImPACT")

     In January 1996, the APhA announced Project ImPACT (Improve Persistence And Compliance to Therapy), a joint effort between the APhA, Merck and the Company. The goal of this project is to demonstrate the ability of pharmacists to improve patient outcomes by expanding the pharmacist's role in chronic disease management to include monitoring the therapeutic effectiveness of medications and providing counseling to patients. The Company and the APhA believe that utilizing pharmacists to provide such services may result in both direct and indirect cost savings to patients and third party payors, as well as provide economic incentives for pharmacists. The Company supplied L-D-X Systems to monitor patients in this pharmacy based cholesterol management project. As of December 31, 1997, Project ImPACT had monitored approximately 700 patients at 29 community based pharmacies across the country for a period of at least 18 months. The full results of the study are expected to be publicly released in September 1998.

     Preliminary results of Project ImPACT were published by the APhA in a December 1997 newsletter. The newsletter contained preliminary comments from the 29 participating pharmacists and highlighted the project's effects on therapy compliance. Prior research shows that 50% of patients drop out of lipid lowering drug programs within the first year of treatment. The Company believes that the potential for increased drug sales from improved compliance represents a substantial incentive for pharmaceutical companies to support the L-D-X System and preventive care testing capabilities.

     In addition to its participation in Project ImPACT, the Company has a nonexclusive agreement with Merck to place L-D-X Systems in pharmacies selected by Merck. There are no minimum purchase requirements under this agreement, which expires in December 1999.

  Parke-Davis

     The Company is currently collaborating on two projects with Parke-Davis, a major pharmaceutical manufacturer.

     Lipitor Trial. The Company has entered into an agreement with Warner-Lambert Company, the parent company of Parke-Davis, to provide L-D-X Systems to physicians participating in Phase IV clinical trials of the lipid lowering drug Lipitor (the "Lipitor Trial"). Parke-Davis and Pfizer Inc. ("Pfizer") have an agreement to jointly market Lipitor. The Company has sold 1,000 L-D-X Analyzers and 30,000 lipid profiles test cassettes to Parke-Davis pursuant to the agreement. Parke-Davis and Pfizer placed the L-D-X Systems with a targeted group of physicians who frequently test for and treat abnormal cholesterol and related lipid levels. The Lipitor Trial involves up to 8,068 patients whose treatment with Lipitor is being studied over a three month period. The participating physicians will retain the L-D-X Analyzers as part of their compensation for participating in the Lipitor Trial.

     Professional Golf Association ("PGA") Tour Screenings. Parke-Davis, Cambridge Health Partners and the Lipid Nurse Taskforce are collaborating to provide free diagnostic screening using the L-D-X System and promote cholesterol awareness at 10 PGA tour events in 1998.

  Metra Biosystems

     In May 1996, the Company entered into a development, marketing and licensing agreement with Metra Biosystems to develop an immunoassay test cassette incorporating Metra Biosystems' bone resorption technology to be used on the L-D-X Analyzer. Pursuant to the agreement, Metra Biosystems purchased $250,000 of Common Stock. Metra Biosystems is obligated to purchase $750,000 of additional shares of Common Stock upon the completion of specified milestones by the Company unless Metra Biosystems exercises its right to terminate the agreement, which it may do at any time. The per share purchase price will be equal to the volume weighted average per share price of the Common Stock for the five days prior to the completion of the applicable milestone. The Company has granted Metra Biosystems registration rights in connection with its purchase of Common Stock.

     In connection with the development of the immunoassay test cassette, Metra Biosystems granted Cholestech a nonexclusive, royalty bearing license to use, make, sell, offer to sell, import or distribute the resulting test to assess bone resorption, a gauge of the effectiveness of treatments of certain metabolic diseases and disorders, and certain future products worldwide. The Company will pay royalties to Metra Biosystems on the bone resorption product and on products that stem from work done in the course of the collaboration but do not incorporate any of Metra Biosystems' proprietary technology. The parties will negotiate royalties on future Metra Biosystems products as appropriate. Under the agreement, the Company will market the immunoassay test through its existing distribution channels in the United States. The Company and Metra Biosystems will work together to market and distribute the tests internationally.

     There can be no assurance that the Company will be successful in developing a bone resorption test or any other product under this agreement, that this agreement will not expire prior to its term, or that even if any products are developed, they will be successfully marketed. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Operating Results -- Dependence on Development, Introduction and Market Acceptance of New Tests."

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

SALES AND MARKETING

     The Company's sales and marketing strategy is to increase penetration into the POL, pharmacy and health promotion markets for preventive care testing and leverage its installed base of L-D-X Analyzers through increased cassette utilization. The Company plans to dedicate a significant portion of its sales and marketing efforts to educate current and potential owners of L-D-X Systems about the clinical and economic benefits of near-patient diagnostic screening and therapeutic monitoring with the L-D-X System and about new test cassettes as they become available for distribution. The sales and marketing efforts of the Company are conducted by teams focused on each of the major markets for the Company's products, including POLs, pharmacies and health promotion sites, as well as on the international market. Each team consists of a market manager, a national account manager, regional sales managers and technical support representatives. The Company also plans to continue to cultivate strategic relationships with development partners, pharmaceutical companies and distributors. The Company intends to leverage the technology, customer bases, marketing power and distribution networks of these partners to accelerate market penetration and cassette usage.

     POL. The POL market consists of approximately 88,000 sites registered with the Health Care Finance Administration (the "HCFA"), approximately 35,000 of which are registered to perform only CLIA waived tests. The Company has entered into nonexclusive distribution agreements with two national medical products distributors, PSS and General Medical, which together have more than 1,300 sales professionals who focus on the POL market. The Company is seeking to expand the number of distributors of the L-D-X System targeting this market. The Company and its distributors are focusing their sales and marketing efforts on physicians whose practices include a high incidence of the chronic diseases targeted by the Company's test cassettes, including cardiologists, lipid clinicians, internists and family practitioners. The Company intends to evaluate this strategy periodically as it gains more experience in the POL market and introduces new products.

     Pharmacy. The retail pharmacy market consists of approximately 53,000 pharmacies. The Company has recently launched marketing efforts in the pharmacy market to educate pharmacists about the clinical and economic benefits of in-pharmacy testing. The Company believes that its success in the pharmacy market will be dependent in large part upon the development of therapeutic monitoring programs implemented in conjunction with physicians and third party payors. The Company believes that pharmacists can effectively perform diagnostic screening and therapeutic monitoring on a cost effective basis using the L-D-X System.

Pharmacists will provide patients with immediate counseling, including a cardiac risk assessment profile, and encourage patients to discuss the results with their physicians. Preliminary data from Project ImPACT suggest the potential benefits of pharmacists assessing the effectiveness of and patient compliance with drug therapy for chronic diseases. The Company has terminated its exclusive distribution agreement with AmeriSource Corporation. In an effort to further penetrate the pharmacy market, the Company is in discussions with several potential distributors to form nonexclusive agreements to distribute its products to the pharmacy market.

     Health Promotion. The health promotion market includes corporate wellness programs, fitness centers, health promotion service providers, community health centers, public health programs, the military and other independent screeners. In 1997, the Company entered into an agreement with a service provider to offer consumer testing of individual cholesterol levels using the L-D-X System at selected Wal-Mart stores across the country and has ongoing relationships with 14 regional distributors who provide equipment and supplies to customers that conduct diagnostic screening for abnormal cholesterol and related lipid levels and diabetes. Additionally, through its agreements with regional distributors and screening organizations, the Company provides the L-D-X System for use in diagnostic screening for employees of Exxon Corporation, General Motors Corporation, Ford Motor Company and Sears, Roebuck and Co. The Company intends to increase the number of regional distributors and corporate relationships in the health promotion market.

     International. The Company's international distribution strategy is to penetrate targeted geographical markets by selling directly to both high volume users and distributors in those markets. The Company has entered into non-exclusive agreements with 39 foreign distributors to distribute the L-D-X System primarily in Europe, the Pacific Rim and Latin America.

COMPETITION

     The markets for diagnostic screening and therapeutic monitoring in which the Company operates are intensely competitive. The Company's competition consists mainly of clinical and hospital laboratories, as well as manufacturers of bench top analyzers. The substantial majority of diagnostic tests used by physicians and other health care providers are currently performed by clinical and hospital laboratories. The Company expects that these laboratories will compete intensely to maintain their dominance in the markets for diagnostic screening and therapeutic monitoring. In order to achieve broad market acceptance for the L-D-X System, the Company will be required to demonstrate that the L-D-X System is an attractive alternative to bench top analyzers as well as to clinical and hospital laboratories. This will require physicians to change their established means of having such tests performed. There can be no assurance that the L-D-X System will be able to compete with these other analyzers and testing services. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Operating Results -- Uncertainty of Market Acceptance of the L-D-X System" and "-- Highly Competitive Industry; Rapid Technological Change."

     Companies having a significant presence in the markets for therapeutic monitoring, such as Abbott Laboratories, Clinical Diagnostic Systems, a division of Johnson & Johnson and formerly a division of Eastman Kodak Company, and Boehringer Mannheim GmbH, a subsidiary of Roche Holdings Ltd. ("Boehringer Mannheim"), have developed or are developing analyzers designed for preventive care testing. These competitors have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than the Company. In addition, such competitors offer broader product lines than the Company, have greater name recognition than the Company and offer discounts as a competitive tactic. In addition, several smaller companies are currently making or developing products that compete or will compete with those of the Company. The Company believes that it currently has a competitive advantage due to the status of the L-D-X System as the only CLIA waived system capable of performing multiple tests simultaneously on a single instrument. The Company expects that its competitors will compete actively to maintain and increase market share and will seek to develop multi-analyte tests that qualify for CLIA waiver. There can be no assurance that the Company's competitors will not succeed in obtaining CLIA waived status for their products or in developing or marketing technologies or products that are more effective and commercially attractive than the Company's current or future products, or that would render the Company's technology or products obsolete or noncompetitive.

     The Company's current and future products must compete effectively with the existing and future products of the Company's competitors primarily on the basis of ease of use, breadth of tests available, market presence, cost effectiveness, precision, accuracy, immediacy of results and the ability to perform tests near the patient, to test multiple analytes from a single sample and to conduct tests without a skilled technician or pre-treating blood. There can be no assurance that the Company will have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully in the future or, if the Company does have such resources and capabilities, that it will employ them successfully.

MANUFACTURING

     The Company manufactures, tests, performs quality assurance on, and packages and ships its products from, an approximately 40,300 square foot facility located in Hayward, California. The Company maintains control of those portions of the manufacturing process that it believes are complex and provide an important competitive advantage.

 L-D-X Analyzer

     The L-D-X Analyzer incorporates a variety of subassemblies and components designed or specified by the Company, including an optical element, microprocessors, circuit boards, a liquid crystal display and other electrical components. These components and subassemblies are manufactured by a variety of third parties, and are shipped to the Company for final assembly and quality assurance. The Company's manufacture of the L-D-X Analyzer consists primarily of assembly, testing, inspection and packaging. Testing consists of a burn-in period, functional tests and integrated system testing using specially produced test cassettes. The Company believes it can expand its current L-D-X Analyzer manufacturing capacity as foreseeably required.

 Cassettes

     The Company purchases chemicals, membranes and other raw materials from third party suppliers and converts these raw materials, using proprietary processes, into single use test cassettes. The Company believes its proprietary processes and custom designed equipment are important components of its cassette manufacturing operations. The Company has developed core manufacturing technologies, processes and production machinery, including: (i) membrane lamination and welding; (ii) discrete membrane impregnation; (iii) on-line calibration; and (iv) software control of the manufacturing process. The Company has two fully operational cassette manufacturing lines. The Company is currently planning and building a third manufacturing line that the Company anticipates will become operational in fiscal 2000. In the event that cassette sales volume significantly increases, the Company may require the added capacity of the third line prior to its scheduled operational date. The Company plans for the third manufacturing line to be modular and implemented in phases so that portions of it could feed the existing two lines before it is fully implemented. In addition, the Company intends to design and install a manufacturing line to commercially produce immunoassay cassettes. There can be no assurance that such expansion of cassette manufacturing capacity can be completed in a timely fashion, if ever, and the failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations.

     Manufacturing of the cassettes is highly complex and sensitive to a wide variety of factors, including raw material variations and impurities, manufacturing equipment performance and the manufacturing environment containment levels. The interruption of cassette manufacturing operations, the loss of employees dedicated to the cassette manufacturing facility or the failure to maintain acceptable process yields for existing or future products could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Operating Results -- Risks Associated with Cassette Manufacturing."

 Raw Materials; Quality Assurance

     Outside vendors provide the Company with the subassemblies, components and raw materials necessary for the manufacture of the Company's products. These subassemblies, components and raw materials are inspected and tested by the Company's quality control personnel. The Company's quality control personnel also perform finished goods quality control and inspection and maintain documentation for compliance with Quality Systems Regulations ("QSR;" the successor regulations to current Good Manufacturing Practice ("cGMP") Regulations) and other government manufacturing regulations. The Company's manufacturing facilities are subject to periodic inspection by regulatory authorities. Certain key components and raw materials used in the manufacturing of the Company's products are currently provided by single source vendors and on a purchase order basis. The Company believes that it maintains adequate levels of such components and materials in inventory and that alternative sources are available. However, any interruption of the supply of or any impurity or variation in the quality of such inputs would have a material adverse effect on the Company's business, financial condition and results of operations once the inventory is depleted and until a new source of supply were qualified. See "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Factors Affecting Future Operating Results -- Dependence on Suppliers" and "-- Government Regulation."

PATENTS AND PROPRIETARY TECHNOLOGY

     The Company owns nine United States patents covering various technologies, including the method for separating HDL from other lipoproteins in a dry chemistry format, the basic design of the testing cassette and the L-D-X Analyzer and the method of correcting for the effects of substances that can interfere with testing of a blood sample. The Company has also filed patent applications relating to its technology internationally under the Patent Cooperation Treaty and individual foreign applications. The Company is also the licensee of United States patents relating to: (i) the measurement of Lp(a);
(ii) the measurement of bone resorption markers (Pyrilinks-D); and (iii) the Company's cassette technology.

     The medical products industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and any such litigation could result in substantial loss or diversion of revenues of the Company and could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that pending patent applications filed by the Company will be approved or that the Company's issued or pending patents will not be challenged or circumvented by competitors. The Company believes that its future success will depend primarily upon the technical expertise, creative skills and management abilities of its officers, directors and key employees rather than on patent ownership.

     The Company's current products incorporate technologies which are the subject of patents issued to, and patent applications filed by, others. The Company has obtained licenses for certain of these technologies and might be required to obtain licenses for others. There can be no assurance that the Company will be able to obtain licenses for technology patented by others on commercially reasonable terms, or at all, that it will be able to develop alternative approaches if unable to obtain licenses or that the Company's current and future licenses will be adequate for the operation of the Company's business. The failure to obtain such licenses or identify and implement alternative approaches could have a material adverse effect on the Company's business, financial condition and results of operations.

     There can be no assurance that patent infringement claims will not be asserted by other parties in the future, that in such event the Company will prevail or that it will be able to obtain necessary licenses on reasonable terms, or at all. Adverse determinations in any litigation could subject the Company to significant liabilities and/or require the Company to seek licenses from third parties. If the Company is unable to obtain necessary licenses or is unable to develop or implement alternative technology, the Company may be unable to manufacture and sell the affected products. Any of these outcomes could have a material adverse effect on the Company's business, financial condition or results of operations.

     The Company relies substantially on trade secrets, technical know-how and continuing invention to develop and maintain its competitive position. The Company works actively to foster continuing technological innovation to maintain and protect its competitive position, and the Company has taken security measures to protect its trade secrets and periodically explores ways to further enhance trade secret security. There can be no assurance that such measures will provide adequate protection for the Company's trade secrets or other proprietary information. Although the Company has entered into proprietary information agreements with its employees, consultants and advisors, there can be no assurance that these agreements will provide adequate remedies for any breach. There can be no assurance that the Company's competitors will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology, or that the Company can meaningfully protect its right to its trade secrets. See "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Factors Affecting Future Operating
Results -- Dependence on Proprietary Technology; Uncertainty of Patent and Proprietary Technology Protection; Dependence on Licensing of Technology from Third Parties."

GOVERNMENT REGULATION

  FDA and Other Regulations

     The manufacture and sale of the Company's products are subject to regulation by numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies. Pursuant to the FDC Act, the FDA regulates the clinical testing, manufacture, labeling, distribution and promotion of medical devices. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of marketing approvals, a recommendation by the FDA that the Company not be permitted to enter into government contracts and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

     In the United States, medical devices are classified into one of three classes, Class I, II or III, on the basis of the controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls (e.g., labeling, registration, listing and adherence to QSR). Class II devices are subject to general controls, pre-market notification and to special controls (e.g., performance standards, post-market surveillance and patient registries). Generally, Class III devices are those that must receive pre-market approval ("PMA") by the FDA (e.g., life sustaining, life supporting and implantable devices, or new devices which have not been found substantially equivalent to legally marketed devices), and require clinical testing to assure safety and effectiveness and FDA approval prior to marketing and distribution.

     Before a new device can be introduced into the market, the manufacturer must generally obtain marketing clearance through a pre-market notification under Section 510(k) of the FDC Act or an approval of a PMA application under
Section 515 of the FDC Act or be exempt from 510(k) requirements. Under a recent amendment to the FDC Act, most Class I devices are exempt from 510(k) requirements. A 510(k) clearance typically will be granted if the submitted information establishes that the proposed device is "substantially equivalent" to a legally marketed Class I or II medical device or to a Class III medical device for which the FDA has not called for a PMA. A 510(k) notification must contain information to support a claim of substantial equivalence, which may include laboratory test results or the results of clinical studies of the device in humans. It generally takes from four to twelve months from the date of submission to obtain 510(k) clearance, but it may take longer. A "not substantially equivalent" determination by the FDA, or a request for additional information, could delay the market introduction of new products that fall into this category. For any devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect safety or effectiveness, or constitute a major change in the intended use of the device, will require new 510(k) submissions. The L-D-X Analyzer and all existing test cassettes required that the Company obtain 510(k) clearance prior to marketing in the United States.

     In general, the Company intends to develop and market tests that will require no more than 510(k) clearance. However, if the Company cannot establish that a proposed test cassette is substantially equivalent to a legally marketed device, the Company will be required to seek pre-market approval of the proposed test cassette from the FDA through the submission of a PMA application. However, if a future product were to require submission of a PMA application, regulatory approval of such product would involve a much longer and more costly process than a 510(k) clearance. The Company does not believe that its products under development will require the submission of a PMA application. A PMA application generally must be supported by extensive data, including laboratory, preclinical and clinical data to demonstrate safety and efficacy, as well as a complete description of the device and its components and a detailed description of the methods, facilities and controls used to manufacture the device. In addition, the PMA submission must include the proposed labeling, advertising literature and training methods (if required). The PMA approval process can be lengthy, expensive and uncertain. An FDA review of a PMA application generally takes one to three years from the date the PMA application is accepted for filing, but may take significantly longer.

     Any products manufactured or distributed by the Company pursuant to FDA clearance or approvals are subject to pervasive and continuing regulation by the FDA and certain state agencies, including record keeping requirements and reporting of adverse experience with the use of the device. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. Current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses.

     The FDC Act regulates the Company's quality control and manufacturing procedures by requiring the Company and its contract manufacturers to demonstrate compliance with QSR. The FDA monitors compliance with these requirements by requiring manufacturers to register with the FDA, which subjects them to periodic inspections. The State of California also regulates and inspects the Company's manufacturing facilities. The Company has been inspected twice by the State of California to date and is manufacturing under an issued medical device manufacturers facility license from the State of California. If any violations of the Company's applicable regulations are noted during an FDA, European Notified Body or State of California inspection of the Company's manufacturing facilities or the manufacturing facilities of its contract manufacturers, the continued marketing of the Company's products could be materially adversely affected.

     The European Union ("EU") has promulgated rules that require that devices such as those developed, manufactured and sold by the Company receive the right to affix the CE mark, a symbol of adherence to applicable EU directives. The Company has completed all the testing necessary to comply with applicable regulations to currently be eligible for self certification and currently has the right, as self certified under the product testing requirements, to affix the CE mark to its products. The Company's products will be covered by the In Vitro Diagnostics Directives that have not yet been published or adopted. While the Company intends to satisfy the requisite policies and procedures that will permit it to continue to affix the CE mark to its products in the future, there can be no assurance that the Company will be successful in meeting EU certification requirements, and failure to receive the right to affix the CE mark may prohibit the Company from selling its products in EU member countries and could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company and its products are also subject to a variety of state and local laws and regulations in those states or localities where its products are or will be marketed. Any applicable state or local laws or regulations may hinder the Company's ability to market its products in those states or localities. For example, 20 states have regulations that impose requirements on pharmacies and/or pharmacists that perform clinical testing, five of which states have regulations that prohibit certain pharmacy based testing. The Company is also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. There can be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations now or in the future or that such laws or regulations will not have a material adverse effect upon the Company.

     Changes in existing requirements or adoption of new requirements or policies could increase the cost of or otherwise adversely affect the ability of the Company to comply with regulatory requirements. Failure to comply with regulatory requirements could have a material adverse effect on the Company.

  CLIA Regulations

     The use of the Company's products in the United States is subject to CLIA, which provides for federal regulation of laboratory testing, an activity also regulated by most states. Laboratories either must obtain a registration certificate from the HCFA, register with an approved accreditation agency or obtain a state license in a state with a federally approved license program. The CLIA regulations seek to ensure the quality of medical testing and generally took effect in September 1992 with a two year phase-in of certain requirements. The three primary mechanisms to accomplish this goal are daily quality control requirements to ensure the accuracy of laboratory devices and procedures, proficiency testing to measure testing accuracy and personnel standards to assure appropriate training and experience for laboratory workers. CLIA categorizes tests as "waived," or as being "moderately complex" or "highly complex" on the basis of specific criteria.

     Prior to January 1996, the L-D-X System, including the Company's current cassettes, was categorized under CLIA as moderately complex. In January 1996, the L-D-X System and the TC, HDL, triglycerides and glucose tests in any combination were reclassified as waived under CLIA. CLIA waiver allows health care providers to use the L-D-X System at a lower cost. Under the waived classification, users of the L-D-X System are only required to obtain a certificate of waiver from HCFA and pay a $100 fee, and are not required to comply with the CLIA requirements otherwise applicable to individual diagnostic tests. This certificate must be renewed every two years. The Company provides United States purchasers of its products with the documentation, systems and support necessary to comply with CLIA. In order to successfully commercialize tests that are currently under development, the Company believes that it will be critical to obtain waived classification for such tests under CLIA. There can be no assurance that any new tests developed by the Company will qualify for waived classification. Any failure of the new tests to obtain waived status under CLIA will adversely impact the Company's ability to commercialize such tests, which could have a material adverse effect on the Company's business, financial condition and results of operations. If the Company does not receive CLIA waiver for any of its products in development, the Company may choose to market such products in the United States as moderately complex products and/or market such products outside of the United States. These decisions will be made on a product-by-product basis. In addition, there can be no assurance that any future amendment of CLIA or the promulgation of additional regulations impacting laboratory testing will not have an adverse effect on the Company's ability to market the L-D-X System. If CLIA regulations were modified in a manner that reduced regulatory requirements and burdens faced by competitive products, certain competitive advantages of the L-D-X System's waived status could be reduced or eliminated. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Operating Results -- Government Regulation."

THIRD PARTY REIMBURSEMENT

     In the United States, health care providers, such as hospitals and physicians, that purchase products such as the L-D-X System and single use test cassettes, generally rely on third party payors, including private health insurance plans, federal Medicare, state Medicaid and managed care organizations, to reimburse all or part of the cost of the procedure in which the product is being used. The Company's ability to commercialize its products successfully in the United States will depend in part on the extent to which reimbursement for the costs of tests performed with the L-D-X System and related treatment will be available from government health authorities, private health insurers and other third party payors. Third party payors can affect the pricing or the relative attractiveness of the Company's products by regulating the maximum amount of reimbursement provided by such payors for testing services. Reimbursement is currently not available for certain uses of the Company's products in particular circumstances. Tests performed in the health promotion market are generally not subject to reimbursement. Third party payors are increasingly scrutinizing and challenging the prices charged for medical products and services. Decreases in reimbursement amounts for tests performed using the Company's products may decrease amounts physicians and other practitioners are able to charge patients, which in turn may adversely affect the Company's ability to sell its products on a profitable basis. In addition, certain health care providers are moving toward a managed care system in which such providers contract to provide comprehensive health care for a fixed cost per patient. Managed care providers are attempting to control the cost of health care by authorizing fewer elective procedures, such as the screening of blood for chronic diseases. The Company is unable to predict what changes will be made in the reimbursement methods utilized by third party payors. Inability of healthcare providers to obtain reimbursement from third party payors, or changes in third party payors' policies toward reimbursement of tests employing the Company's products, could have a material adverse effect on the Company's business, financial condition and results of operations. Given the efforts to control and reduce health care costs in the United States in recent years, there can be no assurance that currently available levels of reimbursement will continue to be available in the future for the Company's existing products or products under development.

     Effective October 1, 1991, HCFA adopted regulations providing for the inclusion of capital related costs in the prospective payment system for hospital inpatient services under which most hospitals are reimbursed by Medicare on a per diagnosis basis at fixed rates unrelated to actual costs, based on DRGs. Under this system of reimbursement, equipment costs generally will not be reimbursed separately, but rather will be included in a single, fixed rate, per patient reimbursement. These regulations are being phased in over a ten year period. Recently enacted Medicare reform legislation requires HCFA to implement a prospective payment system for outpatient hospital services by 1999 as well. This system might also provide for a per-patient fixed rate reimbursement for outpatient department capital costs. Although the full implications of these changes cannot be known, the Company believes that the regulations will place more pressure on hospitals' operating margins, causing them to limit capital expenditures. These regulations could have an adverse effect on the Company if hospitals decide to defer obtaining medical equipment as a result of any such limitation on their capital expenditures. The recent Medicare legislation also requires HCFA to adopt uniform coverage and administration policies for laboratory tests. The Company is unable to predict what adverse impact on the Company, if any, additional government regulations, legislation or initiatives or changes by other payors affecting reimbursement or other matters that may influence decisions to obtain medical equipment may have.

     The Company believes that the escalating cost of medical products and services has led to and will continue to lead to increased pressures on the health care industry, both foreign and domestic, to reduce the cost of products and services, including products offered by the Company. In addition, market acceptance of the Company's products in international markets is dependent, in part, upon the availability of reimbursement within prevailing health care payment systems. Reimbursement and health care payment systems in international markets vary significantly by country, and include both government sponsored health care and private insurance. There can be no assurance in either United States or foreign markets that third party reimbursement and coverage will be available or adequate, that current reimbursement amounts will not be decreased in the future or that future legislation, regulation, or reimbursement policies of third party payors will not otherwise adversely affect the demand for the Company's products or its ability to sell its products on a profitable basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Operating Results -- Uncertainty Relating to Third Party Reimbursement."

PRODUCT LIABILITY AND INSURANCE

     The sale of the Company's products entails risk of product liability claims. The medical testing industry has historically been litigious, and the Company faces financial exposure to product liability claims in the event that use of its products results in personal injury. The Company also faces the possibility that defects in the design or manufacture of its products might necessitate a product recall. There can be no assurance that the Company will not experience losses due to product liability claims or recalls in the future. The Company currently maintains product liability insurance, but there can be no assurance that the coverage limits of the Company's insurance policies will be adequate. Such insurance is expensive, difficult to obtain and no assurance can be given that product liability insurance can be maintained in the future on acceptable terms, or in sufficient amounts to protect the Company against losses due to liability, or at all. An inability to maintain insurance at an acceptable cost or to otherwise protect against potential product liability could prevent or inhibit the continued commercialization of the Company's products. In addition, a product liability claim in excess of relevant insurance coverage or a product recall could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company has liability insurance covering its property and operations with coverage and deductible amounts and exclusions which the Company believes are customary for companies of its size in its industry. However, there can be no assurance that the Company's current insurance coverage is adequate or that it will be able to maintain insurance at an acceptable cost or otherwise to protect against liability. See "Risk Factors -- Risk of Product Liability; Product Liability Insurance May Be Insufficient or Unavailable."

EMPLOYEES

     As of March 31, 1998, the Company employed 141 full time employees. There were 31 employees in sales and marketing, 10 employees in administration, 83 employees in manufacturing and 17 employees in research and development. The Company seeks to attract and retain skilled and experienced employees, although there can be no assurance that it will continue to do so in the future. The loss of key personnel or the inability to hire or retain qualified personnel could have a material adverse effect on the Company's business, financial condition and results of operations. None of the Company's employees is covered by a collective bargaining agreement, and management considers relations with employees to be good.

EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth certain information concerning the executive officers of the Company as of March 31, 1998:

             NAME               AGE                          POSITION
             ----               ---                          --------
Warren E. Pinckert II.........  54    President, Chief Executive Officer and Director
Andrea J. Tiller..............  40    Vice President of Finance, Chief Financial Officer,
                                        Treasurer and Secretary
Steven L. Barbato.............  48    Vice President of Operations
Gary E. Hewett................  46    Vice President and Chief Scientific Officer
Mark J. Kussman...............  50    Vice President of Sales and Marketing

     Warren E. Pinckert II has served as President, Chief Executive Officer and a director of the Company since June 1993. Mr. Pinckert served as Executive Vice President of Operations of the Company from 1991 to June 1993 and as Chief Financial Officer and Vice President of Business Development of the Company from 1989 to June 1993. Mr. Pinckert also served as Secretary of the Company from 1989 to January 1997. Prior to joining the Company, Mr. Pinckert was Chief Financial Officer of Sunrise Medical Inc., an international durable medical equipment manufacturer, from 1983 to 1989. Mr. Pinckert also serves on the Board of Directors of PacifiCare Health Systems, Inc., a managed care organization. Mr. Pinckert earned a B.S. in Accounting and a M.B.A. from the University of Southern California and is a certified public accountant.

     Andrea J. Tiller has served as Vice President of Finance, Chief Financial Officer and Treasurer since joining the Company in November 1996. Ms. Tiller has also served as Secretary of the Company since January 1997. From March 1996 to November 1996, Ms. Tiller was an independent management consultant. From September 1994 to December 1995, Ms. Tiller was Director of Corporate Planning at Target Therapeutics Inc., a medical device manufacturer and currently a division of Boston Scientific Corporation. From 1991 to September 1994, Ms. Tiller was employed as Business Planning Manager of SynOptics Communications, Inc., a computer networking company now known as Bay Networks Inc. Prior to joining SynOptics Communications, Inc., Ms. Tiller served as a Senior Marketing Research Specialist at E.I. du Pont de Nemours and Company and has twice owned and operated consulting practices in the areas of business strategy and development. Ms. Tiller earned a B.A. in Economics from Stanford University and a M.B.A. from the San Francisco State University Graduate School of Business.

     Steven L. Barbato has served as Vice President of Operations of the Company since September 1997. Prior to that Mr. Barbato served as Vice President of Manufacturing of the Company from 1992. From 1990 to 1992, Mr. Barbato served as Vice President of Operations of the Pandex Division of Baxter Diagnostics, Inc. ("Baxter Diagnostics"), a biotechnical instrument and reagent development company and served in other capacities at Baxter Diagnostics from January 1992 to May 1992. From 1989 to 1990, Mr. Barbato served as

Director of Manufacturing for the Paramax Chemistry Division of Baxter Diagnostics, a manufacturer of automated whole blood analyzers. From 1987 to 1989, Mr. Barbato was employed as Manager of Manufacturing by the Pandex Division of Baxter Diagnostics. Mr. Barbato earned a B.S. in Chemical Engineering from Northeastern University and a M.B.A. from Xavier University.

     Gary E. Hewett, a co-founder of the Company, has served as Vice President and Chief Scientific Officer of the Company since October 1997. Prior to that Mr. Hewett was Vice President of Research and Development of the Company from its inception in 1988. From 1985 to 1988, Mr. Hewett was employed by Genelabs Technologies, Inc., a biopharmaceutical company, as Vice President of Diagnostics. Prior to 1985, Mr. Hewett was employed in a variety of management and technical positions at the following companies: Cetus Corporation, a biotechnology firm, from 1983 to 1985; Molecular Design, Inc., a computer software company, from 1980 to 1983; Beckman Instruments, Inc., a clinical instrument company, from 1978 to 1983; and Durrum Instrument (Dionics), an analytical instrument firm, from 1975 to 1978. Mr. Hewett earned a B.A. in Neurophysiology from the University of California, Berkeley.

     Mark J. Kussman has served as Vice President of Sales and Marketing of the Company since August 1996. From June 1994 to June 1996, Mr. Kussman served as Vice President of Sales and Marketing of Medical Analysis Systems, Inc., a manufacturer of controls and blood chemistry reagents. From 1991 to June 1994, Mr. Kussman served as Marketing Manager for the Syva division of Syntex Corporation, a manufacturer of drug abuse detection, therapeutic drug monitoring and infectious disease detection systems. From 1988 to 1990, Mr. Kussman was employed as U.S. Marketing Manager by the Diagnostics Division of Abbott Laboratories. Mr. Kussman earned a B.S. in Marketing Management from Southern Illinois University and a M.B.A. from St. Louis University.

ITEM 2. PROPERTIES

     The Company leases a facility in Hayward, California of approximately 40,300 square feet. The Company's facility contains approximately 8,000 square feet of laboratory space, 10,000 square feet of manufacturing space and the balance is devoted to sales, marketing administrative and common areas. The Company's lease on the facility expires in the year 2000 with an option to renew the lease for three years at 90% of the then current market rate. The Company is currently seeking additional space for offsite storage. See
"Business -- Manufacturing."

ITEM 3. LEGAL PROCEEDINGS

     From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business. As of the date of this Annual Report on Form 10-K, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                    PART II

ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "CTEC." The following table sets forth the quarterly high and low sale prices per share of the Common Stock.

                      FISCAL YEAR 1997                         HIGH     LOW
                      ----------------                        ------   ------
First Quarter...............................................  $ 7.50   $ 5.25
Second Quarter..............................................    6.63     4.13
Third Quarter...............................................    6.13     4.88
Fourth Quarter..............................................    6.50     4.88

                      FISCAL YEAR 1998                         HIGH     LOW
                      ----------------                        ------   ------
First Quarter...............................................  $ 6.25   $ 4.75
Second Quarter..............................................   12.25     5.63
Third Quarter...............................................   15.38     9.00
Fourth Quarter..............................................   16.13    10.75

     On March 27, 1998, there were approximately 274 holders of record of the Company's Common Stock.

     The Company has never declared or paid cash dividends on its capital stock. The Company currently expects to retain future earnings, if any, to finance the growth and development of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the Company's Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K and the exhibits hereto. The statement of operations data set forth below for the fiscal years ended March 31, 1998, 1997 and 1996 and the balance sheet data as of March 31, 1998 and 1997 are derived from financial statements of the Company that have been audited by Price Waterhouse LLP, independent accountants, and are included elsewhere in this Annual Report on Form 10-K and the exhibits hereto. The statement of operations data for the fiscal years ended March 31, 1995 and 1994 and the balance sheet data as of March 31, 1996, 1995 and 1994 are derived from financial statements of the Company that have been audited by Price Waterhouse LLP and are not included herein. The historical results are not necessarily indicative of results to be expected in future periods.

                                                            YEAR ENDED MARCH 31,(1)
                                              ----------------------------------------------------
                                                1998       1997       1996       1995       1994
                                              --------   --------   --------   --------   --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Revenues..................................  $ 21,664   $ 12,861   $  6,873   $  4,038   $  3,029
  Cost of products sold.....................    10,513      6,957      4,481      4,035      5,434
                                              --------   --------   --------   --------   --------
  Gross profit (loss).......................    11,151      5,904      2,392          3     (2,405)
                                              --------   --------   --------   --------   --------
  Operating expenses:
     Sales and marketing....................     5,380      4,108      3,305      2,870      3,168
     Research and development...............     2,224      1,341        731        757      2,263
     General and administrative.............     2,087      1,537      1,246      1,663      1,438
                                              --------   --------   --------   --------   --------
       Total operating expenses.............     9,691      6,986      5,282      5,290      6,869
                                              --------   --------   --------   --------   --------
  Income (loss) from operations.............     1,460     (1,082)    (2,890)    (5,287)    (9,274)
  Interest income, net......................       569        273        144        243        364
                                              --------   --------   --------   --------   --------
  Income (loss) before taxes................     2,029       (809)    (2,746)    (5,044)    (8,910)
  Provision for income taxes................        41         --         --         --         --
                                              --------   --------   --------   --------   --------
  Net income (loss).........................  $  1,988   $   (809)  $ (2,746)  $ (5,044)  $ (8,910)
                                              ========   ========   ========   ========   ========
  Net income (loss) per share:
     Basic..................................  $   0.18   $  (0.08)  $  (0.34)  $  (0.63)  $  (1.14)
                                              ========   ========   ========   ========   ========
     Diluted................................  $   0.17   $  (0.08)  $  (0.34)  $  (0.63)  $  (1.14)
                                              ========   ========   ========   ========   ========
  Shares used to compute net income (loss)
     per share(2):
     Basic..................................    11,289     10,382      8,042      7,954      7,791
                                              ========   ========   ========   ========   ========
     Diluted................................    11,905     10,382      8,042      7,954      7,791
                                              ========   ========   ========   ========   ========

                                                                   MARCH 31,
                                              ----------------------------------------------------
                                                1998       1997       1996       1995       1994
                                              --------   --------   --------   --------   --------
                                                                 (IN THOUSANDS)
BALANCE SHEET DATA:
  Cash, cash equivalents and marketable
     securities.............................  $ 14,751   $ 14,009   $  4,111   $  5,230   $ 11,058
  Working capital...........................    17,662     16,124      4,442      5,929      9,239
  Total assets..............................    25,788     21,087      9,645     10,041     15,685
  Long term obligations.....................        --         --        810         44         54
  Accumulated deficit.......................   (48,483)   (50,471)   (49,662)   (46,916)   (41,872)
  Shareholders' equity......................    21,446     18,703      5,982      8,513     13,412

---------------
(1) The Company's fiscal year is a 52-53 week period ending on the last Friday in March, and its first three fiscal quarters end on the Friday nearest the end of the calendar quarter. All fiscal years referenced in this Annual Report on Form 10-K consisted of 52 weeks, except fiscal 1995, which consisted of 53 weeks. For convenience, the Company has indicated in this Annual Report on Form 10-K that its fiscal year ends on March 31 and refers to the fiscal years ending March 27, 1998, March 28, 1997 and March 29, 1996 as fiscal 1998, fiscal 1997 and fiscal 1996, respectively.

(2) See Note 1 of Notes to Financial Statements for an explanation of shares used to compute net income (loss) per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains forward looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors discussed below, including under "General" and "Factors Affecting Future Operating Results." These forward looking statements include, but are not limited to, the statement under "General" regarding the Company's expectation of continuing to incur negative cash flows, the statement under "Revenues" regarding the Company's expectation that international revenues may increase in dollar amount but decrease as a percentage of total revenues, the statement under "Sales and Marketing" regarding the Company's expectation that sales and marketing expenses will increase, the statement under "Research and Development" regarding the development of new test cassettes and the Company's anticipation that research and development expenditures will increase, and the statement in the third paragraph under "Liquidity and Capital Resources" regarding the length of time that the Company's resources will be sufficient to meet its capital requirements and the statements in "Factors Affecting Future Operating Results."

GENERAL

     The Company develops, manufactures and markets the Cholestech L-D-X System which performs near-patient diagnostic screening and therapeutic monitoring for the management of prevalent chronic diseases (preventive care testing). The L-D-X System is capable of measuring multiple analytes simultaneously with a single drop of whole blood within five minutes. The Company currently markets the L-D-X System, including the L-D-X Analyzer and a variety of single use test cassettes, to the physician office laboratory (POL), pharmacy and health promotion markets, in the United States and internationally. Despite recording net income in fiscal 1998, the Company has experienced significant operating losses prior to fiscal 1998 and, as of March 31, 1998, had an accumulated deficit of $48.5 million. The L-D-X System, including the L-D-X Analyzer (the Company's only product platform) and single use test cassettes, will continue to account for substantially all of the Company's revenues for the foreseeable future. In order for the Company to increase revenues, sustain profitability and maintain positive cash flows from operations, the L-D-X System must continue to gain market acceptance among health care providers, particularly in POLs and pharmacies, to which the Company has made only limited sales to date. The Company is developing certain additional tests designed to extend the capabilities of the L-D-X System. The Company believes that its future growth will depend, in part, upon its ability to complete development of and successfully introduce these new tests. The Company may incur negative cash flows from operations as it expands manufacturing capacity for existing and new test cassettes, increases product research and development efforts for new test cassettes, and expands sales and marketing activities and pursues regulatory clearances and approvals. The development and commercialization of new tests will require additional development, sales and marketing, manufacturing and other expenditures. The required level and timing of such expenditures will have an impact on the Company's ability to maintain profitability and positive cash flows from operations. The Company expects its product mix to change from time to time, and these changes will affect the Company's revenues and operating results. For example, the Company has recently entered the POL and pharmacy markets. In its limited experience, the Company generally has found that these markets use a higher proportion of lipid profile cassettes for therapeutic monitoring purposes, which test cassettes typically have higher selling prices and associated gross margins than the Company's other tests. However, the Company has also experienced a relatively lower rate of testing per day in these markets than in the health promotion market.

RESULTS OF OPERATIONS

  Fiscal 1998 and Fiscal 1997

     Revenues. The Company's revenues increased 68.4% to $21.7 million in fiscal 1998 from $12.9 million in fiscal 1997. The increase in revenues reflected increased unit sales of single use test cassettes and L-D-X Analyzers to health care providers in the POL, pharmacy and health promotion markets.

     International revenues represented 14.2% and 9.7% of revenues in fiscal 1998 and fiscal 1997, respectively. The Company expects that the dollar amount and proportion of international revenues may fluctuate from period to period.

     Cost of Products Sold. Cost of products sold includes direct labor, direct material, overhead and royalties. Cost of products sold increased 51.1% to $10.5 million in fiscal 1998 from $7.0 million in fiscal 1997, primarily as a result of increased unit sales of single use test cassettes and L-D-X Analyzers. Gross margin was 51.5% and 45.9% in fiscal 1998 and 1997, respectively. The improvement in gross margin was primarily attributable to increased volume of single use test cassettes manufactured and sold without corresponding percentage increases in manufacturing costs, improving the absorption of manufacturing overhead and reducing unit costs.

     The Company has licensed certain technology used in the manufacturing of certain of its products. A related agreement, which expires in 2006, requires the Company to pay a royalty of 2.0% on net sales of the applicable products. Total royalty expense in fiscal 1998 and 1997 was $562,000 and $551,000, respectively, and such amounts were charged to cost of products sold.

     Sales and Marketing. Sales and marketing expense includes salaries, commissions, bonuses, expenses for outside services related to marketing programs and travel expenses. Sales and marketing expense increased 31.0% to $5.4 million in fiscal 1998 from $4.1 million in fiscal 1997. This increase was primarily attributable to continued expansion of the Company's domestic sales and marketing programs, increased expenses related to greater penetration of the POL and pharmacy markets and the initiation of an employee cash bonus program. Sales and marketing expense fell to 24.8% of revenues in fiscal 1998 from 31.9% in fiscal 1997, primarily due to higher revenues which more than offset increased sales and marketing expenditures. The Company anticipates that the dollar amount of sales and marketing expense will increase in future periods as the Company continues to expand sales and marketing activities, particularly in the POL and pharmacy markets.

     Research and Development. Research and development expense includes salaries, bonuses, expenses for outside services, supplies and amortization of capital equipment. Research and development expense increased 65.8% to $2.2 million in fiscal 1998 from $1.3 million in fiscal 1997. This increase was primarily attributable to continued development of new single use test cassettes and a related increase in headcount. Research and development expense as a percentage of revenues remained relatively constant at 10.3% in fiscal 1998 compared to 10.4% in fiscal 1997. The Company is currently developing additional tests for diagnostic screening and therapeutic monitoring of osteoporosis, liver damage, cardiovascular disease and diabetes. These new tests are in various stages of development, and the Company will be required to undertake time consuming and costly development activities and seek regulatory approval for these new tests before such tests can be marketed. The Company believes that revenue growth, if any, and future operating results will depend, in part, upon completing development of and successfully introducing these tests. The Company currently anticipates that the dollar amount of research and development expense will increase significantly in future periods as costs associated with product development and manufacturing scale up efforts for new cassettes are incurred.

     General and Administrative. General and administrative expense includes compensation, benefits and expenses for outside services. General and administrative expense increased 35.8% to $2.1 million in fiscal 1998 from $1.5 million in fiscal 1997. This increase resulted primarily from professional services and the initiation of an employee cash bonus program. General and administrative expenses fell to 9.6% of revenues in fiscal 1998 from 12.0% in fiscal 1997 due to higher revenues which more than offset increased general and administrative expenditures.

     Interest Income. Interest income reflects income from the investment of cash balances and marketable securities. Interest income rose 10.4% to $571,000 in fiscal 1998 from $517,000 in fiscal 1997. This increase was primarily the result of higher average amounts invested in cash equivalents and marketable securities in fiscal 1998 over fiscal 1997.

     Interest Expense. Interest expense is incurred on capital lease financings. Interest expense fell to $2,000 in fiscal 1998 from $244,000 in fiscal 1997. This decline resulted primarily from lower outstanding balances under capital leases in fiscal 1998 and a prepayment penalty of $112,000 incurred when the Company retired its long term debt in the second quarter of fiscal 1997.

     Income Taxes. The Company has significant net operating loss carryforwards ("NOLs") and tax credit carryforwards. The $41,000 provision for income taxes in fiscal 1998 represented the estimated federal and state alternative minimum taxes payable, reduced for the utilization of NOLs and tax credit carryforwards, resulting in an effective tax rate for fiscal 1998 of 2.0%. Management expects to utilize NOL and other tax carryforward amounts to the extent income is earned in fiscal 1999 and beyond. Therefore, the Company's effective tax rate should continue to be substantially less than the applicable statutory rates. As of March 31, 1998, the Company had NOL carryforwards available to reduce future taxable income for federal and state income tax purposes of $44.4 million and $18.8 million, respectively. Additionally, the Company had research and development credit carryforwards available to reduce income taxes for federal and state income tax purposes of $1.6 million and $589,000, respectively. The Company has historically experienced significant operating losses and operates in an industry subject to rapid technological changes. Therefore, management believes there is sufficient uncertainty regarding the Company's ability to generate future taxable income and utilize these NOL and tax credit carryforwards such that a full valuation allowance for deferred tax assets was required at March 31, 1998.

     As a result of a change in ownership which occurred in May 1990, there is an annual limitation of approximately $1.5 million for federal and state income tax purposes on the combined use of approximately $6.1 million of federal NOLs and the use of $550,000 of federal and state tax credit carryforwards. Additionally, as a result of the Company's public offering in December 1992, NOLs and tax credit carryforwards incurred prior to December 1992 are subject to an annual limitation of $5.5 million for federal and state income tax purposes on the combined use of $26.2 million of federal and $4.5 million of state NOLs, and the use of $1.2 million of federal and $379,000 of state tax credit carryforwards. If the amounts of these limitations are not utilized in a particular year, the amount not utilized increases the limitation in the subsequent year.

  Fiscal 1997 and Fiscal 1996

     Revenues. The Company's revenues increased 87.1% to $12.9 million in fiscal 1997 from $6.9 million in fiscal 1996. The increase in revenues reflected increased unit sales of single use test cassettes and L-D-X Analyzers to health care providers in the POL and health promotion markets. International revenues represented 9.7% and 19.3% of revenues in fiscal 1997 and fiscal 1996, respectively.

     Cost of Products Sold. Cost of products sold increased 55.3% to $7.0 million in fiscal 1997 from $4.5 million in fiscal 1996, primarily as a result of increased unit sales of single use test cassettes and L-D-X Analyzers. Gross margin was 45.9% and 34.8% in fiscal 1997 and 1996, respectively. The improvement in gross margin was primarily attributable to improved cassette manufacturing yields and growth in the volume of single use test cassettes and L-D-X Analyzers sold, without corresponding percentage increases in manufacturing costs.

     Sales and Marketing. Sales and marketing expense increased 24.3% to $4.1 million in fiscal 1997 from $3.3 million in fiscal 1996. This increase was primarily attributable to continued expansion of the Company's domestic sales and marketing organization, the launch of sales and marketing efforts directed at the POL market, increased commissions associated with increased revenues and, to a lesser extent, participation in domestic conferences and trade shows. Sales and marketing expense fell to 31.9% of revenues in fiscal 1997 from 48.1% in fiscal 1996 due to higher revenues which more than offset increased sales and marketing expenditures.

     Research and Development. Research and development expense increased 83.4% to $1.3 million in fiscal 1997 from $731,000 in fiscal 1996. This increase was primarily attributable to continued development of new single use test cassettes and a related increase in headcount. Research and development expense as a percentage of revenues decreased slightly to 10.4% in fiscal 1997 from 10.6% in fiscal 1996 due to higher revenues which more than offset increased research and development expenditures.

     General and Administrative. General and administrative expense increased 23.4% to $1.5 million in fiscal 1997 from $1.2 million in fiscal 1996. The increase resulted primarily from higher professional fees relating to recruitment of key personnel, legal fees relating to business development efforts and an increased investment in the Company's information systems. General and administrative expenses fell to 12.0% of total revenues in fiscal 1997 from 18.1% in fiscal 1996 due to higher revenues which more than offset increased general and administrative expenditures.

     Interest Income. Interest income rose 82.0% to $517,000 in fiscal 1997 from $284,000 in fiscal 1996. This increase was primarily the result of higher average amounts invested in cash equivalents and marketable securities resulting from the investment of the proceeds of the Company's June 1996 public offering.

     Interest Expense. Interest expense increased 74.3% to $244,000 in fiscal 1997 from $140,000 in fiscal 1996. The increase in interest expense in fiscal 1997 resulted primarily from a prepayment penalty of $112,000 incurred when the Company retired its long term debt in the second quarter of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations primarily through the sale of equity securities and, more recently, from positive cash flows from operations. From inception to March 31, 1998, the Company raised $69.0 million in net proceeds from equity financings. As of March 31, 1998, the Company had $14.8 million of cash, cash equivalents and short-term marketable securities. In addition to these amounts, the Company has available a $3.0 million revolving bank line of credit agreement. While the agreement is in effect, the Company is required to deposit assets with a collective value, as defined in the line of credit agreement, equivalent to no less than 100% of the outstanding principal balance. Amounts outstanding under the line of credit bear interest at the bank's prime rate. The line of credit agreement expires on November 30, 1998. As of March 31, 1998, there were no borrowings outstanding under the line of credit.

     Net cash provided by operating activities was $2.1 million during fiscal 1998, compared to net cash used in operating activities of $1.0 million during fiscal 1997. In fiscal 1998, an improvement in operating results was the primary factor contributing to cash provided by operating activities. In fiscal 1997, the net loss and increases in accounts receivable and inventory were the primary factors contributing to cash used in operating activities. Net cash used in investing activities of $3.7 million in fiscal 1998 and $5.2 million in fiscal 1997 resulted from the Company's net purchases of marketable securities and property and equipment. Net cash provided by financing activities in fiscal 1998 of $666,000 reflected the issuance of Common Stock pursuant to the employee stock purchase plan and the stock incentive program. Net cash provided by financing activities in fiscal 1997 of $11.9 million, reflected the issuance of Common Stock, primarily pursuant to the Company's June 1996 public offering, partially offset by repayment of short term bank borrowings and long term debt. The Company intends to expend substantial funds for capital expenditures related to expansion of its manufacturing capacity, research and development, including expansion of its product line and enhancement of its current products, expansion of sales and marketing activities and other working capital and general corporate purposes.

     On April 29, 1998, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission for the sale of up to 3,000,000 shares of Common Stock by the Company (plus an option to the underwriters for the purchase of an additional 450,000 shares to cover over-allotments, if any). Although the Company believes that the Company's cash, cash equivalents, marketable securities, cash flows anticipated to be generated by future operations and available bank borrowings under an existing line of credit, together with the proceeds of the offering proposed in its April 29, 1998 Registration Statement, will be sufficient to meet its capital requirements for the foreseeable future, there can be no assurance that the Company will not require additional financing. For example, the Company may be required to expend greater than anticipated funds if unforeseen difficulties arise in expanding manufacturing capacity for existing cassettes or in the course of completing required additional development, obtaining necessary regulatory approvals, obtaining waived status under CLIA or introducing or scaling up manufacturing for new tests. The Company's future liquidity and capital requirements will depend upon numerous additional factors, including: the costs and timing of expansion of manufacturing capacity; the number and type of new tests the Company seeks to develop; the success of these development efforts; the costs and timing of expansion of sales and marketing activities; the extent to which the Company's existing and new products gain market acceptance; competing technological and market developments; the progress of commercialization efforts of the Company's distributors; the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights; developments related to regulatory and third party reimbursement matters and CLIA; and other factors. In the event that additional financing is needed, the Company may seek to raise additional funds through public or private financing, collaborative relationships or other arrangements. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its technologies, products or marketing territories. The failure of the Company to raise capital on acceptable terms when needed could have a material adverse effect on the Company's business, financial condition and results of operations. See "-- Factors Affecting Future Operating Results -- Possible Future Capital Requirements; Uncertainty of Additional Funding."

     New Accounting Pronouncements. In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements that is displayed with the same prominence as other financial statements for fiscal years beginning after December 15, 1997. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources, including unrealized gains and losses on available-for-sale securities. Reclassification of financial statements for earlier periods is required. The Company will adopt SFAS No. 130 in fiscal 1999 and does not expect such adoption to have a material impact on its financial condition or results of operations.

     In June 1997, FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement establishes standards for the way companies report information about operating segments in annual financial statements for fiscal years beginning after December 15, 1997. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt SFAS No. 131 in fiscal 1999. Because SFAS No. 131 only addresses disclosure and reporting issues, its adoption will not have a material impact on the Company's financial statements.

FACTORS AFFECTING FUTURE OPERATING RESULTS

     UNCERTAINTY OF MARKET ACCEPTANCE OF THE L-D-X SYSTEM. The Cholestech L-D-X System, including the L-D-X Analyzer (the Company's only product platform) and single use test cassettes, will continue to account for substantially all of the Company's revenues for the foreseeable future. In order for the Company to increase revenues, sustain profitability and maintain positive cash flows from operations, the L-D-X System must continue to gain market acceptance among health care providers, particularly physician office laboratories (POLs) and pharmacies, to which the Company has made only limited sales to date. Physicians, pharmacists and other health care providers are not likely to use the L-D-X System unless they determine that it is an attractive alternative to other means of diagnostic screening or therapeutic monitoring of chronic diseases. Such determination will depend, in part, upon the L-D-X System's accuracy, ease of use, rapid test time, reliability and cost effectiveness, as well as the availability and amount of third party reimbursement. Even if the advantages of the L-D-X System in diagnosing and monitoring patients with chronic diseases are established, health care providers may elect not to purchase and use the L-D-X System for any number of reasons. For example, physicians and other health care providers may not change their established means of having such tests performed or may not make the necessary investment to purchase the L-D-X Analyzer. In addition, the growing prevalence of managed care may adversely affect the POL market. A growing number of physicians are salaried employees and have no financial incentive to perform testing. Many managed care organizations have contracts with laboratories which require participating or employed physicians to send patient specimens to contracted laboratories. Finally, physicians are under growing pressure by Medicare and other third party payors to limit their testing to "medically necessary" tests. Market acceptance of the L-D-X System by pharmacists will in part depend on the continued availability and amount of reimbursement to them for performing tests on the L-D-X System. Even if the Company is successful in continuing to place L-D-X Analyzers at POLs, pharmacies and other near-patient testing sites, there can be no assurance that placement of L-D-X Analyzers will result in sustained demand for the Company's single use test cassettes. As a result, there can be no assurance that demand for the L-D-X System will be sufficient to sustain revenues and profits from operations. Because the L-D-X System currently represents the Company's sole product focus, the Company could be required to cease operations if the L-D-X System does not achieve and maintain a significant level of market acceptance. See "Business -- Market Overview," "-- Products and Products Under Development," "-- Sales and Marketing" and "-- Third Party Reimbursement."

     HISTORY OF LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY; FLUCTUATIONS IN OPERATING RESULTS. Historically, the Company has experienced significant operating losses and negative cash flows from operations and, as of March 31, 1998, had an accumulated deficit of $48.5 million. The Company's first profitable quarter was the first quarter of fiscal 1998, and its first profitable year was fiscal 1998. The Company's ability to maintain its recent profitability and positive cash flows from operations will depend, in part, upon continued commercialization of existing product offerings, of which there can be no assurance. The Company's ability to maintain profitability and positive cash flows from operations will also depend upon the level and timing of research and development expenditures and the Company's ability to complete the development of and successfully introduce and market additional tests.

     The Company may experience significant fluctuations in revenues and results of operations on a quarter to quarter basis in the future. Quarterly operating results will fluctuate due to numerous factors, including: (i) the timing and level of market acceptance of the L-D-X System; (ii) the timing of the introduction and availability of new tests; (iii) the timing and level of expenditures associated with development activities; (iv) the timing and level of expenditures associated with expansion of sales and marketing activities and overall operations; (v) the Company's ability to cost-effectively expand cassette manufacturing capacity and maintain consistently acceptable yields in the manufacture of cassettes; (vi) variations in manufacturing efficiencies;
(vii) the timing of establishment of strategic distribution arrangements and the success of the activities conducted under such arrangements; (viii) changes in demand for its products based on changes in third party reimbursement, competition, changes in government regulation and other factors; (ix) the timing of significant orders from and shipments to customers; (x) product pricing and discounts; (xi) variations in the mix of products sold; and (xii) general economic conditions. These factors are difficult to forecast, and these or other factors could have a material adverse effect on the Company's business, financial condition and results of operations. Fluctuations in quarterly demand for the Company's products may adversely affect the continuity of the Company's manufacturing operations, increase uncertainty in operational planning and/or affect cash flows from operations. The Company's expenses are based in part on the Company's expectations as to future revenue levels and to a large extent are fixed in the short term. As a result, if actual revenues do not meet expectations, the Company's ability to adjust spending levels in the short term will be limited and its business, financial condition and results of operations could be materially adversely affected. In addition, as a result of these fluctuations, it is likely that in some future period the Company's results will not meet the expectations of public market security analysts or investors. In such event, the trading price of the Common Stock could be materially adversely affected.

     DEPENDENCE ON DEVELOPMENT, INTRODUCTION AND MARKET ACCEPTANCE OF NEW
TESTS. The Company is at various stages of development of tests designed to extend the capabilities of the L-D-X System. The Company believes that its revenue growth and future operating results will depend, in part, upon its ability to complete development of and successfully introduce these new tests. The Company will be required to undertake time-consuming and costly development, sales and marketing, manufacturing and other activities, as well as seek regulatory approval for these new tests. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these new tests, that regulatory clearance or approval of any new tests will be granted by the FDA or the CDC (for CLIA waived status) on a timely basis, or at all, that the new tests will adequately meet the requirements of the applicable market or achieve market acceptance or that the Company will be able to achieve and maintain cost efficient, high volume manufacturing capacity for any new tests. In July 1997, the FDA approved the Company's request for clearance to market the Company's BUN/Creatinine single use test cassette pursuant to Section 510(k) of the FDC Act. In September 1997, the Company submitted to the CDC a request for CLIA waiver for the use of the BUN/Creatinine test cassette with the L-D-X System. The CDC has not yet acted upon the Company's request. In order to successfully commercialize the BUN/ Creatinine test cassette or other future tests in the United States, the Company believes it is critical to obtain waived status under CLIA, as to which there can be no assurance. In order to successfully commercialize any new tests, including the BUN/Creatinine test cassette, the Company will be required to establish and maintain reliable, cost-efficient, high-volume manufacturing capacity for such tests. The Company has in the past encountered difficulties in scaling up production of new test cassettes, including problems involving production yields, quality control and assurance, variations and impurities in the raw materials and performance of the manufacturing equipment.

     In May 1996, the Company entered into a development, marketing and licensing agreement with Metra Biosystems to develop an immunoassay cassette incorporating Metra Biosystems' bone resorption technology to be used on the L-D-X System. Metra Biosystems is obligated to purchase $750,000 of additional shares of Common Stock at the then current market price upon the completion of specified milestones by the Company unless Metra Biosystems exercises its right to terminate the agreement, which it may do at any time. There can be no assurance that Metra Biosystems will not terminate the agreement or that Metra Biosystems will purchase any additional Common Stock. If the Company is unable, for technological or other reasons, to complete the development, introduction and scale up of manufacturing of any new tests, if the Company fails to obtain regulatory approval for any such tests on a timely basis or if such new tests do not achieve a significant level of market acceptance, the Company's business, financial condition and results of operations would be materially adversely affected. See "Business -- Products and Products Under Development," "-- Manufacturing" and "-- Government Regulation."

     RISKS ASSOCIATED WITH CASSETTE MANUFACTURING. The Company internally manufactures all of the single use test cassettes that are used with the L-D-X Analyzer. The manufacture of the test cassettes is a highly complex and precise process. Such manufacturing is sensitive to a wide variety of factors, including raw material variations and impurities, manufacturing process variances, manufacturing equipment performance and manufacturing environment contaminants. The Company has in the past experienced lower than expected manufacturing yields that have adversely affected gross margins and delayed product shipments. To the extent that the Company does not maintain acceptable manufacturing yields of test cassettes or experiences product shipment delays, the Company's business, financial condition and results of operations would be materially adversely affected. The Company's cassette manufacturing lines would be costly and time consuming to repair or replace if their operation were interrupted. As the Company's production levels have increased, the Company has been required to use its machinery more hours per day and the down time resulting from equipment failure has increased. The custom nature of much of the Company's manufacturing equipment increases the time required to remedy equipment failures and replace equipment. Furthermore, the Company has a limited number of employees dedicated to the operation and maintenance of the cassette manufacturing equipment, the loss of whom could impact the Company's ability to effectively operate and service such equipment. The interruption of cassette manufacturing operations or the loss of employees dedicated to the cassette manufacturing facility could have a material adverse effect on the Company's business, financial condition and results of operations. The Company manufactures all of the cassettes at its Hayward, California manufacturing facility, and any prolonged inability to utilize such facility as a result of earthquake, fire or otherwise would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company believes that it will be required to expand its manufacturing capacity for new and existing test cassettes. The Company currently operates two manufacturing lines for dry chemistry cassettes. The Company is currently planning and building a third manufacturing line that the Company anticipates will become operational in fiscal 2000. There can be no assurance that such expansion of cassette manufacturing capacity can be completed in a timely fashion, if ever, or that the Company would not need to increase manufacturing capacity sooner. In addition, the custom nature of much of the Company's manufacturing equipment increases the time required to expand manufacturing capacity. The Company also will be required to build a new cassette manufacturing line in order to manufacture the immunoassay test cassettes under development. To date, the Company has not developed the processes and production equipment necessary for an immunoassay cassette manufacturing line. Failure to expand manufacturing capacity for dry chemistry tests or to successfully develop an immunoassay cassette manufacturing line and achieve acceptable yields could lead to an inability to satisfy customer orders and could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Manufacturing."

     DEPENDENCE ON SUPPLIERS. Single source vendors currently provide certain subassemblies, components and raw materials used in the manufacture of the Company's products. Any supply interruption in a single source subassembly, component or raw material could have a material adverse effect on the Company's ability to manufacture products until a new source of supply is identified and qualified. There can be no assurance that the Company will be successful in qualifying additional sources of supply on a timely basis, or at all, and failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, an uncorrected impurity or supplier's variation in a raw material, either unknown to the Company or incompatible with the Company's manufacturing process, could have a material adverse effect on the Company's ability to manufacture products. Because the Company is a small customer of many of its suppliers and purchases its subassemblies, components and materials on a purchase order basis, rather than pursuant to long term commitments, there can be no assurance that the Company's suppliers will devote adequate resources to supplying the Company's needs. Any interruption or reduction in the future supply of any subassemblies, components or raw materials currently obtained from single or limited sources could have a material adverse effect on the Company's business, financial condition and results of operations. See
"Business -- Manufacturing."

     NEED TO MANAGE EXPANDING OPERATIONS. If the Company is successful in achieving and maintaining market acceptance for the L-D-X System, the Company will be required to expand its operations, particularly in the areas of sales and marketing and manufacturing. As the Company expands its operations in these areas, such expansion will likely result in new and increased responsibilities for management personnel and place significant strain upon the Company's management, operating and financial systems and resources. To accommodate any such growth and compete effectively, the Company will be required to implement and improve its information systems, procedures and controls, and to expand, train, motivate and manage its work force. There can be no assurance that the Company's personnel, systems, procedures and controls will be adequate to support the Company's future operations. Any failure to implement and improve the Company's operational, financial and management systems or to expand, train, motivate or manage employees as required by future growth, if any, could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Employees" and "Management."

     LIMITED SALES, MARKETING AND DISTRIBUTION EXPERIENCE; DEPENDENCE ON THIRD PARTY DISTRIBUTORS. In order for the Company to increase revenues and sustain profitability, the L-D-X System must achieve a significant degree of market acceptance among health care providers and third party payors. The Company has only limited experience in marketing and selling to the therapeutic monitoring market in the United States and relies on third party distributors in this market. There can be no assurance that the Company will be able to maintain its existing distribution relationships. The Company also will be required to enter into additional distribution arrangements in order to achieve broader distribution of its products, particularly into the pharmacy market. There can be no assurance that the Company will be able to enter into and maintain such arrangements on a timely basis, if at all. The Company is dependent upon such distributors to assist it in promoting market acceptance of the L-D-X System. It is uncertain whether distributors will devote the resources necessary to provide effective sales and marketing support to the Company. In addition, the Company's distributors may give higher priority to the products of other medical suppliers, thus reducing their efforts to sell the Company's products. If the Company is unable to establish appropriate arrangements with distributors, or if any of the Company's distributors do not promote, market and sell the L-D-X Analyzer and single use test cassettes, the Company's business, financial condition and results of operations could be materially adversely affected. See "Business -- Sales and Marketing" and "-- Strategic Relationships."

     UNCERTAINTY RELATING TO THIRD PARTY REIMBURSEMENT. In the United States, health care providers that purchase products such as the L-D-X System generally rely on third party payors, including private health insurance plans, federal Medicare, state Medicaid and managed care organizations, to reimburse all or part of the cost of the procedure in which the product is being used. The Company's ability to commercialize its products successfully in the United States will depend in part on the extent to which reimbursement for the costs of tests performed with the L-D-X System and related treatment will be available from government health authorities, private health insurers and other third party payors. Third party payors can affect the pricing or the relative attractiveness of the Company's products by regulating the maximum amount of reimbursement provided for testing services. Reimbursement is currently not available for certain uses of the Company's products in particular circumstances. Tests performed in the health promotion market are generally not subject to reimbursement. Third party payors are increasingly scrutinizing and challenging the prices charged for medical products and services. Decreases in reimbursement amounts for tests performed using the Company's products may decrease the amounts that physicians and other practitioners are able to charge patients, which in turn may adversely affect the Company's ability to sell its products on a profitable basis. In addition, certain health care providers are moving toward a managed care system in which such providers contract to provide comprehensive health care for a fixed cost per patient. Managed care providers are attempting to control the cost of health care by authorizing fewer elective procedures, such as the screening of blood for chronic diseases. The Company is unable to predict what changes will be made in the reimbursement methods utilized by third party payors. Inability of health care providers to obtain reimbursement from third party payors or changes in government and third party payors' policies toward reimbursement of tests employing the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, the Company believes that the overall escalating cost of medical products and services has led to and will continue to lead to increased pressures on the health care industry, both domestic and international, to reduce the cost of products and services, including products offered by the Company. Market acceptance of the Company's products in international markets is also dependent, in part, upon the availability of reimbursement within prevailing health care payment systems. Reimbursement and health care payment systems in international markets vary significantly by country and include both government sponsored health care and private insurance. There can be no assurance that third party reimbursement and coverage will be available or adequate in either United States or international markets, that current reimbursement amounts will not be decreased in the future or that future legislation, regulation, or reimbursement policies of third party payors will not otherwise adversely affect demand for the Company's products or the Company's ability to sell its products on a profitable basis, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Third Party Reimbursement."

     Political, economic and regulatory influences are pushing the health care industry in the United States to fundamental change. The Company anticipates that Congress, state legislatures and the private sector will continue to review and assess alternative health care delivery and payment systems. Potential approaches that have been considered include mandated basic health care benefits, controls on health care spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, the creation of large insurance purchasing groups, price controls and other fundamental changes to the health care delivery system. Legislative debate is expected to continue in the future, and market forces are expected to demand reduced costs. The Company cannot predict what impact the adoption of any federal or state health care reform measures, future private sector reform or market forces may have on its business.

     GOVERNMENT REGULATION. The manufacture and sale of diagnostic products, including the L-D-X System, are subject to extensive regulation by numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies. The Company will not be able to commence marketing or commercial sales in the United States of any of the new tests it is developing until it receives clearance or approval from the FDA. The process of obtaining FDA and other required regulatory clearances and approvals is lengthy, expensive and uncertain. As a result, there can be no assurance that any of the Company's new tests under development, even if successfully developed, will ever obtain such clearance or approval. Additionally, certain material changes to medical products already cleared or approved by the FDA are also subject to further FDA review and clearance or approval. The loss of previously obtained clearances, or failure to comply with existing or future regulatory requirements, could have a material adverse effect on the Company's business, financial condition and results of operations. The L-D-X Analyzer and all existing test cassettes required clearance pursuant to a 510(k) clearance. Medical devices are subject to continual review, and later discovery of previously unknown problems with a cleared product may result in restrictions on the product's marketing or withdrawal of the product from the market. In general, the Company intends to develop and market tests that will require 510(k) clearance. It generally takes from four to twelve months from the date of submission to obtain 510(k) clearance, but it may take longer. The Company does not believe that its products under development will require submission of a PMA application. However, if a future product were to require submission of a PMA application, regulatory approval of such product would involve a much longer and more costly process than a 510(k) clearance and would involve the submission of extensive supporting data and clinical information. A PMA application may be submitted to the FDA only after clinical trials and the required patient follow-up for a particular test are successfully completed. Upon filing of a PMA application, the FDA commences a review process that generally takes one to three years from the date on which the PMA application is accepted for filing, but may take significantly longer. There can be no assurance that the Company's products under development will require only 510(k) clearance rather than the more lengthy and costly PMA approval. A requirement that the Company file a PMA application for any new test would significantly delay the Company's ability to market such test and significantly increase the costs of development.

     The EU has promulgated rules that require that devices such as those developed, manufactured and sold by the Company receive the right to affix the CE mark, a symbol of adherence to applicable EU directives. The Company has completed all the testing necessary to comply with applicable regulations to currently be eligible for self certification and currently has the right, as self-certified under the product testing requirements, to affix the CE mark to its products. The Company's products will be covered by the In Vitro Diagnostics Directives that have not yet been published or adopted. While the Company intends to satisfy the requisite policies and procedures that will permit it to continue to affix the CE mark to its products in the future, there can be no assurance that the Company will be successful in meeting the EU certification requirements, and failure to receive the right to affix the CE mark may prohibit the Company from selling its products in EU member countries and could have a material adverse effect on the Company's business, financial condition and results of operations.

     The use of the Company's products and those of its competitors is also affected by federal and state regulations, which provide for regulation of laboratory testing, as well as by the laws and regulations of foreign countries. The scope of these regulations includes quality control, proficiency testing, personnel standards and inspections. For example, in the United States, CLIA categorizes tests as "waived," or as being "moderately complex" or "highly complex" on the basis of specific criteria. In January 1996, the L-D-X Analyzer and the TC, HDL, triglycerides and glucose tests in any combination were classified as waived under CLIA. In order to successfully commercialize the tests that are currently under development, the Company believes that it will be critical to obtain waived classification for such tests under CLIA. There can be no assurance that any new tests developed by the Company, including the BUN/Creatinine test cassette, will qualify for CLIA waived classification. Any failure of the new tests to obtain waived status under CLIA will adversely impact the Company's ability to commercialize such tests, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, there can be no assurance that any future amendment of CLIA or the promulgation of additional regulations impacting laboratory testing will not have an adverse effect on the Company's ability to market the L-D-X System. For example, if CLIA regulations were modified in a manner that reduced regulatory requirements and burdens faced by competitive products, certain competitive advantages of the L-D-X System's waived status could be reduced or eliminated.

     The Company's manufacturing processes, as well as, in certain instances, those of its contract manufacturers, are subject to stringent federal, state and local regulations governing the use, generation, manufacture, storage, handling and disposal of certain materials and wastes. The Company and its contract manufacturers must economically manufacture products in compliance with federal, state and foreign regulations regarding the manufacture of health care products and diagnostic devices, including QSR, and other foreign regulations and state and local health, safety and environmental regulations, which include testing, control and documentation requirements. Failure to comply with QSR, ISO9001/EN46001 requirements and other applicable regulatory requirements by the Company and in certain ISO9001/EN46001 certification regulations circumstances, its contract manufacturers, including marketing products for unapproved uses, could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of approvals and criminal prosecution. Changes in existing regulations or adoption of new governmental regulations or policies could prevent or delay regulatory approval of the Company's products. There can be no assurance that the Company will not be required to incur significant costs in the future in complying with manufacturing and environmental regulations. See "Business -- Government Regulation."

     DEPENDENCE ON PROPRIETARY TECHNOLOGY; UNCERTAINTY OF PATENT AND PROPRIETARY TECHNOLOGY PROTECTION; DEPENDENCE ON LICENSING OF TECHNOLOGY FROM THIRD
PARTIES. The Company's ability to compete effectively will depend in part on its ability to develop and maintain the proprietary aspects of its technology and operate without infringing the proprietary rights of others. The Company has nine United States patents and has filed patent applications relating to its technology internationally under the Patent Cooperation Treaty and individual foreign patent applications. There can be no assurance that any of the Company's pending patent applications will result in the issuance of any patents, or that, if issued, any such patents will offer protection against competitors with similar technology. There can be no assurance that any patents issued to the Company will not be challenged, invalidated or circumvented in the future or that the rights created thereunder will provide a competitive advantage. In addition, there can be no assurance that competitors, many of which have substantially greater resources than the Company and have made substantial investments in competing technologies, will not seek to apply for and obtain patents covering technologies that are more effective than the Company's technologies, that would render the Company's technologies or products obsolete or uncompetitive or that would prevent, limit or interfere with the Company's ability to make, use or sell its products either in the United States or in international markets.

     The medical products industry has been characterized by extensive litigation regarding patents and other intellectual property rights. There can be no assurance that the Company will not in the future become subject to patent infringement claims and litigation or interference proceedings conducted in the United States Patent and Trademark Office ("USPTO") to determine the priority of inventions. The defense and prosecution of intellectual property suits, USPTO interference proceedings and related legal and administrative proceedings are both costly and time consuming. Litigation may be necessary to enforce any patents issued to the Company, to protect trade secrets or know-how owned by the Company or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or interference proceedings will result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. An adverse determination in litigation or interference proceedings to which the Company may become a party could subject the Company to significant liabilities to third parties or require the Company to seek licenses from third parties which may not be available on commercially reasonable terms or at all.

     The Company's current products incorporate technologies which are the subject of patents issued to, and patent applications filed by, others. The Company has obtained licenses for certain of these technologies and may be required to obtain licenses for others. There can be no assurance that the Company will be able to obtain licenses for technology patented by others on commercially reasonable terms, or at all, that it will be able to develop alternative approaches if unable to obtain licenses or that the Company's current and future licenses will be adequate for the operation of the Company's business. The failure to obtain such licenses or identify and implement alternative approaches could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company also relies upon trade secrets, technical know-how and continuing invention to develop and maintain its competitive position, and no assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology, or that the Company can meaningfully protect its right to its trade secrets, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Patents and Proprietary Technology."

     HIGHLY COMPETITIVE INDUSTRY; RAPID TECHNOLOGICAL CHANGE. The markets for diagnostic screening and therapeutic monitoring in which the Company operates are intensely competitive. The Company's competition consists mainly of clinical and hospital laboratories, as well as manufacturers of bench top analyzers. In order to achieve market acceptance for the L-D-X System, the Company will be required to demonstrate that the L-D-X System is an attractive alternative to bench top analyzers as well as to clinical and hospital laboratories. This will require physicians to change their established means of having such tests performed. There can be no assurance that the L-D-X System will be able to compete with these other testing services and analyzers. In addition, companies having a significant presence in the market for therapeutic monitoring, such as Abbott Laboratories, Clinical Diagnostic Systems, a division of Johnson & Johnson and formerly a division of Eastman Kodak Company, and Boehringer Mannheim, have developed or are developing analyzers designed for near-patient testing. These competitors have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than the Company. In addition, such competitors offer broader product lines than the Company, have greater name recognition than the Company, and offer discounts as a competitive tactic. In addition, several smaller companies are currently making or developing products that compete or will compete with those of the Company.

     The Company expects that its competitors will compete intensely to maintain and increase market share and seek to develop similar multi-analyte tests that qualify for CLIA waiver. There can be no assurance that these competitors will not succeed in obtaining CLIA waived status for their products or in developing or marketing technologies or products that are more effective and commercially attractive than the Company's current or future products, or that would render the Company's technologies and products obsolete or noncompetitive. The Company's current and future products must compete effectively with the existing and future products of the Company's competitors primarily on the basis of ease of use, breadth of tests available, market presence, cost effectiveness, precision, accuracy, immediacy of results and the ability to perform tests near the patient, to test multiple analytes from a single sample and to conduct tests without a skilled technician or pre-treating blood. There can be no assurance that the Company will have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully in the future or, if the Company does have such resources and capabilities, that it will employ them successfully. See "Business -- Products and Products Under Development" and "-- Competition."

     DEPENDENCE ON ATTRACTION AND RETENTION OF KEY EMPLOYEES. The Company's success depends in significant part upon the continued service of certain key scientific, technical, regulatory and managerial personnel, and its continuing ability to attract and retain additional highly qualified personnel in those areas. Competition for such personnel is intense, and there can be no assurance that the Company will be able to retain such personnel or that it can attract or retain other highly qualified personnel in the future, including key sales and marketing personnel. The loss of key personnel or the inability to hire or retain qualified personnel could have a material adverse effect upon the Company's business, financial condition and results of operations.

     RISK OF PRODUCT LIABILITY; PRODUCT LIABILITY INSURANCE MAY BE INSUFFICIENT OR UNAVAILABLE. Sale of the Company's products entails risk of product liability claims. The medical testing industry has historically been litigious, and the Company faces financial exposure to product liability claims in the event that use of its products results in personal injury or improper diagnosis. The Company also faces the possibility that defects in the design or manufacture of its products might necessitate a product recall. There can be no assurance that the Company will not experience losses due to product liability claims or recalls in the future. The Company currently maintains product liability insurance, but there can be no assurance that the coverage limits of the Company's insurance policies will be adequate. Such insurance is expensive and difficult to obtain, and no assurance can be given that product liability insurance can be maintained in the future on acceptable terms, in sufficient amounts to protect the Company against losses due to product liability, or at all. Inability to maintain insurance at an acceptable cost or to otherwise protect against potential product liability could prevent or inhibit the continued commercialization of the Company's products. In addition, a product liability claim in excess of relevant insurance coverage or a product recall could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Product Liability and Insurance."

     YEAR 2000 COMPLIANCE RISKS. The L-D-X System contains software that may be used to integrate test results with an end user's medical records systems. It is likely that, commencing in the year 2000, the functionality of certain medical records systems will be adversely affected when one or more component products of such systems are unable to process four digit characters representing years and, therefore, the medical records system would not be in "Year 2000 compliance." Although the Company believes its products are in Year 2000 compliance, there can be no assurance that the Company's products will be able to function properly when integrated with other vendors' non-compliant component products. The inability of the L-D-X System to properly manage and manipulate data related to the Year 2000 could result in a material adverse effect on the Company's business, financial condition and results of operations, including increased warranty costs, customer satisfaction issues and potential lawsuits. Although the Company believes its products are Year 2000 compliant, the Company anticipates that substantial litigation may be brought against vendors of all component products that operate in connection with medical records systems, including those component products provided by the Company. The Company believes that any such claims, with or without merit, could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, parties with whom the Company does business may not be in Year 2000 compliance, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company has identified Year 2000 dependencies in its internal information systems and has implemented changes to such systems to make them Year 2000 compliant. While the Company currently expects that the Year 2000 will not pose significant operational problems, delays in the implementation of new information systems, or a failure to fully identify all Year 2000 dependencies in the Company's systems could have material adverse consequences, including delays in the delivery or sale of the Company's products.

     POSSIBLE FUTURE CAPITAL REQUIREMENTS; UNCERTAINTY OF ADDITIONAL
FUNDING. The Company intends to expend substantial funds for capital expenditures related to expansion of its manufacturing capacity, research and development, including expansion of its product line and enhancement of its current products, expansion of sales and marketing activities and other working capital and general corporate purposes. On April 29, 1998, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission for the sale of up to 3,000,000 shares of Common Stock by the Company (plus an option to the underwriters for the purchase of 450,000 shares to cover over-allotments, if any). Although the Company believes that the Company's cash, cash equivalents, marketable securities, cash flow anticipated to be generated by future operations and available bank borrowings under an existing line of credit, together with the net proceeds of the offering proposed in its April 29, 1998 Registration Statement, will be sufficient to meet its capital requirements for the foreseeable future, there can be no assurance that the Company will not require additional financing. For example, the Company may be required to expend greater than anticipated funds if unforeseen difficulties arise in expanding manufacturing capacity for existing cassettes or in the course of completing required additional development, obtaining necessary regulatory approvals, obtaining waived status under CLIA or introducing or scaling up manufacturing for new tests. The Company's future liquidity and capital requirements will depend upon numerous additional factors, including: the costs and timing of expansion of manufacturing capacity; the number and type of new tests the Company seeks to develop; the success of these development efforts; the costs and timing of expansion of sales and marketing activities; the extent to which the Company's existing and new products gain market acceptance; competing technological and market developments; the progress of commercialization efforts of the Company's distributors; the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights; developments related to regulatory and third party reimbursement matters and CLIA; and other factors. In the event that additional financing is needed, the Company may seek to raise additional funds through public or private financing, collaborative relationships or other arrangements. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its technologies, products or marketing territories. The failure of the Company to raise capital on acceptable terms when needed could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that such financing, if required, will be available on satisfactory terms, or at all. See "-- Liquidity and Capital Resources."

     ANTI-TAKEOVER PROVISIONS. The Company's Board of Directors (the "Board") has the authority to issue up to 5,000,000 shares of preferred stock and to determine the rights, preferences, privileges and restrictions of such shares without any further vote or action by the Company's shareholders. To date, the Board has designated 25,000 shares as Series A Participating Preferred Stock ("Series A Preferred") in connection with the Company's Preferred Share Purchase Rights Plan. The issuance of preferred stock under certain circumstances could have the effect of delaying or preventing a change in control of the Company or otherwise adversely affecting the rights of the holders of Common Stock.

     Pursuant to the Company's Preferred Shares Rights Agreement (the "Rights Agreement") each share of Common Stock carries a right (a "Right") which entitles the registered holder to purchase from the Company one-thousandth of a share of Series A Preferred at an exercise price of $44.00, subject to adjustment. The Rights are designed to protect and maximize the value of the outstanding equity interests in the Company in the event of an unsolicited attempt by an acquiror to take over the Company, in a manner or on terms not approved by the Board. The Rights have been declared by the Board in order to deter coercive tactics, including a gradual accumulation of shares in the open market, of a 15% or greater position to be followed by a merger or a partial or two-tier tender offer that does not treat all shareholders equally. The Rights should not interfere with any merger or other business combination approved by the Board. However, the Rights may have the effect of rendering more difficult or discouraging an acquisition of the Company deemed undesirable by the Board. The Rights may cause substantial dilution to a person or group attempting to acquire the Company on terms or in a manner not approved by the Board, except pursuant to an offer conditioned upon the negation, purchase or redemption of the Rights.

     POTENTIAL VOLATILITY OF STOCK PRICE. The market price of the Common Stock, like that of the common stock of many other medical products and technology companies, has in the past been, and is likely in the future to continue to be, highly volatile. Factors such as fluctuations in the Company's operating results, announcements of technological innovations or new commercial products by the Company or its competitors, government regulation, changes in the current structure of the health care financing and payment systems and developments in or disputes regarding patent or other proprietary rights may have a significant effect on the market price of the Common Stock. Moreover, the stock market has from time to time experienced extreme price and volume fluctuations, which have particularly affected the market prices for medical products and high technology companies and which have often been unrelated to the operating performance of such companies. These broad market fluctuations, as well as general economic, political and market conditions, may adversely affect the market price of the Common Stock. In the past, following periods of volatility in the market price of a company's stock, securities class action suits have been filed against the issuing company. There can be no assurance that such litigation will not occur in the future with respect to the Company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on the Company's business, financial condition and results of operations. Any adverse determination in such litigation could also subject the Company to significant liabilities.

     ABSENCE OF DIVIDENDS. The Company has never declared or paid any cash dividends since its inception. The Company currently expects to retain future earnings, if any, to finance the growth and development of its business and, therefore, does not anticipate declaring or paying any cash dividends in the foreseeable future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the financial statements and supplemental data required by this item and set forth on the pages indicated at Item 14(a) of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item concerning the Company's Directors is incorporated by reference from the sections captioned "Election of Directors -- Nominees" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Company's Proxy Statement related to the 1998 Annual Meeting of Shareholders to be held August 20, 1998, to be filed by the Company within 120 days of the end of the Company's fiscal year pursuant to General Instruction G(3) of Form 10-K (the "Proxy Statement"). Certain information required by this item concerning executive officers set forth in
Part I of this Report under "Business -- Executive Officers of the Company" and certain information required by reference from the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item concerning the compensation of the Company's executive officer is incorporated by reference from the section captioned "Executive Compensation" contained in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the Section captioned "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from the sections captioned "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions with Management" contained in the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)Financial Statements

      The following financial statements are filed as part of this Report:

                                                              PAGE
                                                              ----
        Report of Independent Accountants...................  F-2
        Balance Sheets......................................  F-3
        Statements of Operations............................  F-4
        Statement in Changes in Shareholders' Equity........  F-5
        Statements of Cash Flows............................  F-6
        Notes to Financial Statements.......................  F-7

(a)(2) Financial Statement Schedules

       II -- Valuation and Qualifying Accounts

                             CHOLESTECH CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS

                                            BALANCE AT      ADDITIONS TO
                                            BEGINNING        COSTS AND                      BALANCE AT
                                            OF PERIOD         EXPENSES        DEDUCTIONS   END OF PERIOD
                                            ----------   ------------------   ----------   -------------
FISCAL YEAR ENDED MARCH 29, 1996
  Allowance for doubtful accounts.........   $ 25,000         $ 57,000         $     --      $ 82,000
  Amortization of other assets............    344,000          143,000               --       487,000
FISCAL YEAR ENDED MARCH 28, 1997
  Allowance for doubtful accounts.........   $ 82,000         $ 49,000         $ 49,000      $ 82,000
  Amortization of other assets............    487,000          140,000               --       627,000
FISCAL YEAR ENDED MARCH 27, 1998
  Allowance for doubtful accounts.........   $ 82,000         $ 41,000         $ 13,000      $110,000
  Amortization of other assets............    627,000          101,000          700,000        28,000

     All other Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3) Exhibits

     3.1(2)        Restated Articles of Incorporation of Registrant.
     3.2(l)        Bylaws of Registrant, as amended.
     4.2(12)       Preferred Share Rights Agreement dated January 22, 1997
                   between the Registrant and Chase Mellon Shareholder
                   Services, L.L.C., including the Certificate of
                   Determination, the form of Rights Certificate and Summary of
                   Rights attached thereto as Exhibits A, B and C,
                   respectively.
    10.1(3)        1988 Stock Incentive Program and forms of agreements
                   thereunder.
    10.2(15)       Employee Stock Purchase Plan.
    10.3(l)        Standard Industrial Lease Agreement between Registrant and
                   Sunlife Assurance Company of Canada dated October 22, 1989.
    10.3.1(8)      First Amendment to Standard Industrial Lease Agreement
                   between Registrant and Sunlife Assurance Company of Canada dated April 1995.
    10.4(l)        Forms of Indemnification Agreements between Registrant and its officers and its directors.
    10.5(l)        Employment Agreement between Registrant and Edward L.
                   Erickson dated December 6, 1991.
    10.6(l)        Equipment Lease Agreement between Registrant and MMC/GATX
                   Partnership No. 1 dated August 17, 1990.
    10.6.1(1)      Revised Warrant to Purchase Series D Preferred Stock issued to MMC/GATX Partnership No. 1.
    10.7(l)        Master Lease Agreement between Registrant and LINC Venture
                   Lease Partners II L.T. dated June 13, 1991.
    10.7.1(1)      Amendment No. 1 to Warrant issued to LINC Venture Lease
                   Partners II L.P.
    10.8(l)        Supply Agreement effective the 15th day of February 1991 by and between Ciba Corning Diagnostics Corp. and the
                   Registrant.
    10.9(4)        Employment Agreement between Registrant and Steven L.
                   Barbato dated April 27, 1992.
    10.10(4)       Employment Agreement between Registrant and Robert J. Guyon dated July 13, 1992.
    10.11.1(5)     Letter Agreement effective September 28, 1993 by and between
                   Union Bank and Registrant.
    10.11.2(5)     Promissory Note effective September 28, 1993 by and between
                   Union Bank and Registrant.

10.11.3(5)     Security Agreement effective September 28, 1993 by and between Union Bank and Registrant.
10.11.4(7)     First Amendment to the Letter Agreement by and between Union Bank and Registrant.
10.11.5(7)     First Amendment to the Promissory Note by and between Union Bank and Registrant.
10.11.6(10)    Second Amendment to the Letter Agreement by and between Union Bank and Registrant.
10.11.7(10)    Second Amendment to the Promissory Note by and between Union Bank and Registrant.
10.12(4)       License Agreement between Registrant and Eastman Kodak Company dated December 23, 1992.
10.13(6)       Employment Agreement between Registrant and Linda H. Masterson dated May 12, 1994.
10.14(9)       Loan Agreement between Registrant and Phoenixcor, Inc. dated August 31, 1995.
10.15(11)*     Development, License and Distribution Agreement between Registrant and Metra Biosystems,
               Inc. dated May 3, 1996.
10.16(11)      Registration Rights Agreement between Registrant and Metra Biosystems, Inc. dated May 3,
               1996.
10.17.1(13)    Letter Agreement effective December 20, 1996 by and between Wells Fargo Bank and the
               Registrant.
10.17.2(13)    Revolving Line of Credit Note effective December 20, 1996 by and between Wells Fargo Bank and the Registrant.
10.17.3(13)    General Pledge Agreement effective December 20, 1996 by and between Wells Fargo Bank and the
               Registrant.
10.17.4(18)    Revolving Line of Credit Note effective November 30, 1997 by and between Wells Fargo Bank and Registrant.
10.18(14)      Employment Agreement between Registrant and Mark J. Kussman dated August 8, 1996.
10.19(16)      Consulting Agreement between Registrant and Warner-Lambert Company dated June 18, 1997.
10.20(17)      1997 Stock Incentive Program and Form of Agreement thereunder.
23.1           Consent of Independent Accountants.
24.1           Power of Attorney (See page 43).

---------------
  * Confidential treatment has been granted by the Securities and Exchange Commission with respect to certain portions of this exhibit. The redacted portions have been filed separately with the Securities and Exchange Commission.

 (1) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-1 (No. 33-47603) which became effective on June 26, 1992.

 (2) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-1 (No. 33-54300) which became effective on December 16, 1992.

 (3) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-8 (No. 333-22475) as filed with the Securities and Exchange Commission on February 28, 1997.

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

(11) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-1 (No. 333-03364) as declared effective by the Commission on June 28, 1996.

(12) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form 8-A (No. 000-20198) as declared effective by the Commission on March 27, 1997.

(13) Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended December 27, 1996.

(14) Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the fiscal year ended March 28, 1997.

(15) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-8 (No. 333-38147) as declared effective by the Commission on October 17, 1997.

(16) Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended September 26, 1997.

(17) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-8 (No. 333-38151) that became effective on October 17, 1997.

(18) Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended December 26, 1997.

(b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended March 31, 1998.

(c)     Exhibits. See Item 14(a)(3) above.

(d)     Financial Statement Schedules. See Item 14(a)(2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CHOLESTECH CORPORATION

                                          By:   /s/ WARREN E. PINCKERT II

                                            ------------------------------------
                                                   Warren E. Pinckert II
                                             President, Chief Executive Officer
                                                         and Director

Date: May 5, 1998

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Warren E. Pinckert II and Andrea J. Tiller, and each of them, his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

                      SIGNATURE                                      TITLE                    DATE
                      ---------                                      -----                    ----

              /s/ WARREN E. PINCKERT II                   President, Chief Executive      May 5, 1998
-----------------------------------------------------   Officer and Director (Principal
               (Warren E. Pinckert II)                        Executive Officer)

                /s/ ANDREA J. TILLER                     Vice President of Finance and    May 5, 1998
-----------------------------------------------------       Chief Financial Officer
                 (Andrea J. Tiller)                        (Principal Financial and
                                                              Accounting Officer)

             /s/ HARVEY S. SADOW, PH.D.                            Director               May 5, 1998
-----------------------------------------------------
              (Harvey S. Sadow, Ph.D.)

              /s/ JOSEPH BUCHMAN, M.D.                             Director               May 5, 1998
-----------------------------------------------------
               (Joseph Buchman, M.D.)

                /s/ JOHN L. CASTELLO                               Director               May 5, 1998
-----------------------------------------------------
                 (John L. Castello)

                 /s/ JOHN H. LANDON                                Director               May 5, 1998
-----------------------------------------------------
                  (John H. Landon)

                  /s/ H.R. SHEPHERD                                Director               May 5, 1998
-----------------------------------------------------
                   (H.R. Shepherd)

                 /s/ LARRY Y. WILSON                               Director               May 5, 1998
-----------------------------------------------------
                  (Larry Y. Wilson)

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................  F-2
Balance Sheets..............................................  F-3
Statements of Operations....................................  F-4
Statement of Changes in Shareholders' Equity................  F-5
Statements of Cash Flows....................................  F-6
Notes to Financial Statements...............................  F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Cholestech Corporation

     In our opinion, the accompanying balance sheets and the related statements of operations, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Cholestech Corporation at March 27, 1998 and March 28, 1997, and the results of its operations and its cash flows for each of the three years in the period ended March 27, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

San Jose, California
April 23, 1998, except as
to Note 10, which is
as of April 29, 1998

                             CHOLESTECH CORPORATION

                                 BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                              MARCH 27,    MARCH 28,
                                                                1998         1997
                                                              ---------    ---------
Current assets:
  Cash and cash equivalents.................................  $  5,130     $  6,088
  Marketable securities.....................................     9,621        7,921
  Accounts receivable, net..................................     3,793        1,866
  Inventories...............................................     3,306        2,353
  Prepaid expenses and other assets.........................       154          280
                                                              --------     --------
          Total current assets..............................    22,004       18,508
Property and equipment, net.................................     3,711        2,399
Other assets, net...........................................        73          180
                                                              --------     --------
                                                              $ 25,788     $ 21,087
                                                              ========     ========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities..................  $  3,003     $  1,643
  Accrued payroll and benefits..............................     1,136          527
  Product warranty..........................................       203          214
                                                              --------     --------
          Total current liabilities.........................     4,342        2,384
                                                              --------     --------
Commitments (Notes 4 and 5)
Shareholders' equity:
  Preferred Stock, no par value; 5,000,000 shares
     authorized; no shares issued
     and outstanding........................................        --           --
  Common Stock, no par value; 25,000,000 shares authorized;
     11,402,084 and 11,222,040 shares issued and
     outstanding............................................    69,880       69,174
  Unrealized gains on investments...........................        49           --
  Accumulated deficit.......................................   (48,483)     (50,471)
                                                              --------     --------
          Total shareholders' equity........................    21,446       18,703
                                                              --------     --------
                                                              $ 25,788     $ 21,087
                                                              ========     ========

                See accompanying notes to financial statements.

                             CHOLESTECH CORPORATION

                            STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                      YEAR ENDED
                                                       ----------------------------------------
                                                       MARCH 27,      MARCH 28,      MARCH 29,
                                                          1998          1997           1996
                                                       ----------    -----------    -----------
Revenues.............................................  $   21,664    $    12,861    $     6,873
Cost of products sold................................      10,513          6,957          4,481
                                                       ----------    -----------    -----------
Gross profit.........................................      11,151          5,904          2,392
                                                       ----------    -----------    -----------
Operating expenses:
  Sales and marketing................................       5,380          4,108          3,305
  Research and development...........................       2,224          1,341            731
  General and administrative.........................       2,087          1,537          1,246
                                                       ----------    -----------    -----------
          Total operating expenses...................       9,691          6,986          5,282
                                                       ----------    -----------    -----------
Income (loss) from operations........................       1,460         (1,082)        (2,890)
Interest income......................................         571            517            284
Interest expense.....................................          (2)          (244)          (140)
                                                       ----------    -----------    -----------
Income (loss) before taxes...........................       2,029           (809)        (2,746)
Provision for income taxes...........................          41             --             --
                                                       ----------    -----------    -----------
Net income (loss)....................................  $    1,988    $      (809)   $    (2,746)
                                                       ==========    ===========    ===========
Net income (loss) per share:
  Basic..............................................  $     0.18    $     (0.08)   $     (0.34)
                                                       ==========    ===========    ===========
  Diluted............................................  $     0.17    $     (0.08)   $     (0.34)
                                                       ==========    ===========    ===========
Shares used to compute net income (loss) per share:
  Basic..............................................  11,289,102     10,381,914      8,041,531
                                                       ==========    ===========    ===========
  Diluted............................................  11,905,043     10,381,914      8,041,531
                                                       ==========    ===========    ===========

                See accompanying notes to financial statements.

                             CHOLESTECH CORPORATION

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                 COMMON STOCK
                                             --------------------           ACCUMULATED
                                               SHARES     AMOUNT    OTHER     DEFICIT      TOTAL
                                             ----------   -------   -----   -----------   -------
Balance at March 31, 1995..................   7,999,962   $55,465   $(36)    $(46,916)    $ 8,513
Issuance of Common Stock pursuant to
  employee stock purchase plan and exercise
  of stock options and warrants............     131,862       140                             140
Compensation expense relating to stock
  options..................................                    39                              39
Forgiveness of loan........................                           36                       36
Net loss...................................                                    (2,746)     (2,746)
                                             ----------   -------   ----     --------     -------
Balance at March 29, 1996..................   8,131,824    55,644     --      (49,662)      5,982
Sale of Common Stock to the public, net of
  issuance costs...........................   2,875,000    12,858                          12,858
Issuance of Common Stock pursuant to
  employee stock purchase plan and exercise
  of stock options and warrants............     175,690       422                             422
Issuance of Common Stock pursuant to a
  development, license and distribution
  agreement................................      39,526       250                             250
Net loss...................................                                      (809)       (809)
                                             ----------   -------   ----     --------     -------
Balance at March 28, 1997..................  11,222,040    69,174     --      (50,471)     18,703
Issuance of Common Stock pursuant to
  employee stock purchase plan and exercise
  of stock options.........................     180,044       706                             706
Unrealized gains on available-for-sale
  securities...............................                           49                       49
Net income.................................                                     1,988       1,988
                                             ----------   -------   ----     --------     -------
Balance at March 27, 1998..................  11,402,084   $69,880   $ 49     $(48,483)    $21,446
                                             ==========   =======   ====     ========     =======

                See accompanying notes to financial statements.

                             CHOLESTECH CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       YEAR ENDED
                                                           -----------------------------------
                                                           MARCH 27,    MARCH 28,    MARCH 29,
                                                             1998         1997         1996
                                                           ---------    ---------    ---------
Cash flows from operating activities:
  Net income (loss)......................................  $   1,988    $    (809)   $ (2,746)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization.......................        767          846         612
     Deferred revenue....................................         --           (6)        (30)
     Compensation expense relating to stock options
       issued
       below market......................................         --           --          39
     Forgiveness of note receivable......................         --           --          36
     Write-off of property and equipment.................         --            3           3
     Changes in assets and liabilities:
       Accounts receivable...............................     (1,927)        (759)       (443)
       Inventories.......................................       (953)        (443)       (559)
       Prepaid expenses and other assets.................        126         (113)          1
       Other assets......................................        107          (12)         (6)
       Accounts payable and accrued liabilities..........      1,400          (26)        721
       Accrued payroll and benefits......................        609          274         (51)
       Product warranty..................................        (11)          27          37
                                                           ---------    ---------    --------
     Net cash provided by (used in) operating
       activities........................................      2,106       (1,018)     (2,386)
                                                           ---------    ---------    --------
Cash flows from investing activities:
  Purchase of marketable securities......................    (33,391)    (191,737)   (121,016)
  Proceeds from sale of marketable securities............     31,740      187,566     121,266
  Purchases of property and equipment....................     (2,079)      (1,019)       (331)
                                                           ---------    ---------    --------
     Net cash (used in) investing activities.............     (3,730)      (5,190)        (81)
                                                           ---------    ---------    --------
Cash flows from financing activities:
  Proceeds from long term debt...........................         --           --       1,500
  Repayment of long term debt............................         --       (1,298)       (202)
  Proceeds from short term bank borrowing................         --          800         250
  Repayment of short term bank borrowing.................         --       (1,050)         --
  Principal payments on capital leases...................        (40)         (47)        (90)
  Issuance of Common Stock...............................        706       13,530         140
                                                           ---------    ---------    --------
     Net cash provided by financing activities...........        666       11,935       1,598
                                                           ---------    ---------    --------
Net change in cash and cash equivalents..................       (958)       5,727        (869)
Cash and cash equivalents at beginning of period.........      6,088          361       1,230
                                                           ---------    ---------    --------
Cash and cash equivalents at end of period...............  $   5,130    $   6,088    $    361
                                                           =========    =========    ========
Supplemental disclosures of cash flow information:
  Cash paid for interest.................................  $       2    $     244    $    140
                                                           =========    =========    ========
  Cash paid for income taxes.............................  $      25    $      --    $     --
                                                           =========    =========    ========
Supplemental disclosures of non-cash financing and
  investing activities:
  Capital lease obligations incurred for acquisition of
     property
     and equipment.......................................  $      --    $      47    $     --
                                                           =========    =========    ========

                See accompanying notes to financial statements.

                             CHOLESTECH CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

 1. THE COMPANY AND A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

     Cholestech Corporation (the "Company") was incorporated in February 1988. The Company develops, manufactures and markets the Cholestech L-D-X System (the "L-D-X System") which performs near-patient diagnostic screening and therapeutic monitoring for the management of prevalent chronic diseases. The L-D-X System is capable of measuring multiple analytes simultaneously with a single drop of whole blood within five minutes.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR END

     The Company's fiscal year is a 52-53 week period ending on the last Friday in March. Fiscal 1998, 1997 and 1996 each comprised 52 week periods.

RECLASSIFICATIONS

     Certain reclassifications have been made to the prior year financial statements to conform to the fiscal 1998 presentation. Such reclassifications had no effect on previously reported results of operations.

REVENUE RECOGNITION

     Revenues from product sales are recognized at the time products are shipped and are denominated in U.S. dollars. The Company also provides amounts for estimated sales returns.

CASH EQUIVALENTS AND MARKETABLE SECURITIES

     The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents; all other investments are classified as short-term marketable securities. The Company has established policies that limit the type, credit quality and length of maturity of the securities in which it invests. The Company's investment policy allows no investments in any single private issuer to exceed $1,000,000 and the investments must have, at a minimum, a credit rating of AA. Cash equivalents and marketable securities at March 27, 1998 consist principally of investments in money-market funds, commercial paper and U.S. government-agency obligations. Marketable securities are classified as available-for-sale and are carried at their market value at the balance sheet date.

CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to credit risk consist of cash equivalents, marketable securities and accounts receivable. Cash equivalents and marketable securities are maintained with a high credit quality institution, and the composition and maturities of the investments are regularly monitored by management. Generally, these securities are highly liquid and may be redeemed upon demand and, therefore, have minimal risk associated with them. The Company has not experienced any material losses on its investments.

     The Company's trade accounts receivable generally consist of a large number of small customers. Concentrations of credit risk with respect to trade accounts receivable are considered to be limited due to this customer base and the diversity of the Company's geographic sales areas. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral. The Company maintains a provision for potential credit losses and such amounts, in the aggregate, have not exceeded management expectations. No single customer accounted for more than 10% of revenues in fiscal 1998, 1997 or 1996.

                             CHOLESTECH CORPORATION

INVENTORIES

     Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out (FIFO) method. Cost includes direct materials, direct labor and manufacturing overhead.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets that range from two to five years. Leasehold improvements are amortized over their estimated useful lives, not to exceed the term of the related lease. The cost of additions and improvements is capitalized while maintenance and repairs are charged to expense as incurred.

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

NET INCOME (LOSS) PER SHARE

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", during the quarter ended December 26, 1997. SFAS No. 128 requires the presentation of both basic earnings per share and, for companies with complex capital structures (or potentially dilutive securities, such as convertible debt, options and warrants), diluted earnings per share on the face of the statement of operations. All prior period amounts have been restated to conform with SFAS No. 128. Basic earnings per share is computed by dividing income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted earnings per share gives effect to all potential Common Stock outstanding during a period, if dilutive. In computing diluted earnings per share, the average stock price is used in determining the number of shares assumed to be repurchased from the exercise of stock options. The following table reconciles the numerator and denominator of the fiscal 1998 basic and diluted earnings per share computation. For fiscal 1997 and 1996, the numerator and denominator in the basic and diluted per share computations were the same.

                                                   YEAR ENDED MARCH 27, 1998
                                             --------------------------------------
                                                                         EARNINGS
                                             INCOME       SHARES        PER SHARE
                                             -------      -------      ------------
                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Basic EPS..................................  $1,988       11,289          $0.18
Effect of dilutive securities..............      --          616          (0.01)
                                             ------       ------
Diluted EPS................................  $1,988       11,905          $0.17
                                             ======       ======          =====

     Due to the net loss incurred during fiscal 1997 and 1996, options to purchase 1,074,097 and 875,683 shares of Common Stock outstanding at March 28, 1997 and March 29, 1996, were considered anti-dilutive and therefore excluded from the calculation of diluted net loss per share. In addition, at March 27, 1998, options to purchase 156,143 shares of Common Stock were considered anti-dilutive because the respective exercise prices were greater than the average fair market value of the Common Stock.

                             CHOLESTECH CORPORATION

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of cash equivalents, marketable securities and capital lease obligations approximate their fair value due to the short maturity of these instruments.

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

ACCOUNTING FOR STOCK-BASED COMPENSATION

     The Company accounts for stock-based compensation using the intrinsic value method prescribed in Account Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the price the employee must pay to acquire the stock. The Company provides additional pro forma disclosures as required under SFAS No. 123, "Accounting for Stock-Based Compensation" (see Note 6).

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements that is displayed with the same prominence as other financial statements for fiscal years beginning after December 15, 1997. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources, including unrealized gains and losses on available-for-sale securities. Reclassification of financial statements for earlier periods is required. The Company will adopt SFAS No. 130 beginning in fiscal 1999 and does not expect such adoption to have a material impact on its financial position or results of operations.

     In June 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." This statement establishes standards for the way companies report information about operating segments in annual financial statements for fiscal years beginning after December 15, 1997. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt SFAS No. 131 in fiscal 1999. Because SFAS No. 131 only addresses disclosure and reporting issues, its adoption will not have a material impact on the Company's financial statements.

 2. BALANCE SHEET COMPOSITION

     Accounts receivable consist of (in thousands):

                                                         MARCH 27,    MARCH 28,
                                                           1998         1997
                                                         ---------    ---------
Accounts receivable....................................   $3,903       $1,948
Less allowance for doubtful accounts and sales
  returns..............................................     (110)         (82)
                                                          ------       ------
                                                          $3,793       $1,866
                                                          ======       ======

                             CHOLESTECH CORPORATION

     Inventories consist of (in thousands):

                                                         MARCH 27,    MARCH 28,
                                                           1998         1997
                                                         ---------    ---------
Raw materials..........................................   $1,292       $  703
Work-in-process........................................    1,038          585
Finished goods.........................................      976        1,065
                                                          ------       ------
                                                          $3,306       $2,353
                                                          ======       ======

     Property and equipment consist of (in thousands):

                                                         MARCH 27,    MARCH 28,
                                                           1998         1997
                                                         ---------    ---------
Machinery and equipment................................   $ 5,434      $ 4,780
Furniture and fixtures.................................       474          316
Computer equipment.....................................     1,954        1,067
Leasehold improvements.................................       632          231
Construction-in-progress...............................       447          468
                                                          -------      -------
                                                            8,941        6,862
Less accumulated depreciation and amortization.........    (5,230)      (4,463)
                                                          -------      -------
                                                          $ 3,711      $ 2,399
                                                          =======      =======

     Property and equipment include assets under capital leases of $26,000 and $78,000 and accumulated depreciation of $25,000 and $27,000 at March 27, 1998 and March 28, 1997, respectively.

     Accounts payable and accrued liabilities consist of (in thousands):

                                                         MARCH 27,    MARCH 28,
                                                           1998         1997
                                                         ---------    ---------
Trade accounts payable.................................   $2,605       $1,080
Accrued royalties......................................       86          300
Other accrued liabilities..............................      312          263
                                                          ------       ------
                                                          $3,003       $1,643
                                                          ======       ======

 3. BORROWING ARRANGEMENTS

     In December 1997, the Company renewed an agreement with its primary bank for a $3 million revolving line of credit (the "line of credit"). While the agreement is in effect, the Company is required to maintain on deposit with the bank, assets with a collective value, as defined in the line of credit agreement, equivalent to no less than 100% of the outstanding principle balance. Amounts outstanding under the line of credit bear interest at the bank's prime rate. The line of credit agreement expires on November 30, 1998. As of March 27, 1998 and March 28, 1997, there were no borrowings outstanding under the line of credit.

 4. LEASES

     The Company leases office and laboratory facilities under a noncancellable operating lease which expires on March 31, 2000. The lease contains renewal and option provisions. Rent expense was $229,000, $195,000 and $195,000 for fiscal 1998, 1997 and 1996, respectively.

     Future minimum payments required under the Company's noncancellable operating lease at March 27, 1998 were $241,000 and $247,000 for fiscal years 1999 and 2000, respectively.

                             CHOLESTECH CORPORATION

 5. LICENSE AND DEVELOPMENT AGREEMENTS

     The Company has obtained the right to use certain technology in manufacturing its products. The related agreement, which expires in 2006, requires the Company to pay a 2.0% royalty on net sales of the applicable products. Total royalty expense for fiscal 1998, 1997 and 1996 was $562,000, $551,000 and $381,000, respectively, and was charged to cost of products sold.

     In May 1996, the Company entered into a development, marketing and license agreement (the "Agreement") with Metra Biosystems, Inc. ("Metra Biosystems") to develop an immunoassay test cassette incorporating Metra Biosystems' bone resorption technology to be used with the L-D-X System. Pursuant to the Agreement, Metra Biosystems purchased 39,526 shares of Common Stock for an aggregate purchase price of $250,000 ($6.325 per share). Metra Biosystems is obligated to purchase $750,000 of additional shares of Common Stock at the then current market price, upon completion by the Company of specified development milestones, unless Metra Biosystems exercises its option to terminate the Agreement, which it may do at any time. The Company has granted Metra Biosystems registration rights in connection with its purchase of Common Stock.

 6. SHAREHOLDERS' EQUITY

PREFERRED STOCK

     The Company is authorized to issue 5,000,000 shares of Preferred Stock. The Board of Directors has the authority to issue the Preferred Stock in one or more series and to fix the price, rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting a series or the designation of such series, without any further vote or action by the Company's shareholders. In connection with the Company's shareholder rights plan, 25,000 shares of the Preferred Stock have been designated Series A Participating Preferred Stock. None of the shares of Series A Participating Preferred Stock were outstanding as of March 27, 1998, nor was there any activity relating to Preferred Stock during the three year period ended March 27, 1998.

WARRANTS

     During fiscal 1997, warrants to purchase 19,336 shares of Common Stock were exercised at a price of $3.50 per share. As consideration for the exercise, 19,906 warrants to purchase 19,906 shares of Common Stock were surrendered to the Company having an "in the money" value of $3.40 per share, resulting in zero cash proceeds to the Company. There were no warrants outstanding at March 27, 1998.

STOCK INCENTIVE PROGRAM

     The 1988 Stock Incentive Program (the "1988 Program") provides that incentive stock options ("ISOs") and nonqualified stock options ("NSOs") for shares of Common Stock may be granted to employees and consultants of the Company. In accordance with the 1988 Program, the exercise price may not be less than 100% and 85% of the fair market value of Common Stock on the date of grant for ISOs and NSOs, respectively. The 1988 Program provides that options shall be exercisable over a period not to exceed five years and a day. Options vest over four years at a rate of at least 25 percent each year. Vesting of individual option grants may be accelerated upon the occurrence of certain events as described in the stock option agreement. In August 1995, the shareholders approved an increase in the number of shares of Common Stock reserved for issuance under the 1988 Program from 1,300,000 to 1,550,000 and in August 1996, the shareholders approved an additional increase in the number of shares of Common Stock reserved for issuance under the 1988 Program from 1,550,000 to 2,050,000. The 1988 Program expired in February 1998. There are no shares available for future grant under the 1988 Program.

                             CHOLESTECH CORPORATION

     In August 1997, the shareholders approved the 1997 Stock Incentive Program (the "1997 Program") which provides that incentive stock options ("ISOs") and nonqualified stock options ("NSOs") for shares of Common Stock may be granted to employees and consultants of the Company. In accordance with the 1997 Program, the exercise price may not be less than 100% of the fair market value of Common Stock on the date of grant for ISOs and NSOs. The 1997 Program provides that options shall be exercisable over a period not to exceed five years and a day. Options vest over four years at a rate of at least 25 percent each year. Vesting of individual option grants may be accelerated upon the occurrence of certain events as described in the stock option agreement. Pursuant to the terms of the 1997 Program, 900,000 shares of Common Stock were reserved for future issuance.

     Stock option activity under the 1988 and 1997 Programs is as follows:

                                                                      WEIGHTED
                                                                      AVERAGE
                                                   OUTSTANDING     EXERCISE PRICE
                     BALANCE                         OPTIONS         PER SHARE
                     -------                       -----------    ----------------
Balance, March 31, 1995..........................     879,028          $3.19
Granted..........................................     212,923          $2.71
Exercised........................................     (79,885)         $0.62
Canceled.........................................    (136,383)         $3.28
                                                    ---------
Balance, March 29, 1996..........................     875,683          $3.29
Granted..........................................     427,500          $4.82
Exercised........................................    (137,707)         $2.53
Canceled.........................................     (91,379)         $2.73
                                                    ---------
Balance, March 28, 1997..........................   1,074,097          $3.68
Granted..........................................     449,893          $8.66
Exercised........................................    (150,286)         $3.74
Canceled.........................................     (78,039)         $6.56
                                                    ---------
Balance, March 27, 1998..........................   1,295,665          $5.41
                                                    =========

     At March 27, 1998, options for 877,600 shares of Common Stock were available for future grant under the 1997 Program.

     The following table summarizes information about stock options outstanding at March 27, 1998:

                                       OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                          ---------------------------------------------   ------------------------
                                       WEIGHTED AVG.     WEIGHTED AVG.              WEIGHTED AVG.
RANGE OF EXERCISE PRICES   NUMBER     CONTRACTUAL LIFE   EXERCISE PRICE   NUMBER    EXERCISE PRICE
------------------------  ---------   ----------------   --------------   -------   --------------
  $1.75 - $ 3.25            128,286         2.1              $ 2.42        95,156       $ 2.44
  $3.26 - $ 6.56          1,011,236         3.0              $ 4.69       557,787       $ 4.08
  $6.57 - $10.50            156,143         4.8              $12.52         1,558       $10.66
                          ---------                                       -------
                          1,295,665         3.1              $ 5.41       654,501       $ 3.86
                          =========                                       =======

EMPLOYEE STOCK PURCHASE PLAN

     In April 1992, the Company adopted the Employee Stock Purchase Plan (the "Stock Purchase Plan"), which reserved 75,000 shares of Common Stock to be issued in accordance with the Internal Revenue Code under such terms as approved by the Board of Directors. In August 1995, the shareholders approved an increase in the number of shares reserved for issuance under the Stock Purchase Plan from 75,000 to 200,000. In August 1997, the shareholders approved an additional increase in the number of shares reserved for issuance under the Stock Purchase Plan from 200,000 to 400,000. Under the term of the Stock Purchase Plan, employees can choose semi-annually to have up to 15% of their compensation withheld to purchase shares of

                             CHOLESTECH CORPORATION

Common Stock. The purchase price is equal to 85% of the lower of the closing price of the Common Stock on the Nasdaq National Market on the day the Stock Purchase Plan period begins or ends. Under the Stock Purchase Plan, the Company sold 29,758, 21,543 and 50,814 shares of Common Stock to employees in fiscal 1998, 1997 and 1996, respectively.

PRO FORMA DISCLOSURES

     Had compensation cost for the Company's stock option and stock purchase plans been determined based on the fair value of the options at the grant dates, as prescribed in SFAS No. 123, the Company's net income (loss) and net income
(loss) per share would have been as follows:

                                                                    YEAR ENDED
                                                      --------------------------------------
                                                      MARCH 27,     MARCH 28,     MARCH 29,
                                                         1998          1997          1996
                                                      ----------    ----------    ----------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss):
  As reported.......................................    $1,988       $  (809)      $(2,746)
  Pro forma.........................................    $1,195       $(1,035)      $(2,786)
Net income (loss) per share:
  As reported -- basic..............................    $ 0.18       $ (0.08)      $ (0.34)
  Pro forma -- basic................................    $ 0.11       $ (0.10)      $ (0.34)
  As reported -- diluted............................    $ 0.17       $ (0.08)      $ (0.34)
  Pro forma -- diluted..............................    $ 0.10       $ (0.10)      $ (0.34)

     The fair value of each stock option is estimated on the date of grant using the Black-Scholes valuation model, with the following assumptions used for grants during the applicable periods: dividend yield of 0.0% for all periods; risk-free interest rates of 5.9%, 6.3% and 6.0% for options granted during fiscal 1998, 1997 and 1996, respectively; volatility factors of 78%, 79% and 79% for options granted during fiscal 1998, 1997 and 1996, respectively; and a weighted average expected option term of 4.0 years, 2.5 years and 2.5 years for fiscal 1998, 1997 and 1996, respectively. The weighted average fair values of stock options granted in fiscal 1998, 1997 and 1996 were $5.03, $2.44 and $1.65 per share, respectively.

     The fair value of stock purchase rights is estimated using the Black-Scholes valuation model, with the following assumptions for fiscal 1998, 1997 and 1996, respectively; dividend yield of 0.0% for all periods; an expected life of 6 months for all periods; expected volatility factors of 81%, 74% and 95% for fiscal 1998, 1997 and 1996, respectively; and risk-free interest rates of 5.4%, 5.3% and 5.5% for fiscal 1998, 1997 and 1996, respectively. The weighted average fair values of stock purchase rights granted in fiscal 1998, 1997 and 1996 were $1.85, $1.21 and $0.77, respectively. The weighted average exercise prices of stock purchase rights granted in fiscal 1998, 1997 and 1996 were $8.20, $5.54, and $2.83, respectively.

     The pro forma effect on net income (loss) and net income (loss) per share for fiscal 1998, 1997 and 1996 is not representative of the pro forma effect on net income or loss in future periods because it does not take into consideration pro forma compensation expense related to grants made prior to fiscal 1996.

SHAREHOLDER RIGHTS PLAN

     In January 1997, the Board of Directors approved a shareholder rights plan under which shareholders of record on March 31, 1997 received a right to purchase (the "Right") one-thousandth of a share of Series A Participating Preferred Stock at an exercise price of $44.00, subject to adjustment. The Rights will separate from the Common Stock and Rights certificates will be issued and will become exercisable upon the earlier of: (i) 10 days (or such later date as may be determined by a majority of the Board of Directors) following a public announcement that a person or group of affiliated or associated persons has acquired, or obtained the

                             CHOLESTECH CORPORATION
right to acquire, beneficial ownership of 15% or more of the Company's outstanding Common Stock or (ii) 10 business days following the commencement of, or announcement of an intention to make, a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the Company's outstanding Common Stock. The Rights expire on the earlier of (i) January 22, 2007 or (ii) redemption or exchange of the Rights.

 7. RETIREMENT SAVINGS PLAN

     Effective September 1990, the Company adopted the Cholestech Corporation Retirement Savings Plan (the "401(k) Plan") in which all employees of the Company are entitled to participate. An eligible employee may elect to defer, in the form of contributions to the 401(k) Plan, between 1% and 15% of the employees' W-2 income, not to exceed $10,000 per year (adjusted for cost-of-living increases). Employee contributions are invested in selected mutual funds or a money market fund as specified by the employee. Employee contributions are fully vested and nonforfeitable at all times. The 401(k) Plan provides for employer contributions as determined by the Board of Directors. In fiscal 1998, the Board of Directors approved a contribution of $164,000 by the Company to the 401(k) Plan. No company contributions were made in fiscal 1997 and 1996.

 8. INCOME TAXES

     The provision for income taxes of $41,000 for the year ended March 27, 1998 represents current federal and state alternative minimum taxes payable, reduced for the utilization of net operating loss and tax credit carryforwards. No provision for income taxes was recorded for the years ended March 28, 1997 and March 29, 1996 as the Company incurred net operating losses for income tax purposes.

     Deferred tax assets (liabilities) consist of the following (in thousands):

                                                              MARCH 27,    MARCH 28,
                                                                1998         1997
                                                              ---------    ---------
Net operating loss carryforwards............................  $ 16,834     $ 17,810
Research and development tax credit carryforwards...........     2,237        2,031
Capitalized research and development........................       358          280
Other.......................................................      (328)        (862)
Valuation allowance for deferred tax assets.................   (19,101)     (19,259)
                                                              --------     --------
                                                              $     --     $     --
                                                              ========     ========

     The Company has historically experienced significant operating losses and operates in an industry subject to rapid technological changes. Therefore, management believes that there is sufficient uncertainty regarding the Company's ability to generate future taxable income and utilize its net operating loss and tax credit carryforwards such that a full valuation allowance for deferred tax assets was required at March 27, 1998.

     At March 27, 1998, the Company has net operating loss carryforwards available to reduce future taxable income for federal and state income tax purposes of approximately $44,380,000 and $18,756,000, respectively. Additionally, the Company had research and development credit carryforwards available to reduce income taxes for federal and state income tax purposes of approximately $1,648,000 and $589,000, respectively.

     As a result of a change in ownership which occurred in May 1990, there is an annual limitation of approximately $1,500,000 for federal and state income tax purposes on the combined use of approximately $6,131,000 of federal net operating loss carryforwards and the use of $550,000 of federal and state tax credit carryforwards. Additionally, as a result of the Company's public offering in December 1992, net operating loss and tax credit carryforwards incurred prior to December 1992 are subject to an annual limitation of approximately $5,450,000 for federal and state income tax purposes on the combined use of approximately

                             CHOLESTECH CORPORATION

$26,208,000 of federal and $4,534,000 of state net operating loss carryforwards, and the use of $1,151,000 of federal and $379,000 of state tax credit carryforwards. If the amounts of these limitations are not utilized in a particular year, the amount not utilized increases the limitation in the subsequent year.

9. GEOGRAPHIC INFORMATION

     The Company's export sales were $3,067,000, $1,251,000 and $1,325,000 for fiscal 1998, 1997 and 1996, respectively. Sales to Europe were $2,170,000, $908,000 and $825,000, in fiscal 1998, 1997 and 1996, respectively, with the remainder of export sales to the Pacific Rim and Latin America.

10. SUBSEQUENT EVENT

     On April 29, 1998, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission to register and sell 3,000,000 shares of Common Stock.

                             CHOLESTECH CORPORATION

                                  EXHIBIT LIST

      EXHIBIT                                                                      SEQUENTIAL
        NO.                                DESCRIPTION                              PAGE NO.
      -------                              -----------                             ----------
     3.1(2)        Restated Articles of Incorporation of Registrant.
     3.2(l)        Bylaws of Registrant, as amended.
     4.2(12)       Preferred Share Rights Agreement dated January 22, 1997
                   between the Registrant and Chase Mellon Shareholder
                   Services, L.L.C., including the Certificate of
                   Determination, the form of Rights Certificate and Summary of
                   Rights attached thereto as Exhibits A, B and C,
                   respectively.
    10.1(3)        1988 Stock Incentive Program and forms of agreements
                   thereunder.
    10.2(15)       Employee Stock Purchase Plan.
    10.3(l)        Standard Industrial Lease Agreement between Registrant and
                   Sunlife Assurance Company of Canada dated October 22, 1989.
    10.3.1(8)      First Amendment to Standard Industrial Lease Agreement
                   between Registrant and Sunlife Assurance Company of Canada dated April 1995.
    10.4(l)        Forms of Indemnification Agreements between Registrant and its officers and its directors.
    10.5(l)        Employment Agreement between Registrant and Edward L.
                   Erickson dated December 6, 1991.
    10.6(l)        Equipment Lease Agreement between Registrant and MMC/GATX
                   Partnership No. 1 dated August 17, 1990.
    10.6.1(1)      Revised Warrant to Purchase Series D Preferred Stock issued to MMC/ GATX Partnership No. 1.
    10.7(l)        Master Lease Agreement between Registrant and LINC Venture
                   Lease Partners II L.T. dated June 13, 1991.
    10.7.1(1)      Amendment No. 1 to Warrant issued to LINC Venture Lease
                   Partners II L.P.
    10.8(l)        Supply Agreement effective the 15th day of February 1991 by and between Ciba Corning Diagnostics Corp. and the
                   Registrant.
    10.9(4)        Employment Agreement between Registrant and Steven L.
                   Barbato dated April 27, 1992.
    10.10(4)       Employment Agreement between Registrant and Robert J. Guyon dated July 13, 1992.
    10.11.1(5)     Letter Agreement effective September 28, 1993 by and between
                   Union Bank and Registrant.
    10.11.2(5)     Promissory Note effective September 28, 1993 by and between
                   Union Bank and Registrant.
    10.11.3(5)     Security Agreement effective September 28, 1993 by and
                   between Union Bank and Registrant.
    10.11.4(7)     First Amendment to the Letter Agreement by and between Union
                   Bank and Registrant.
    10.11.5(7)     First Amendment to the Promissory Note by and between Union
                   Bank and Registrant.
    10.11.6(10)    Second Amendment to the Letter Agreement by and between
                   Union Bank and Registrant.
    10.11.7(10)    Second Amendment to the Promissory Note by and between Union
                   Bank and Registrant.
    10.12(4)       License Agreement between Registrant and Eastman Kodak
                   Company dated December 23, 1992.

      EXHIBIT                                                                      SEQUENTIAL
        NO.                                DESCRIPTION                              PAGE NO.
      -------                              -----------                             ----------
    10.13(6)       Employment Agreement between Registrant and Linda H.
                   Masterson dated May 12, 1994.
    10.14(9)       Loan Agreement between Registrant and Phoenixcor, Inc. dated
                   August 31, 1995.
    10.15(11)*     Development, License and Distribution Agreement between
                   Registrant and Metra Biosystems, Inc. dated May 3, 1996.
    10.16(11)      Registration Rights Agreement between Registrant and Metra
                   Biosystems, Inc. dated May 3, 1996.
    10.17.1(13)    Letter Agreement effective December 20, 1996 by and between
                   Wells Fargo Bank and the Registrant.
    10.17.2(13)    Revolving Line of Credit Note effective December 20, 1996 by and between Wells Fargo Bank and the Registrant.
    10.17.3(13)    General Pledge Agreement effective December 20, 1996 by and between Wells Fargo Bank and the Registrant.
    10.17.4(18)    Revolving Line of Credit Note effective November 30, 1997 by and between Wells Fargo Bank and Registrant.
    10.18(14)      Employment Agreement between Registrant and Mark J. Kussman dated August 8, 1996.
    10.19(16)      Consulting Agreement between Registrant and Warner-Lambert
                   Company dated June 18, 1997.
    10.20(17)      1997 Stock Incentive Program and Form of Agreement
                   thereunder.
    23.1           Consent of Independent Accountants.
    24.1           Power of Attorney (See page 43).

---------------
  * Confidential treatment has been granted by the Securities and Exchange Commission with respect to certain portions of this exhibit. The redacted portions have been filed separately with the Securities and Exchange Commission.

 (1) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-1 (No. 33-47603) which became effective on June 26, 1992.

 (2) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-1 (No. 33-54300) which became effective on December 16, 1992.

 (3) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-8 (No. 333-22475) as filed with the Securities and Exchange Commission on February 28, 1997.

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

(11) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-1 (No. 333-03364) as declared effective by the Commission on June 28, 1996.

(12) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form 8-A (No. 000-20198) as declared effective by the Commission on March 27, 1997.

(13) Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended December 27, 1996.

(14) Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the fiscal year ended March 28, 1997.

(15) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-8 (No. 333-38147) as declared effective by the Commission on October 17, 1997.

(16) Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended September 26, 1997.

(17) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-8 (No. 333-38151) that became effective on October 17, 1997.

(18) Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended December 26, 1997.