Form 10-K405/A
period 1998-03-27
CHOLESTECH CORPORATION
filed 1998-05-20
CIK 887227

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------


                                  FORM 10-K/A

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

     As of March 27, 1998, registrant had outstanding 11,402,084 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE


     None.


================================================================================

                                    PART III



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT



     Certain information required by this item concerning executive officers is set forth in Part I of this Report under "Business -- Executive Officers of the Company."



DIRECTORS





     The following table sets forth certain information concerning the directors of the Company and their ages as of March 31, 1998:



             NAME               AGE                          POSITION
             ----               ---                          --------
Warren E. Pinckert II.........  54    President, Chief Executive Officer and Director
Harvey S. Sadow,                75    Chairman of the Board
  Ph.D.(1)(2).................
Joseph Buchman, M.D.(1).......  68    Director
John L. Castello(2)...........  62    Director
John H. Landon................  57    Director
H.R. Shepherd(1)..............  77    Director
Larry Y. Wilson...............  48    Director


---------------
(1) Member of the Audit Committee.

(2) Member of the Compensation Committee.

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


     Harvey S. Sadow, Ph.D. has been a director of the Company since January 1990 and has served as Chairman of the Board since 1992. Dr. Sadow was President and Chief Executive Officer of Boehringer Ingelheim Corporation, a health care company, from 1971 to 1988, and of Boehringer Ingelheim Pharmaceuticals, Inc., an ethical specialty pharmaceutical company, from 1984 to 1988. In 1988, upon his retirement, Dr. Sadow became Chairman of the Board of Directors of both Boehringer Ingelheim Corporation and Boehringer Ingelheim Pharmaceuticals, Inc. Dr. Sadow retired as Chairman of both companies in 1990 but remained on their Boards of Directors until 1992. Dr. Sadow is Chairman of Acacia Biosciences, Inc., a drug discovery technology company; Chairman of Cortex Pharmaceuticals, Inc., a neuroscience company; a director of Penederm Incorporated, a developer and marketer of specialized dermatology products; a director of Anika Therapeutics, Inc., a hyaluronic acid technology specialty company; a director of Trega Biosciences, Inc., a drug discovery company and a director of several privately held companies in the health care field. Dr. Sadow earned a B.S. from the Virginia Military Institute, a M.S. from the University of Kansas and a Ph.D. from the University of Connecticut.


     Joseph Buchman, M.D. has been a director of the Company since July 1994. Dr. Buchman is a practicing physician with a private practice in Connecticut. Dr. Buchman is a certified member of the American Board of Internal Medicine and Cardiovascular Disease. Dr. Buchman is currently Director of the Preventive Cardiology Program for Danbury Hospital Health Services, and has been a member of the Cardiothoracic and Vascular Group, a professional corporation in Connecticut, since 1992. Prior to 1992, Dr. Buchman maintained a private medical practice. Dr. Buchman has published numerous articles on the subject of coronary risk factors. Dr. Buchman earned a B.A. from Wesleyan University and a M.D. from New York University, College of Medicine.

     John L. Castello has been a director of the Company since August 1993. Mr. Castello is the Chairman of the Board of XOMA Corporation ("XOMA"), a biotechnology company. Mr. Castello joined XOMA in April 1992 after serving as President and Chief Operating Officer of the Ares Serono Group, Inc., a Swiss ethical pharmaceutical company, from 1986 to 1991, and prior to that Mr. Castello was President of the Serano Diagnostics division from 1986 to 1988. From 1977 to 1986, Mr. Castello held senior management positions at Amersham International PLC and Abbott Laboratories. Mr. Castello also serves on the Board of Directors of Metra Biosystems. Mr. Castello earned a B.S. in Mechanical and Industrial Engineering from Notre Dame University.



     John H. Landon has been a director of the Company since December of 1997. Mr. Landon served as Vice President and General Manager, Medical Products of DuPont from 1992 to 1996. Prior to that, Mr. Landon served in various capacities at E.I. duPont de Nemours and Company ("DuPont"), including Vice President and General Manager, Diagnostics and Biotechnology from 1990 to 1992, Director of Diagnostics from 1988 to 1990, Business Director of Diagnostic Imaging from 1985 to 1988 and in various other professional and management positions at DuPont from 1962 to 1985. Mr. Landon is also a director of Digene Corporation and a director and member of the Executive Committee of Christiana Care Corporation, a firm created by the merger of the Medical Center of Delaware, Mid-Atlantic Health Systems, and several other healthcare entities. Previously, Mr. Landon served as a director of The DuPont Merck Pharmaceutical Company and the Health Industry Manufacturers Association. Mr. Landon earned a B.S. in Chemical Engineering from the University of Arizona.



     H. R. Shepherd has been a director of the Company since July 1994. Mr. Shepherd is a special advisor to the Chairman of the Board of Directors of Medeva PLC ("Medeva"), an international pharmaceutical company, and is a founder and Chairman of the Board of Directors of the Albert B. Sabin Vaccine Institute at Georgetown University. Mr. Shepherd is also an adjunct professor in the Department of Microbiology and Immunology at the Georgetown University Medical Center. Mr. Shepherd served as Chairman and Chief Executive Officer of Armstrong Pharmaceuticals, Inc., a company specializing in aerosol pharmaceutical packaging and labeling, from 1985 to 1993, before it was acquired by Medeva. Mr. Shepherd earned a B.S. from Cornell University and a Honorary Doctorate of Humane Letters from Villanova University.



     Larry Y. Wilson has been a director of the Company since May 1998. Since 1987, Mr. Wilson has served as the Executive Vice President and Chief Operating Officer of Catholic Healthcare West ("Catholic Healthcare"), a health care system that operates 38 acute care facilities and eight medical groups of the CHW Medical Foundation in Arizona, California and Nevada. Prior to that time, Mr. Wilson served as the Executive Vice President and Chief Financial Officer of Mercy Health System, a predecessor of Catholic Healthcare, from 1983 to 1986, and as a principal of the Health and Medical Division of Booz Allen & Hamilton, a consulting company, from 1979 to 1983. Mr. Wilson also serves as a director of PriMed Medical Management, Inc., the entity that operates the Hill Physicians Medical Group. Mr. Wilson earned a B.A. in English from Harvard University and an M.B.A. from Stanford University.



SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE



     Section 16(a) of the Exchange Act and regulations of the Securities and Exchange Commission thereunder require the Company's executive officers and directors and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of initial ownership and changes in ownership with the Securities and Exchange Commission. Based solely on its review of copies of such forms received by the Company, or on written representations from certain reporting persons that no other reports were required to be filed for such persons, the Company believes that with the exception of H.R. Shepherd who failed to timely file a report on Form 4 as required to report a single transaction, all of the Section 16(a) filing requirements applicable to its executive officers, directors and ten percent shareholders were complied with during or with respect to the period from March 29, 1997 to March 27, 1998.

ITEM 11.  EXECUTIVE COMPENSATION


                    EXECUTIVE COMPENSATION AND OTHER MATTERS

EXECUTIVE COMPENSATION

     The following table shows compensation paid by the Company for services rendered during fiscal years 1998, 1997, and 1996 for the Chief Executive Officer and the four other most highly compensated executive officers of the Company (the "Named Executive Officers") whose compensation exceeded $100,000 in fiscal 1998.

                           SUMMARY COMPENSATION TABLE


                                                                              LONG-TERM
                                                                             COMPENSATION
                                             ANNUAL COMPENSATION                AWARDS
                                    --------------------------------------   ------------
                                                                OTHER         SECURITIES
                                                               ANNUAL         UNDERLYING        ALL OTHER
NAME AND PRINCIPAL POSITION  YEAR   SALARY($)   BONUS($)   COMPENSATION(1)    OPTIONS(#)    COMPENSATION(2)($)
---------------------------  ----   ---------   --------   ---------------   ------------   ------------------
Warren E. Pinckert II....    1998   $194,167    $     --       $   --           40,000            $5,308
  President and Chief        1997    167,461     8,000(5)          --          115,000             4,378
  Executive Officer          1996    145,440          --           --           10,000             6,050
Andrea J. Tiller(3)......    1998    130,833          --           --           25,000             2,656
  Vice President, Finance,   1997     42,147          --           --           80,000               868
  Chief Financial Officer,   1996         --          --           --               --                --
  Treasurer and Secretary
Gary E. Hewett...........    1998    144,646          --        6,661           25,000             4,375
  Vice President of          1997    137,150     6,500(5)       2,225           17,500             3,394
  Diagnostic Development     1996    131,191          --       39,336               --             1,863
Steven L. Barbato........    1998    130,833          --           --           25,000             7,512
  Vice President of          1997    114,005     5,250(5)          --           50,000             5,995
  Manufacturing              1996    106,050          --           --            3,000             5,914
Mark J. Kussman(4).......    1998    145,833          --       11,138           25,000             7,564
  Vice President of Sales    1997     89,654          --       46,794           70,000             3,413
  and Marketing              1996         --          --           --               --                --


---------------

(1) The amounts described hereunder were paid by the Company as follows: In fiscal 1998, to Mr. Hewett, $6,661 for compensation paid in connection with the Company's Research and Development Incentive Program and to Mr. Kussman, $11,138 for forgiveness of interest and principal on a relocation loan from the Company. In fiscal 1997, to Mr. Hewett, $2,225 for the compensation paid in connection with the Company's Research and Development Incentive Program and to Mr. Kussman, $5,656 for forgiveness of interest and principal on a relocation loan from the Company and $41,138 for moving, temporary living and other expenses in connection with his relocation. In fiscal 1996, to Mr. Hewett, $35,640 forgiveness of a loan and $3,696 for the compensation paid in connection with the Company's Research and Development Incentive Program.



(2) The amounts described hereunder were paid by the Company for premiums on group term life insurance, medical and dental insurance and long term disability insurance.


(3) Ms. Tiller joined the Company as its Chief Financial Officer in December
    1996.

(4) Mr. Kussman joined the Company as its Vice President of Sales and Marketing in August 1996.

(5) Bonus pursuant to Wage Freeze Bonus Plan of 1994.

STOCK OPTION GRANTS IN LAST FISCAL YEAR

     The following table provides information relating to stock options awarded to each of the Named Executive Officers during the fiscal year ended March 27,1998. All such options were awarded under the Company's 1988 Stock Incentive Program.


                                                      INDIVIDUAL GRANTS                        POTENTIAL REALIZABLE
                                    ------------------------------------------------------   VALUE AT ASSUMED ANNUAL
                                                   % OF TOTAL                                  RATES OF STOCK PRICE
                                    NUMBER OF       OPTIONS                                  APPRECIATION FOR OPTION
                                    UNDERLYING     GRANTED TO      EXERCISE                          TERM(5)
                                     OPTIONS      EMPLOYEES IN     PRICE PER    EXPIRATION   ------------------------
               NAME                  GRANTED     FISCAL YEAR(1)   SHARE(2)(3)    DATE(4)         5%           10%
               ----                 ----------   --------------   -----------   ----------       --           ---
Warren E. Pinckert II.............    40,000          8.89%          $6.44       8/22/02     $  71,143     $ 157,206
Andrea J. Tiller..................    25,000          5.55%           6.44       8/22/02     $  44,464        98,254
Gary E. Hewett....................    25,000          5.55%           6.44       8/22/02        44,464        98,254
Steven L. Barbato.................    25,000          5.55%           6.44       8/22/02        44,464        98,254
Mark J. Kussman...................    25,000          5.55%           6.44       8/22/02        44,464        98,254


---------------

(1) Based on an aggregate of 449,893 options granted under the 1988 Stock Incentive Program and the 1997 Stock Incentive Program.


(2) Options were granted at an exercise price equal to the fair market value of the Company's Common Stock, as determined by the Board of Directors on the date of grant.

(3) Exercise price and tax withholding obligations related to exercise may be paid in cash, check, promissory note, by delivery of already-owned shares of the Company's Common Stock subject to certain conditions, or pursuant to a cashless exercise procedure under which the optionee provides irrevocable instructions to a brokerage firm to sell the purchased shares and to remit to the Company, out of the sale proceeds, an amount equal to the exercise price plus all applicable withholding taxes.

(4) The stock options granted in the fiscal year ended March 27, 1998 are generally exercisable starting three months after the date of grant, with 6.25% of the shares covered thereby becoming exercisable at that time and with an additional 6.25% of the option shares becoming exercisable at the end of each three month period thereafter, with full vesting occurring on the fourth anniversary of the date of grant. Under the 1988 Stock Incentive Program, the Board retains the discretion to modify the terms, including the price, of outstanding options.


(5) Potential realizable value is based on the assumption that the Common Stock of the Company appreciates at the annual rate shown (compounded annually) from the date of grant until the expiration of the five year option term. These numbers are calculated based on the requirements promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price growth.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES


     The following table sets forth, for each of the Named Executive Officers, the aggregated option exercises in the last fiscal year and the year end value of unexercised options.


                                                             NUMBER OF SECURITIES
                             SHARES                         UNDERLYING UNEXERCISED           VALUE OF UNEXERCISED
                          ACQUIRED ON         VALUE                 OPTIONS                      IN-THE-MONEY
         NAME             EXERCISE(#)     REALIZED(#)(1)   EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE(#)(2)
         ----            --------------   --------------   -------------------------   --------------------------------
Warren E. Pinckert
  II...................          --                --           298,828/116,130         $3,371,905          $1,148,800
Andrea J. Tiller.......          --                --            26,874/ 78,126            258,523             736,539
Gary E. Hewett.........          --                --            79,687/ 32,813            896,546             301,489
Steven L. Barbato......      25,000          $ 90,625            39,187/ 58,813            430,528             574,467
Mark J. Kussman........          --                --             26,874 68,126            271,404             661,127


---------------
(1) Market value of underlying securities at date of exercise less the exercise price, but does not necessarily indicate that the optionee sold the underlying stock.

(2) Market value of the Common Stock as of March 27, 1998 minus the exercise price.

DIRECTORS' COMPENSATION


     Non-employee directors receive a $1,000 monthly retainer and a $1,000 director's meeting fee for each Board meeting they attend. Non-employee directors also receive a $500 fee for each meeting of the Audit or Compensation Committee or Nominating Committee attended that is not in conjunction with a regular board meeting. In addition, the 1988 Stock Incentive Program and the 1997 Stock Incentive Program provide that options to purchase the Company's Common Stock may be granted to non-employee directors pursuant to a non-discretionary, automatic grant mechanism, whereby each such director is granted an option to purchase 10,000 shares on the date of each Annual Meeting of Shareholders or an initial grant of 5,000 shares upon becoming a member of the Board of Directors if the date such director joins the Board is within six months of the most recent Annual Meeting of Shareholders. In August 1997, pursuant to the provisions of the 1988 Stock Incentive Program, Dr. Buchman, Mr. Castello, Dr. Sadow and Mr. Shepherd were each granted nonstatutory options to purchase 10,000 shares of the Company's Common Stock at an exercise price of $6.44 per share. Mr. Landon was granted a nonstatutory option to purchase 5,000 shares of the Company's Common Stock in December 1997 at an exercise price of $10.06 per share pursuant to the 1988 Stock Incentive Program when he joined the Company's Board of Directors.


EMPLOYMENT AGREEMENTS AND CHANGE IN CONTROL ARRANGEMENTS


     The Board of Directors has approved a twelve month wage and benefits continuation package, including but not limited to, twelve months acceleration of stock option vesting and medical and dental coverage for Mr. Pinckert. In the event he is terminated by the Company, for any or no reason, Mr. Pinckert will be paid, in a lump sum, within thirty days of the date of such termination, an amount equal to one year's salary, at the rate of his salary in effect immediately prior to such termination (minus applicable withholding).



     The Board of Directors has approved a six month wage and benefits continuation package, including, but not limited to, six months acceleration of stock option vesting and medical and dental coverage for Mr. Barbato, Mr. Kussman and Ms. Tiller. In the event any of such individuals is terminated by the Company, for any or no reason, he or she will be paid, in a lump sum, within thirty days of the date of such termination, an amount equal to six months salary, at the rate of his or her salary in effect immediately prior to such termination (minus applicable withholding).



     In addition, the Board of Directors has approved a three month wage and benefits continuation package, including, but not limited to, three months acceleration of stock option vesting and medical and dental coverage for Mr. Hewett. In the event he is terminated by the Company, for any or no reason, Mr. Hewett will be paid, in a lump sum, within thirty days of the date of such termination, an amount equal to three months salary, at the rate of his salary in effect immediately prior to such termination (minus applicable withholding).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


                             PRINCIPAL SHAREHOLDERS


     The following table sets forth certain information with respect to the beneficial ownership of the Common Stock as of March 27, 1998: (i) by each person known to the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock, (ii) by each director, (iii) by the Chief Executive Officer and the Named Executive Officers, and (iv) by all directors and executive officers as a group. Except as otherwise noted, the shareholders named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to applicable community property laws.



                                                                 SHARES         PERCENTAGES
                                                              BENEFICIALLY      BENEFICIALLY
                      BENEFICIAL OWNER                          OWNED(1)          OWNED(1)
                      ----------------                        ------------      ------------
Kopp Investment Advisors, Inc.(2)...........................   1,488,440            13.1%
     6600 France Avenue South
     Suite 672
     Edina, MN 55433
The Kaufmann Fund, Inc.(3)..................................     800,000             7.0
     140 East 45th Street, 43rd Floor
     New York, NY 10017
U.S. Bancorp(4).............................................     573,122             5.0
     601 2nd Avenue, South
     Minneapolis, MN 55402-4302
Warren E. Pinckert II(5)....................................     383,870             3.3
Gary E. Hewett(6)...........................................      97,349               *
Harvey S. Sadow, Ph.D.(7)...................................      55,724               *
Steven L. Barbato(8)........................................      44,687               *
Andrea J. Tiller(9).........................................      35,437               *
John L. Castello(10)........................................      35,000               *
Mark J. Kussman(11).........................................      32,812               *
Joseph Buchman(12)..........................................      25,500               *
John H. Landon(13)..........................................       2,500               *
H.R. Shepherd(14)...........................................       2,500               *
Larry Y. Wilson.............................................          --               *
All current directors and executive officers as a group (11
  persons)(15)..............................................     715,379             6.0


---------------
  *  Less than one percent.


 (1) This table is based upon information supplied by officers, directors and principal shareholders. Applicable percentage of ownership is based on 11,402,084 shares of Common Stock outstanding as of March 27, 1998 together with applicable options for each such shareholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes voting and investment power with respect to shares. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days after March 27, 1998 are deemed outstanding for computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage of any other person.


 (2) Reflects ownership as reported on Schedule 13G/A dated February 9, 1998 with the Commission by Kopp Investment Advisors, Inc. ("KIA"). Represents shares beneficially owned by (i) KIA, a registered investment advisor, (ii) Kopp Holding Company ("Holding") and (iii) LeRoy C. Kopp individually and through his ownership of a controlling interest in KIA, his position as sole stockholder of Holding and his individual interests. KIA has sole voting power over 379,000 shares of the Company's Common Stock, sole dispositive power over 320,000 and shared dispositive power over 1,168,400 shares of the Company's Common Stock. Holding has beneficial ownership over 1,488,440. Mr. Kopp has sole voting and dispositive power over 51,200 shares of Common Stock and beneficial ownership over 1,539,640 shares of Common Stock.

 (3) Reflects ownership of the Company's Common Stock as reported to the Securities and Exchange Commission on Form 13G/A by The Kaufmann Fund, Inc. ("Kaufmann") on January 29, 1998. Kaufmann is a registered investment company pursuant to Section 8 of the Investment Company Act of 1940, as amended. Includes 800,000 shares of Common Stock over which Kaufmann has sole voting and dispositive power.

 (4) Reflects ownership of the Company's Common Stock as reported to the Securities and Exchange Commission on Form 13G/A by U.S. Bancorp on February 13, 1998. U.S. Bancorp is a bank holding company registered pursuant to the Bank Holding Company Act of 1956, as amended. Includes (i) 573,122 shares of Common Stock over which U.S. Bancorp has sole voting power, (ii) 554,622 shares over which U.S. Bancorp has sole dispositive power and (iii) 3,500 shares over which U.S. Bancorp has shared dispositive power.


 (5) Includes 309,128 shares of Common Stock issuable pursuant to stock options exercisable within 60 days after March 27, 1998.


 (6) Includes 82,343 shares of Common Stock issuable pursuant to stock options exercisable within 60 days after March 27, 1998.

 (7) Includes 37,500 shares of Common Stock issuable pursuant to stock options exercisable within 60 days after March 27, 1998.

 (8) Represents 44,687 shares of Common Stock issuable pursuant to stock options exercisable within 60 days after March 27, 1998.

 (9) Represents 33,437 shares of Common Stock issuable pursuant to stock options exercisable within 60 days after March 27, 1998.

(10) Represents 35,000 shares of Common Stock issuable pursuant to stock options exercisable within 60 days after March 27, 1998.

(11) Represents 32,812 shares of Common Stock issuable pursuant to stock options exercisable within 60 days after March 27, 1998.

(12) Represents 25,500 shares of Common Stock issuable pursuant to stock options exercisable within 60 days after March 27, 1998.

(13) Represents 2,500 shares of Common Stock issuable pursuant to stock options exercisable within 60 days after March 27, 1998.

(14) Represents 2,500 shares of Common Stock issuable pursuant to stock options exercisable within 60 days after March 27, 1998.

(15) Includes 607,907 shares of Common Stock issuable pursuant to stock options exercisable within 60 days after March 27, 1998.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



                              CERTAIN TRANSACTIONS



     None.



          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION



     The Compensation Committee consists of directors Sadow and Castello. There are no interlocking relationships, as described by the Securities and Exchange Commission, between the Compensation Committee members. Mr. Pinckert, President, Chief Executive Officer and a director of the Company, participated in all discussions and decisions regarding salaries and incentive compensation for all employees and consultants to the Company, except that Mr. Pinckert was excluded from discussions regarding his own salary and incentive compensation.

                                    PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.





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

10.17.2(13)    Revolving Line of Credit Note effective December 20, 1996 by and between Wells Fargo Bank and the Registrant.
10.17.3(13)    General Pledge Agreement effective December 20, 1996 by and between Wells Fargo Bank and the
               Registrant.
10.17.4(18)    Revolving Line of Credit Note effective November 30, 1997 by and between Wells Fargo Bank and Registrant.
10.18(14)      Employment Agreement between Registrant and Mark J. Kussman dated August 8, 1996.
10.19(16)      Consulting Agreement between Registrant and Warner-Lambert Company dated June 18, 1997.
10.20(17)      1997 Stock Incentive Program and Form of Agreement thereunder.
24.1+          Power of Attorney.


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


(c)     Exhibits. See Item 14(a)(3) above.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to the Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          CHOLESTECH CORPORATION

                                          By:   /s/ WARREN E. PINCKERT II

                                            ------------------------------------
                                                   Warren E. Pinckert II
                                             President, Chief Executive Officer
                                                         and Director


Date: May 19, 1998



     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS AMENDMENT TO THE REPORT ON FORM 10-K HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:



                      SIGNATURE                                      TITLE                    DATE
                      ---------                                      -----                    ----

              /s/ WARREN E. PINCKERT II                   President, Chief Executive      May 19, 1998
-----------------------------------------------------        Officer and Director
               (Warren E. Pinckert II)                   (Principal Executive Officer)

                /s/ ANDREA J. TILLER                     Vice President of Finance and    May 19, 1998
-----------------------------------------------------       Chief Financial Officer
                 (Andrea J. Tiller)                        (Principal Financial and
                                                              Accounting Officer)

               HARVEY S. SADOW, PH.D.*                             Director               May 19, 1998
-----------------------------------------------------
              (Harvey S. Sadow, Ph.D.)

                JOSEPH BUCHMAN, M.D.*                              Director               May 19, 1998
-----------------------------------------------------
               (Joseph Buchman, M.D.)

                  JOHN L. CASTELLO*                                Director               May 19, 1998
-----------------------------------------------------
                 (John L. Castello)

                   JOHN H. LANDON*                                 Director               May 19, 1998
-----------------------------------------------------
                  (John H. Landon)

                   H.R. SHEPHERD*                                  Director               May 19, 1998
-----------------------------------------------------
                   (H.R. Shepherd)

                  LARRY Y. WILSON*                                 Director               May 19, 1998
-----------------------------------------------------
                  (Larry Y. Wilson)

              *By /s/ ANDREA J. TILLER
  ------------------------------------------------
                  Andrea J. Tiller
                  Attorney-in-Fact

                                 EXHIBIT INDEX



                                                                                 SEQUENTIALLY
      EXHIBIT                                                                      NUMBERED
      NUMBER                         DESCRIPTION OF DOCUMENT                         PAGE
    -----------    ------------------------------------------------------------  ------------
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

                                                                                 SEQUENTIALLY
      EXHIBIT                                                                      NUMBERED
      NUMBER                         DESCRIPTION OF DOCUMENT                         PAGE
    -----------    ------------------------------------------------------------  ------------
    10.11.7(10)    Second Amendment to the Promissory Note by and between Union
                   Bank and Registrant.
    10.12(4)       License Agreement between Registrant and Eastman Kodak
                   Company dated December 23, 1992.
    10.13(6)       Employment Agreement between Registrant and Linda H.
                   Masterson dated May 12, 1994.
    10.14(9)       Loan Agreement between Registrant and Phoenixcor, Inc. dated
                   August 31, 1995.
    10.15(11)*     Development, License and Distribution Agreement between
                   Registrant and Metra Biosystems, Inc. dated May 3, 1996.
    10.16(11)      Registration Rights Agreement between Registrant and Metra
                   Biosystems, Inc. dated May 3, 1996.
    10.17.1(13)    Letter Agreement effective December 20, 1996 by and between
                   Wells Fargo Bank and the Registrant.
    10.17.2(13)    Revolving Line of Credit Note effective December 20, 1996 by and between Wells Fargo Bank and the Registrant.
    10.17.3(13)    General Pledge Agreement effective December 20, 1996 by and between Wells Fargo Bank and the Registrant.
    10.17.4(18)    Revolving Line of Credit Note effective November 30, 1997 by and between Wells Fargo Bank and Registrant.
    10.18(14)      Employment Agreement between Registrant and Mark J. Kussman dated August 8, 1996.
    10.19(16)      Consulting Agreement between Registrant and Warner-Lambert
                   Company dated June 18, 1997.
    10.20(17)      1997 Stock Incentive Program and Form of Agreement
                   thereunder.
    24.1+          Power of Attorney.


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