Form 10-Q
period 1998-06-26
CHOLESTECH CORPORATION
filed 1998-08-17
CIK 887227

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
        For the quarterly period ended June 26, 1998

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



At June 26, 1998, 11,468,207 shares of common stock of the Registrant were outstanding.

                             CHOLESTECH CORPORATION


                                     PART I

                              FINANCIAL INFORMATION

                                                                   Page
                                                                   ----
ITEM 1.  FINANCIAL STATEMENTS.

         Condensed Balance Sheets                                   3

         Condensed Statements of Operations                         4

         Condensed Statements of Cash Flows                         5

         Notes to Condensed Financial Statements                    6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.          8

                                     PART II

                                OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS.                                         26

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                         26

SIGNATURES                                                         27

                             CHOLESTECH CORPORATION



PART I  -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                     ASSETS

                                                  June 26, 1998   March 27, 1998 (1)
                                                  -------------   ------------------
Current assets:
    Cash and cash equivalents                        $  5,224         $  5,130
    Marketable securities                               8,034            9,621
    Accounts receivable, net                            2,189            3,793
    Inventories                                         5,313            3,306
    Prepaid expenses and other current assets             178              154
                                                     --------         --------
      Total current assets                             20,938           22,004

Property and equipment, net                             4,387            3,711
Other assets, net                                          75               73
                                                     --------         --------
                                                     $ 25,400         $ 25,788
                                                     ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses            $  3,126         $  3,003
    Accrued payroll and benefits                        1,007            1,136
    Product warranty                                      203              203
                                                     --------         --------
      Total current liabilities                         4,336            4,342

Shareholders' equity:
    Preferred stock                                        --               --
    Common stock                                       70,104           69,880
    Accumulated other comprehensive income                 28               49
    Accumulated deficit                               (49,068)         (48,483)
                                                     --------         --------
      Total shareholders' equity                       21,064           21,446
                                                     --------         --------
                                                     $ 25,400         $ 25,788
                                                     ========         ========


(1) The information in this column was derived from the Company's audited financial statements for the fiscal year ended March 27, 1998.


                   See Notes to Condensed Financial Statements

                             CHOLESTECH CORPORATION



                       CONDENSED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                              Quarter ended
                                                       ---------------------------------
                                                       June 26, 1998     June 27 1997 (1)
                                                       -------------     ----------------
Revenues:
     Domestic                                             $  4,171         $  3,808
     International                                             514              395
                                                          --------         --------
                                                             4,685            4,203
Cost of product sold                                         1,902            1,996
                                                          --------         --------
Gross profit                                                 2,783            2,207
                                                          --------         --------
Operating expenses:
     Sales and marketing                                     1,628            1,256
     Research and development                                  699              505
     General and administrative                                485              446
     Other                                                     750               --
                                                          --------         --------
         Total operating expenses                            3,562            2,207
                                                          --------         --------
Income (loss) from operations                                 (779)               0

Interest income (expense), net                                 194              122
                                                          --------         --------

Income (loss) before taxes                                    (585)             122

Provision for income taxes                                      --                3

Net income (loss)                                         $   (585)        $    119
                                                          ========         ========

Net income (loss) per share
     Basic                                                $   (.05)        $    .01
                                                          ========         ========
     Diluted                                              $   (.05)        $    .01
                                                          ========         ========

Shares used to compute net income (loss) per share
     Basic                                                  11,460           11,226
                                                          ========         ========
     Diluted                                                11,460           11,599
                                                          ========         ========


(1) Certain reclassifications have been made to the prior quarter ended June 27, 1997 financial statements to conform to the fiscal 1999 presentation. Such reclassifications had no effect on previously reported results of operations.



                   See Notes to Condensed Financial Statements

                             CHOLESTECH CORPORATION



                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                         Quarter ended
                                                                  -----------------------------
                                                                  June 26, 1998   June 27, 1997
                                                                  -------------   -------------
Cash flows from operating activities:
    Net income (loss)                                                $  (585)        $   119
    Adjustments to reconcile net income (loss) to net
      cash used in operating activities:
      Depreciation and amortization                                      316             221
      Changes in assets and liabilities:
          Accounts receivable                                          1,604            (321)
          Inventories                                                 (2,007)           (200)
          Prepaid expenses and other assets                              (24)           (111)
          Other assets                                                    (2)              4
          Accounts payable and accrued expenses                          123             487
          Accrued payroll and benefits                                  (129)           (145)
                                                                     -------         -------
          Net cash provided by (used in) operating activities           (704)             54
                                                                     -------         -------

Cash flows from investing activities:
    Proceeds from sale of marketable securities                        4,826           5,441
    Purchases of marketable securities                                (3,261)         (3,726)
    Purchases of property and equipment                                 (991)           (159)
                                                                     -------         -------
          Net cash provided by (used in) investing activities            574           1,556
                                                                     -------         -------

Cash flows from financing activities:
    Issuance of common stock                                             224              31
                                                                     -------         -------
          Net cash provided by (used in) financing activities            224              31
                                                                     -------         -------

Net change in cash and cash equivalents                                   94           1,641
Cash and cash equivalents at beginning of period                       5,130           6,088
                                                                     -------         -------
Cash and cash equivalents at end of period                           $ 5,224         $ 7,729
                                                                     =======         =======


                   See Notes to Condensed Financial Statements

                             CHOLESTECH CORPORATION


                     NOTES TO CONDENSED FINANCIAL STATEMENTS



1.       INTERIM RESULTS

         The interim unaudited financial information of Cholestech Corporation (the "Company") is prepared in conformity with generally accepted accounting principles and such principles are applied on a basis consistent with the audited financial information contained in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 5, 1998. The financial information included herein has been prepared by management, without audit by independent accountants who do not express an opinion thereon, and should be read in conjunction with the audited financial statements contained in the Annual Report on Form 10-K for the fiscal year ended March 27, 1998. The condensed balance sheet as of March 27, 1998 has been derived from, but does not include all the disclosures contained in, the audited financial statements for the year ended March 27, 1998. The information furnished includes all adjustments and accruals consisting only of normal recurring accrual adjustments that are, in the opinion of management, necessary for a fair presentation of results for the interim periods. Certain information or footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

         The foregoing interim results are not necessarily indicative of the results of operations for the full fiscal year ending March 26, 1999.

2.       BALANCE SHEET DATA

         The components of inventories are as follows (in thousands):

                                         JUNE 26, 1998   MARCH 27, 1998
                                         -------------   --------------
              Raw materials                 $1,137          $1,292
              Work-in-process                1,960           1,038
              Finished goods                 2,216             976
                                            ------          ------
                                            $5,313          $3,306
                                            ======          ======

3.       EARNINGS PER SHARE

         Basic earnings per share is computed by dividing income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted earnings per share gives effect to all potential Common Stock outstanding during a period, if dilutive. In computing diluted earnings per share, the average stock price is used in determining the number of shares assumed to be repurchased from the exercise of stock options. The following table reconciles the numerator and denominator of the basic and diluted earnings (loss) per share computations for the periods presented.

                             CHOLESTECH CORPORATION



         (In thousands except per share data)


                               Fiscal Quarter Ended              Fiscal Quarter Ended
                                  June 26, 1998                      June 27, 1997
                        ---------------------------------    --------------------------------
                      Income (loss)  Shares      Per share   Income      Shares     Per share
Basic EPS               $ (585)      11,460      $   (.05)   $  119      11,226      $    .01
Effect of dilutive
 securities                              --                                 312
                        ---------------------------------    --------------------------------
Diluted EPS             $ (585)      11,460      $   (.05)   $  119      11,538      $    .01
                        =================================    ================================

4.        BORROWING ARRANGEMENTS

         In December 1997, the Company renewed an agreement with Wells Fargo Bank for a $3 million revolving line of credit (the "line of credit"). While the agreement is in effect, the Company is required to maintain on deposit assets with a collective value, as defined in the line of credit agreement, equivalent to no less than 100% of the outstanding principle balance. Amounts outstanding under the line of credit bear interest at the bank's prime rate. The line of credit agreement expires on November 30, 1998 and is renewable. As of June 26, 1998, there were no borrowings outstanding under the line of credit.

5.       NEW ACCOUNTING PRONOUNCEMENTS

         The Company adopted statement of Financial Accounting Standards Board ("SFAS") issued No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements that is displayed with the same prominence as other financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources, including unrealized gains and losses on available-for-sale securities. For the quarter ended June 26, 1998 and June 27, 1997, comprehensive income (loss) approximated net income (loss).

         The Company adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" in the first quarter of fiscal 1999. This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 has not resulted in a change in the way the Company reports information.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes standards for accounting and reporting on derivative instruments for periods beginning after June 15, 1999 and early adoption is permitted. SFAS No. 133 requires that all derivative instruments be recognized in the balance sheet as either assets or liabilities and measured at fair value. Furthermore, SFAS No. 133 requires current recognition in earnings of changes in the fair value of derivative instruments depending on the intended use of the derivative and the resulting designation. The Company is currently evaluating the effects of the new standard and has not determined its method or timing of adopting SFAS No. 133 or the impact on its financial statements. However, the new standard requirement to reflect at market financial instruments utilized to hedge currency will result in fluctuations in the fair value being included in shareholders' equity, net of tax.

                             CHOLESTECH CORPORATION



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

7.       OTHER EVENTS

         In June 1998 the Company cancelled its proposed common stock offering. This led to a non-recurring charge of approximately $500,000, or $(.04) per share (diluted) related to the write-off of the offering expenses, which was recorded in the quarter ended June 26, 1998.

         In May 1998 the Company settled an outstanding litigation with a former employee of the Company. In accordance with the settlement, the Company agreed to a settlement fee of $250,000, or $(.02) per share (diluted), which was charged to operating income in the quarter ended June 26, 1998.

                             CHOLESTECH CORPORATION



ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors discussed herein, under "General" and "Potential Factors Affecting Future Operating Results." These forward-looking statements include, but are not limited to, the statement under "General" regarding the Company's expectation of continuing to incur negative cash flows and regulatory approvals for its products, the statement under "Sales and Marketing" regarding the Company's expectation that sales and marketing expenses will increase, the statement under "Research and Development" regarding the development of tests for new disease states and the Company's anticipation that research and development expenditures will increase, and the statement in the third paragraph under "Liquidity and Capital Resources" that the Company's liquid assets and cash from operations will be sufficient to meet its capital requirements for the foreseeable future.

GENERAL

         The Company develops, manufactures and markets the Cholestech L*D*X System which performs near-patient diagnostic screening and therapeutic monitoring for the management of prevalent chronic diseases (preventive care testing). The L*D*X System is capable of measuring multiple analytes simultaneously with a single drop of whole blood within five minutes. The Company currently markets the L*D*X System, including the L*D*X Analyzer and a variety of single use test cassettes, to the physician office laboratory (POL), pharmacy and health promotion markets, in the United States and internationally. The Company has experienced significant operating losses and, as of June 26, 1998, had an accumulated deficit of $49.0 million. The L*D*X System, including the L*D*X Analyzer (the Company's only product platform) and single use test cassettes, will continue to account for substantially all of the Company's revenues for the foreseeable future. In order for the Company to increase revenues, sustain profitability and maintain positive cash flows from operations, the L*D*X System must continue to gain market acceptance among health care providers, particularly in POLs and pharmacies, to which the Company has made only limited sales to date. The Company is developing certain additional tests designed to extend the capabilities of the L*D*X System. The Company believes that its future growth will depend, in part, upon its ability to complete development of and successfully introduce these new tests. The Company may incur negative cash flows from operations as it expands manufacturing capacity for existing and new test cassettes, increases product research and development efforts for new test cassettes, and expands sales and marketing activities and pursues regulatory clearances and approvals. The development and commercialization of new tests will require additional development, sales and marketing, manufacturing and other expenditures. The required level and timing of such expenditures will have an impact on the Company's ability to maintain profitability and positive cash flows from operations. The Company expects its product mix to change from time to time, and these changes will affect the Company's revenues and operating results. For example, the Company has recently entered the POL and pharmacy markets. In its limited experience, the Company generally has found that these markets use a higher proportion of lipid profile cassettes for therapeutic monitoring purposes, which test cassettes typically have higher selling prices and associated gross margins than the Company's other tests. However, the Company has also

                             CHOLESTECH CORPORATION



experienced a relatively lower rate of testing per day in these markets than in the health promotion market.


RESULT OF OPERATIONS


           QUARTER ENDED JUNE 26, 1998 VS. QUARTER ENDED JUNE 27, 1997

     For the quarter ended June 26, 1998, the Company experienced a net loss of $585,000 ($.05 per share) compared to net income of $119,000 ($.01 per share) for the quarter ended June 27, 1997. The net loss is attributable to the combined effects of the revenue shortfall and non-recurring expenses described below in "Revenues" and "Other," respectively.

     Revenues. The Company's revenues increased 11% to $4.7 million in first quarter ended June 26, 1998 from $4.2 million in first quarter ended June 27, 1997. The increase in revenues primarily reflects increased unit sales of single use test cassettes and L*D*X analyzers to health care providers in the POL, pharmacy and health promotion markets. The Company's revenues for the quarter ended June 26, 1998 were down by 26.8% from revenues of $6.4 million for the quarter ended March 27, 1998. The revenue reduction is largely due to the delay of certain key distribution relationships, as well as a slower than expected distributor sales in the United States.

     International revenues increased by 30.1% from $395,000 to $514,000 from the quarter ended June 27, 1997 to the quarter ended June 26, 1998. International sales decreased by 62.7%, from $1.4 million to $519,000 from quarter ended March 27, 1998 to the quarter ended June 26, 1998. This sharp decline is primarily the result of lower distributor sales.

     International revenues represented 10.9% and 9.3% of revenues in the first quarter of fiscal 1999 and fiscal 1998, respectively. The Company expects that the dollar amount and proportion of international revenues may fluctuate from period to period.

    Cost of Products Sold. Cost of products sold includes direct labor, direct material, overhead and royalties. Cost of products sold decreased 4.7% to $1.9 million in first quarter of fiscal 1999 from $2.0 million in first quarter of fiscal 1998, primarily as a result of decreased unit sales of single use test cassettes and L*D*X analyzers. Gross margin was 59.4% and 52.5% in first quarter of fiscal 1999 and 1998, respectively. The improvement in gross margin was primarily attributable to increased volume of single use test cassettes manufactured without corresponding percentage increases in manufacturing costs, improving the absorption of manufacturing overhead and reducing unit costs.

     The Company has licensed certain technology used in the manufacturing of its disposable cassette products. A related agreement, which expires in 2006, requires the Company to pay a royalty of 2.0% on net sales of the applicable products. Total royalty expense in the first quarter of fiscal 1999 and 1998 was $131,000 and $162,000, respectively, and such amounts were charged to cost of products sold.

     Sales and Marketing Expenses. Sales and marketing expense includes salaries, commissions, bonuses, expenses for outside services related to marketing programs and travel expenses. Sales and marketing expense increased 29.6% to $1.6 million in first quarter of fiscal 1999 from $1.3 million in first quarter of fiscal 1998. This increase was primarily attributable to continued expansion of the Company's domestic sales and marketing programs and increased expenses related to greater penetration of the POL and pharmacy markets. Sales and marketing expense increased to 34.7% of revenues in the first quarter of fiscal 1999 from 29.9% in the first quarter of fiscal 1998, primarily due to lower then anticipated revenue. The Company anticipates that the dollar amount of sales and marketing expense will increase in future periods as the Company continues to expand sales and marketing activities, particularly in the POL and pharmacy markets.

         Research and Development Expenses. Research and development expense includes salaries, bonuses, expenses for outside services, supplies and amortization of capital equipment. Research and development expense increased 38.4% to $699,000 in the first quarter of fiscal

                             CHOLESTECH CORPORATION



1999 from $505,000 in the first quarter of fiscal 1998. This increase was primarily attributable to continued development of new single use test cassettes and a related increase in headcount. Research and development expenses as a percentage of revenues increased to 14.9% for the first quarter ended June 26, 1998 from 12% for the first quarter ended June 27, 1997. This increase as a percentage of revenues is largely attributable to lower then anticipated revenue. The Company is currently developing additional tests for diagnostic screening and therapeutic monitoring of osteoporosis, liver damage, cardiovascular disease and diabetes. These new tests are in various stages of development, and the Company will be required to undertake time consuming and costly development activities and seek regulatory approval for these new tests before such tests can be marketed. The Company believes that revenue growth, if any, and future operating results will depend, in part, upon completing development of and successfully introducing these tests. The Company currently anticipates that the dollar amount of research and development expense will increase significantly in future periods as costs associated with product development and manufacturing scale up efforts for new cassettes are incurred.

         General and Administrative Expenses. General and administrative expense includes compensation, benefits and expenses for outside services. General and administrative expense increased 8.7% to $485,000 in the first quarter of fiscal 1999 from $446,000 in first quarter of fiscal 1998. This increase resulted primarily from an increased utilization of professional services. General and administrative expenses fell to 10.4% of revenues in first quarter of fiscal 1999 from 10.6% in first quarter of fiscal 1998 due to higher revenues which more than offset increased general and administrative expenditures

         Other. Other expenses of $750,000 reflect non-recurring charges of approximately $500,000 due to the cancellation of a proposed common stock offering and $250,000 due to settlement of litigation involving a former employee.

         Interest income (expense), net. Interest income reflects income from the investment of cash balances and marketable securities. Interest income rose 59% to $194,000 in first quarter of fiscal 1999 from $122,000 in the first quarter of fiscal 1998. This increase was primarily the result of higher average amounts invested in cash equivalents and marketable securities in the first quarter of fiscal 1999 over fiscal 1999.

         Income Taxes. No provision for income taxes was made in the first quarter ended June 26, 1998 as the Company incurred a net loss from operations. As the Company has significant net operating loss and tax credit carryforwards, the provisions for income taxes for the first quarter ended June 27, 1997 of $3,000 represent the estimated alternative minimum tax. Management expects to utilize additional net operating loss and other tax carryforward amounts to the extent income is earned during fiscal 1999. Accordingly, the Company's estimated effective tax rate is expected to remain below the federal statutory rate throughout fiscal 1999.

         New Accounting Pronouncements. The Company adopted statement of Financial Accounting Standards Board ("SFAS") issued No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements that is displayed with the same prominence as other financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources, including unrealized gains and losses on available-for-sale securities. For the quarter ended June 26, 1998 and June 27, 1997, comprehensive income (loss) approximated net income
(loss).

         The Company adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" in the first quarter of fiscal 1999. This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 has not resulted in a change in the way the Company reports information.


         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes standards for accounting and reporting on derivative instruments for periods beginning after June 15, 1999 and early adoption is permitted. SFAS No. 133 requires that all derivative instruments be recognized in the balance sheet as either assets or liabilities and measured at fair value. Furthermore, SFAS No. 133 requires current recognition in earnings of changes in the fair value of derivative instruments depending on the intended use of the derivative and the resulting designation. The Company is currently evaluating the effects of the new standard and has not determined its method or timing of adopting SFAS No. 133 or the impact on its financial statements. However, the new standard requirement to reflect at market financial instruments utilized to hedge currency will result in fluctuations in the fair value being included in shareholders' equity, net of tax.

                             CHOLESTECH CORPORATION



LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations primarily through product sales, the sale of equity securities and, during fiscal 1998, from positive cash flows from operations. From inception to June 26, 1998, the Company raised approximately $70.1 million in net proceeds from equity financings. As of June 26, 1998, the Company had approximately $13.3 million of cash, cash equivalents and short term marketable securities and an accumulated deficit of $49 million. In addition, the Company has available a $3 million revolving bank line of credit agreement. While the revolving line is in effect, the Company is required to maintain on deposit assets with a collective value, as defined in the line of credit agreement, equivalent to no less than 100% of the outstanding principal balance. Amounts outstanding under the line of credit bear interest at the bank's prime rate. The line of credit agreement expires on November 30, 1998 and is renewable. As of June 26, 1998, there were no borrowings outstanding under the line of credit.

         Net cash used in operating activities was $704,000 during the first quarter of fiscal 1999, compared to net cash provided by operating activities of $54,000 during the first quarter of fiscal 1998. In first quarter of fiscal 1999, the net loss and inventory were the primary factors contributing to cash used in operating activities both of which are attributable to lower than expected sales. In the first quarter of fiscal 1998, strong improvement in operating results was the primary factor contributing to cash provided by operating activities. Net cash provided by investing activities of $574,000 in first quarter of fiscal 1999 and $1.6 million in the first quarter of fiscal 1998 resulted primarily from the Company's sale of marketable securities. The decrease between the two periods is primarily attributable to capital investments related to manufacturing line. Net cash provided by financing activities of $224,000 in the first quarter of fiscal 1999 and $31,000 in the first quarter of fiscal 1998 reflected the issuance of Common Stock pursuant to the stock incentive program. The Company intends to expend substantial funds for capital expenditures related to expansion of its manufacturing capacity, research and development, including expansion of its product line and enhancement of its current products, expansion of sales and marketing activities and other working capital and general corporate purposes.

         Despite the Company's cancellation of its proposed equity financing in the second quarter of fiscal 1999, the Company believes that the Company's cash, cash equivalents, marketable securities, cash flows anticipated to be generated by future operations and available bank borrowings under an existing line of will be sufficient to meet its capital requirements for the foreseeable future. However, there can be no assurance that the Company will not require additional financing. For example, the Company may be required to expend greater than anticipated funds if unforeseen difficulties arise in expanding manufacturing capacity for existing cassettes or in

                             CHOLESTECH CORPORATION


the course of completing required additional development, obtaining necessary regulatory approvals, obtaining waived status under the Clinical Laboratory Improvement Amendments of 1988 ("CLIA") or introducing or scaling up manufacturing for new tests. The Company's future liquidity and capital requirements will depend upon numerous additional factors, including: the costs and timing of expansion of manufacturing capacity; the number and type of new tests the Company seeks to develop; the success of these development efforts; the costs and timing of expansion of sales and marketing activities; the extent to which the Company's existing and new products gain market acceptance; competing technological and market developments; the progress of commercialization efforts of the Company's distributors; the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights; developments related to regulatory and third party reimbursement matters and CLIA; and other factors. In the event that additional financing is needed, the Company may seek to raise additional funds through public or private financing, collaborative relationships or other arrangements. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its technologies, products or marketing territories. The failure of the Company to raise capital on acceptable terms when needed could have a material adverse effect on the Company's business, financial condition and results of operations. See "--Potential Factors Affecting Future Operating Results -- Possible Future Capital Requirements; Uncertainty of Additional Funding."

POTENTIAL FACTORS AFFECTING FUTURE OPERATING RESULTS

UNCERTAINTY OF MARKET ACCEPTANCE OF THE L*D*X SYSTEM. The Cholestech L*D*X System, including the L*D*X Analyzer (the Company's only product platform) and single use test cassettes, will continue to account for substantially all of the Company's revenues for the foreseeable future. In order for the Company to increase revenues, sustain profitability and maintain positive cash flows from operations, the L*D*X System must continue to gain market acceptance among health care providers, particularly physician office laboratories (POLs) and pharmacies, to which the Company has made only limited sales to date. Physicians, pharmacists and other health care providers are not likely to use the L*D*X System unless they determine that it is an attractive alternative to other means of diagnostic screening or therapeutic monitoring of chronic diseases. Such determination will depend, in part, upon the L*D*X System's accuracy, ease of use, rapid test time, reliability and cost effectiveness, as well as the availability and amount of third party reimbursement. Even if the advantages of the L*D*X System in diagnosing and monitoring patients with chronic diseases are established, health care providers may elect not to purchase and use the L*D*X System for any number of reasons. For example, physicians and other health care providers may not change their established means of having such tests performed or may not make the necessary investment to purchase the L*D*X Analyzer. In addition, the growing prevalence of managed care may adversely affect the POL market. A growing number of physicians are salaried employees and have no financial incentive to perform testing. Many managed care organizations have contracts with laboratories, which require participating or employed physicians to send patient specimens to contracted laboratories. Finally, physicians are under growing pressure by Medicare and other third party payors to limit their testing to "medically necessary" tests. Market acceptance of the L*D*X System by pharmacists will in part depend on the continued availability and amount of reimbursement to them for performing tests on the L*D*X System. Even if the Company is successful in continuing

                             CHOLESTECH CORPORATION



to place L*D*X Analyzers at POLs, pharmacies and other near-patient testing sites, there can be no assurance that placement of L*D*X Analyzers will result in sustained demand for the Company's single use test cassettes. As a result, there can be no assurance that demand for the L*D*X System will be sufficient to sustain revenues and profits from operations. Because the L*D*X System currently represents the Company's sole product focus, the Company could be required to cease operations if the L*D*X System does not achieve and maintain a significant level of market acceptance.

    HISTORY OF LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY; FLUCTUATIONS IN OPERATING RESULTS. The Company may experience significant fluctuations in revenues and results of operations on a quarter to quarter basis in the future. Quarterly operating results will fluctuate due to numerous factors, including:
(i) the timing and level of market acceptance of the L*D*X System; (ii) the timing of the introduction and availability of new tests; (iii) the timing and level of expenditures associated with development activities; (iv) the timing and level of expenditures associated with expansion of sales and marketing activities and overall operations; (v) the Company's ability to cost-effectively expand cassette manufacturing capacity and maintain consistently acceptable yields in the manufacture of cassettes; (vi) variations in manufacturing efficiencies; (vii) the timing of establishment of strategic distribution arrangements and the success of the activities conducted under such arrangements; (viii) changes in demand for its products based on changes in third party reimbursement, competition, changes in government regulation and other factors; (ix) the timing of significant orders from and shipments to customers; (x) product pricing and discounts; (xi) variations in the mix of products sold; and (xii) general economic conditions. These factors are difficult to forecast, and these or other factors could have a material adverse effect on the Company's business, financial condition and results of operations. Fluctuations in quarterly demand for the Company's products may adversely affect the continuity of the Company's manufacturing operations, increase uncertainty in operational planning and/or affect cash flows from operations. The Company's expenses are based in part on the Company's expectations as to future revenue levels and to a large extent are fixed in the short term. As a result, if actual revenues do not meet expectations, the Company's ability to adjust spending levels in the short term will be limited and its business, financial condition and results of operations could be materially adversely affected. In addition, as a result of these fluctuations, it is likely that in some future period the Company's results will not meet the expectations of public market security analysts or investors. In such event, the trading price of the Common Stock could be materially adversely affected.

    DEPENDENCE ON DEVELOPMENT, INTRODUCTION AND MARKET ACCEPTANCE OF NEW TESTS. The Company is at various stages of development of tests designed to extend the capabilities of the L*D*X System. The Company believes that its revenue growth and future operating results will depend, in part, upon its ability to complete development of and successfully introduce these new tests. The Company will be required to undertake time-consuming and costly development, sales and marketing, manufacturing and other activities, as well as seek regulatory approval for these new tests. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these new tests, that regulatory clearance or approval of any new tests will be granted by the FDA or the CDC (for CLIA waived status) on a timely basis, or at all, that the new tests will adequately meet the requirements of the applicable market or achieve market acceptance or that the Company will be

                             CHOLESTECH CORPORATION



able to achieve and maintain cost efficient, high volume manufacturing capacity for any new tests. In July 1997, the FDA approved the Company's request for clearance to market the Company's BUN/Creatinine single use test cassette pursuant to Section 510(k) of the FDC Act. In September 1997, the Company submitted to the CDC a request for CLIA waiver for the use of the BUN/Creatinine test cassette with the L*D*X System. The CDC has not yet acted upon the Company's request and because the CDC's evaluation of applications for CLIA waived status is not based upon precisely defined objectively measurable criteria, the Company cannot predict the likelihood of obtaining waived status. In order to successfully commercialize the BUN/Creatinine test cassette or other future tests in the United States, the Company believes it is critical to obtain waived status under CLIA. In order to successfully commercialize any new tests, including the BUN/Creatinine test cassette, the Company will be required to establish and maintain reliable, cost-efficient, high-volume manufacturing capacity for such tests. The Company has in the past encountered difficulties in scaling up production of new test cassettes, including problems involving production yields, quality control and assurance, variations and impurities in the raw materials and performance of the manufacturing equipment.

     In May 1996, the Company entered into a development, marketing and licensing agreement with Metra Biosystems to develop an immunoassay cassette incorporating Metra Biosystems' bone resorption technology to be used on the L*D*X System. Metra Biosystems has the right to terminate the agreement at any time. If the Company is unable, for technological or other reasons, to complete the development, introduction and scale up of manufacturing of any new tests, if the Company fails to obtain regulatory approval for any such tests on a timely basis or if such new tests do not achieve a significant level of market acceptance, the Company's business, financial condition and results of operations would be materially adversely affected.

    RISKS ASSOCIATED WITH CASSETTE MANUFACTURING. The Company internally manufactures all of the single use test cassettes that are used with the L*D*X Analyzer. The manufacture of the test cassettes is a highly complex and precise process. Such manufacturing is sensitive to a wide variety of factors, including raw material variations and impurities, manufacturing process variances, manufacturing equipment performance and manufacturing environment contaminants. The Company has in the past experienced lower than expected manufacturing yields that have adversely affected gross margins and delayed product shipments. To the extent that the Company does not maintain acceptable manufacturing yields of test cassettes or experiences product shipment delays, the Company's business, financial condition and results of operations would be materially adversely affected. The Company's cassette manufacturing lines would be costly and time consuming to repair or replace if their operation were interrupted. As the Company's production levels have increased, the Company has been required to use its machinery more hours per day and the down time resulting from equipment failure has increased. The custom nature of much of the Company's manufacturing equipment increases the time required to remedy equipment failures and replace equipment. Furthermore, the Company has a limited number of employees dedicated to the operation and maintenance of the cassette manufacturing equipment, the loss of whom could impact the Company's ability to effectively operate and

                             CHOLESTECH CORPORATION



service such equipment. The interruption of cassette manufacturing operations or the loss of employees dedicated to the cassette manufacturing facility could have a material adverse effect on the Company's business, financial condition and results of operations. The Company manufactures all of the cassettes at its Hayward, California manufacturing facility, and any prolonged inability to utilize such facility as a result of earthquake, fire or otherwise would have a material adverse effect on the Company's business, financial condition and results of operations.

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

    NEED TO MANAGE EXPANDING OPERATIONS. If the Company is successful in achieving and maintaining market acceptance for the L*D*X System, the Company will be required to expand its operations, particularly in the areas of sales and marketing and manufacturing. As the Company expands its operations in these areas, such expansion will likely result in new and increased responsibilities for management personnel and place significant strain upon the

                             CHOLESTECH CORPORATION



Company's management, operating and financial systems and resources. To accommodate any such growth and compete effectively, the Company will be required to implement and improve its information systems, procedures and controls, and to expand, train, motivate and manage its work force. There can be no assurance that the Company's personnel, systems, procedures and controls will be adequate to support the Company's future operations. Any failure to implement and improve the Company's operational, financial and management systems or to expand, train, motivate or manage employees as required by future growth, if any, could have a material adverse effect on the Company's business, financial condition and results of operations.

    LIMITED SALES, MARKETING AND DISTRIBUTION EXPERIENCE; DEPENDENCE ON THIRD PARTY DISTRIBUTORS. In order for the Company to increase revenues and sustain profitability, the L*D*X System must achieve a significant degree of market acceptance among health care providers and third party payors. The Company has only limited experience in marketing and selling to the therapeutic monitoring market in the United States and relies on third party distributors in this market. There can be no assurance that the Company will be able to maintain its existing distribution relationships. The Company also will be required to enter into additional distribution arrangements in order to achieve broader distribution of its products, particularly into the pharmacy market. There can be no assurance that the Company will be able to enter into and maintain such arrangements on a timely basis, if at all. The Company is dependent upon such distributors to assist it in promoting market acceptance of the L*D*X System. It is uncertain whether distributors will devote the resources necessary to provide effective sales and marketing support to the Company. In addition, the Company's distributors may give higher priority to the products of other medical suppliers, thus reducing their efforts to sell the Company's products. If the Company is unable to establish appropriate arrangements with distributors, or if any of the Company's distributors do not promote, market and sell the L*D*X Analyzer and single use test cassettes, the Company's business, financial condition and results of operations could be materially adversely affected.

    UNCERTAINTY RELATING TO THIRD PARTY REIMBURSEMENT. In the United States, health care providers that purchase products such as the L*D*X System generally rely on third party payors, including private health insurance plans, federal Medicare, state Medicaid and managed care organizations, to reimburse all or part of the cost of the procedure in which the product is being used. The Company's ability to commercialize its products successfully in the United States will depend in part on the extent to which reimbursement for the costs of tests performed with the L*D*X System and related treatment will be available from government health authorities, private health insurers and other third party payors. Third party payors can affect the pricing or the relative attractiveness of the Company's products by regulating the maximum amount of reimbursement provided for testing services. Reimbursement is currently not available for certain uses of the Company's products in particular circumstances. As a general rule, third party reimbursement is available if a physician has been involved in the decision to perform the test involving the Company's products. For example, if a physician prescribes a drug that requires therapeutic monitoring, the use of the Company's products in performing such tests will be reimbursable. In the health promotion market, use of the Company's products for diagnostic screening in health promotion clinics is generally subject to reimbursement. However, diagnostic screening preformed in corporate wellness programs and at fitness centers is likely not

                             CHOLESTECH CORPORATION



subject to reimbursement. Third party payors are increasingly scrutinizing and challenging the prices charged for medical products and services. Decreases in reimbursement amounts for tests performed using the Company's products may decrease the amounts that physicians and other practitioners are able to charge patients, which in turn may adversely affect the Company's ability to sell its products on a profitable basis. In addition, certain health care providers are moving toward a managed care system in which such providers contract to provide comprehensive health care for a fixed cost per patient. Managed care providers are attempting to control the cost of health care by authorizing fewer elective procedures, such as the screening of blood for chronic diseases. The Company is unable to predict what changes will be made in the reimbursement methods utilized by third party payors. Inability of health care providers to obtain reimbursement from third party payors or changes in government and third party payors' policies toward reimbursement of tests employing the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, the Company believes that the overall escalating cost of medical products and services has led to and will continue to lead to increased pressures on the health care industry, both domestic and international, to reduce the cost of products and services, including products offered by the Company. Market acceptance of the Company's products in international markets is also dependent, in part, upon the availability of reimbursement within prevailing health care payment systems. Reimbursement and health care payment systems in international markets vary significantly by country and include both government sponsored health care and private insurance. There can be no assurance that third party reimbursement and coverage will be available or adequate in either United States or international markets, that current reimbursement amounts will not be decreased in the future or that future legislation, regulation, or reimbursement policies of third party payors will not otherwise adversely affect demand for the Company's products or the Company's ability to sell its products on a profitable basis, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

    GOVERNMENT REGULATION. The manufacture and sale of diagnostic products, including the L*D*X System, are subject to extensive regulation by numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies. The Company will not be able to commence marketing or commercial sales in the United States of any of the new tests it is developing until it receives clearance or approval from the FDA. The process of obtaining FDA and other required regulatory clearances and approvals is lengthy, expensive and uncertain. As a result, there can be no assurance that any of the Company's new tests under

                             CHOLESTECH CORPORATION



development, even if successfully developed, will ever obtain such clearance or approval. Additionally, certain material changes to medical products already cleared or approved by the FDA are also subject to further FDA review and clearance or approval. The loss of previously obtained clearances, or failure to comply with existing or future regulatory requirements, could have a material adverse effect on the Company's business, financial condition and results of operations. The L*D*X Analyzer and all existing test cassettes required clearance pursuant to a 510(k) clearance. Medical devices are subject to continual review, and later discovery of previously unknown problems with a cleared product may result in restrictions on the product's marketing or withdrawal of the product from the market. In general, the Company intends to develop and market tests that will require 510(k) clearance. It generally takes from four to twelve months from the date of submission to obtain 510(k) clearance, but it may take longer. The Company does not believe that its products under development will require submission of a Pre-market approval ("PMA") application. However, if a future product were to require submission of a PMA application, regulatory approval of such product would involve a much longer and more costly process than a 510(k) clearance and would involve the submission of extensive supporting data and clinical information. A PMA application may be submitted to the to the United States Food and Drug Administration (the "FDA") only after clinical trials and the required patient follow-up for a particular test are successfully completed. Upon filing of a PMA application, the FDA commences a review process that generally takes one to three years from the date on which the PMA application is accepted for filing, but may take significantly longer. There can be no assurance that the Company's products under development will require only 510(k) clearance rather than the more lengthy and costly PMA approval. A requirement that the Company file a PMA application for any new test would significantly delay the Company's ability to market such test and significantly increase the costs of development.

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

     The use of the Company's products and those of its competitors is also affected by federal and state regulations, which provide for regulation of laboratory testing, as well as by the laws and regulations of foreign countries. The scope of these regulations includes quality control, proficiency testing, personnel standards and inspections. For example, in the United States, CLIA categorizes tests as "waived," or as being "moderately complex" or "highly complex" on the basis of specific criteria. In January 1996, the L*D*X Analyzer and the Company's total cholesterol, HDL (high density lipoproteins), triglycerides and glucose tests in any combination were classified as waived under CLIA. In order to successfully commercialize the tests that are currently under development, the Company believes that it will be critical to obtain waived classification for such tests under CLIA. There can be no assurance that any new tests developed by the Company, including the BUN/Creatinine test cassette, will qualify for CLIA waived classification. Any failure of the new

                             CHOLESTECH CORPORATION



tests to obtain waived status under CLIA will adversely impact the Company's ability to commercialize such tests, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, there can be no assurance that any future amendment of CLIA or the promulgation of additional regulations impacting laboratory testing will not have an adverse effect on the Company's ability to market the L*D*X System. For example, if CLIA regulations were modified in a manner that reduced regulatory requirements and burdens faced by competitive products, certain competitive advantages of the L*D*X System's waived status could be reduced or eliminated.

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

                             CHOLESTECH CORPORATION



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

    HIGHLY COMPETITIVE INDUSTRY; RAPID TECHNOLOGICAL CHANGE. The markets for diagnostic screening and therapeutic monitoring in which the Company operates are intensely competitive. The Company's competition consists mainly of clinical and hospital laboratories, as well as manufacturers of bench top analyzers. In order to achieve market acceptance for the L*D*X System, the Company will be required to demonstrate that the L*D*X System is an attractive alternative to bench top analyzers as well as to clinical and hospital laboratories. This will require physicians to change their established means of having such tests performed. There can be no assurance that the L*D*X System will be able to compete with these other testing services and analyzers. In addition, companies having a significant presence in the market for therapeutic monitoring, such as Abbott Laboratories, Clinical Diagnostic Systems, a division of Johnson & Johnson and formerly a division of Eastman Kodak Company, and Boehringer Mannheim, have developed or are developing analyzers designed for near-patient testing. These competitors have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than the Company. In addition, such competitors offer broader product lines than the Company, have greater name

                             CHOLESTECH CORPORATION



recognition than the Company, and offer discounts as a competitive tactic. In addition, several smaller companies are currently making or developing products that compete or will compete with those of the Company.

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

                             CHOLESTECH CORPORATION



    YEAR 2000 COMPLIANCE RISKS. The L*D*X System contains software that may be used to integrate test results with an end user's medical records systems. It is likely that, commencing in the year 2000, the functionality of certain medical records systems will be adversely affected when one or more component products of such systems are unable to process four digit characters representing years and, therefore, the medical records system would not be in "Year 2000 compliance." Although the Company believes its products are in Year 2000 compliance, there can be no assurance that the Company's products will be able to function properly when integrated with other vendors' non-compliant component products. The inability of the L*D*X System to properly manage and manipulate data related to the Year 2000 could result in a material adverse effect on the Company's business, financial condition and results of operations, including increased warranty costs, customer satisfaction issues and potential lawsuits. Although the Company believes its products are Year 2000 compliant, the Company anticipates that substantial litigation may be brought against vendors of all component products that operate in connection with medical records systems, including those component products provided by the Company. The Company believes that any such claims, with or without merit, could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, parties with whom the Company does business may not be in Year 2000 compliance, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

    POSSIBLE FUTURE CAPITAL REQUIREMENTS; UNCERTAINTY OF ADDITIONAL FUNDING. The Company intends to expend substantial funds for capital expenditures related to expansion of its manufacturing capacity, research and development, including expansion of its product line and enhancement of its current products, expansion of sales and marketing activities and other working capital and general corporate purposes. Although the Company believes that the Company's cash, cash equivalents, marketable securities, cash flow anticipated to be generated by future operations and available bank borrowings under an existing line of credit will be sufficient to meet its capital requirements for the foreseeable future, there can be no assurance that the Company will not require additional financing. For example, the Company may be required to expend greater than anticipated funds if unforeseen difficulties arise in expanding manufacturing capacity for existing cassettes or in the course of completing required additional development, obtaining necessary regulatory approvals, obtaining waived status under CLIA or introducing or scaling up manufacturing for new tests. The Company's future liquidity and capital requirements will depend upon numerous additional factors, including: the costs and timing of expansion of manufacturing capacity; the number and type of new tests the Company seeks to develop; the success of these development efforts; the costs and timing of expansion of sales and marketing activities; the extent to which the Company's existing and new products gain market acceptance; competing technological and market developments; the progress of commercialization efforts of the Company's distributors; the costs involved in preparing, filing,

                             CHOLESTECH CORPORATION



prosecuting, maintaining and enforcing patent claims and other intellectual property rights; developments related to regulatory and third party reimbursement matters and CLIA; and other factors. In the event that additional financing is needed, the Company may seek to raise additional funds through public or private financing, collaborative relationships or other arrangements. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its technologies, products or marketing territories. The failure of the Company to raise capital on acceptable terms when needed could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that such financing, if required, will be available on satisfactory terms, or at all. See "-- Liquidity and Capital Resources."

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

                             CHOLESTECH CORPORATION



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

                             CHOLESTECH CORPORATION



                           PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


         No matters were submitted to a vote of the security holders during the quarter ended June 26, 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


         (a)  Exhibits:

              27.1    Financial Data Schedule.

         (b) Reports on Form 8-K. One report on Form 8-K was filed during the quarter ended June 26, 1998. The report was filed on May 28, 1998 and reported, under Item 5 of Form 8-K, on May 21, 1998 Cholestech Corporation issued a press release reporting that it had settled outstanding litigation with a former employees of the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       CHOLESTECH CORPORATION



Date   August 14, 1998                 /s/  Warren E. Pinckert II
                                       -----------------------------------------
                                       Warren E. Pinckert II
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)


                                       /s/ Andrea J. Tiller
                                       -----------------------------------------
                                       Andrea J. Tiller
                                       Vice President of Finance and Chief
                                       Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)

                               INDEX TO EXHIBITS



Exhibit
Number                            Description
------                            -----------
27.1                         Financial Data Schedule