Form 10-K405/A
period 1998-03-27
CHOLESTECH CORPORATION
filed 1998-08-27
CIK 887227

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     As of March 27, 1998, registrant had outstanding 11,402,084 shares of Common Stock.

       -  -  -  -  -  DOCUMENTS INCORPORATED BY REFERENCE  -  -  -  -  -

     None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains forward looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors discussed below, including under "General" and "Factors Affecting Future Operating Results." These forward looking statements include, but are not limited to, the statement under "General" regarding the Company's expectation of incurring negative cash flows, the statement under "Revenues" regarding the Company's expectation that international revenues may increase in dollar amount but decrease as a percentage of total revenues, the statement under "Sales and Marketing" regarding the Company's expectation that sales and marketing expenses will increase, the statement under "Research and Development" regarding the development of new test cassettes and the Company's anticipation that research and development expenditures will increase, and the statement in the third paragraph under "Liquidity and Capital Resources" regarding the length of time that the Company's resources will be sufficient to meet its capital requirements and the statements in "Factors Affecting Future Operating Results."

GENERAL

     The Company develops, manufactures and markets the Cholestech L-D-X(R) System which performs near-patient diagnostic screening and therapeutic monitoring for the management of prevalent chronic diseases (preventive care testing). The L-D-X System is capable of measuring multiple analytes simultaneously with a single drop of whole blood within five minutes. The Company currently markets the L-D-X System, including the L-D-X analyzer and a variety of single use test cassettes, to the physician office laboratory (POL), pharmacy and health promotion markets, in the United States and internationally. Despite recording net income in fiscal 1998, the Company has experienced significant operating losses prior to fiscal 1998 and, as of March 31, 1998, had an accumulated deficit of $48.5 million. The L-D-X System, including the L-D-X analyzer (the Company's only product platform) and single use test cassettes, will continue to account for substantially all of the Company's revenues for the foreseeable future. In order for the Company to increase revenues, sustain profitability and maintain positive cash flows from operations, the L-D-X System must continue to gain market acceptance among health care providers, particularly in POLs and pharmacies, to which the Company has made only limited sales to date. The Company is developing certain additional tests designed to extend the capabilities of the L-D-X System. The Company believes that its future growth will depend, in part, upon its ability to complete development of and successfully introduce these new tests. The Company may incur negative cash flows from operations as it expands manufacturing capacity for existing and new test cassettes, increases product research and development efforts for new test cassettes, and expands sales and marketing activities and pursues regulatory clearances and approvals. The development and commercialization of new tests will require additional development, sales and marketing, manufacturing and other expenditures. The required level and timing of such expenditures will have an impact on the Company's ability to maintain profitability and positive cash flows from operations. The Company expects its product mix to change from time to time, and these changes will affect the Company's revenues and operating results. For example, the Company has recently entered the POL and pharmacy markets. In its limited experience, the Company generally has found that these markets use a higher proportion of lipid profile cassettes for therapeutic monitoring purposes, which test cassettes typically have higher selling prices and associated gross margins than the Company's other tests. However, the Company has also experienced a relatively lower rate of testing per day in these markets than in the health promotion market.

     For the quarter ended June 26, 1998 the Company anticipates that revenue will be between $4.9 million and $5.0 million, representing an increase of 15% to 20% over the same quarter in the prior year, but down from the previous quarter ended March 27, 1998. Revenues in the quarters ended June 27, 1997 and March 27, 1998 were $4.2 million and $6.4 million respectively. The Company also anticipates that earnings for the quarter ended June 26, 1998, before non-recurring charges, will be between $0.02 per share (diluted) and $0.04 per share (diluted) across the expected revenue range. This range is up from $0.01 per share (diluted) for the quarter ended June 27, 1997 and down from $0.07 per share (diluted) for the quarter ended March 27, 1998. The revenue shortfall led the Company to decide to cancel its proposed common stock offering. This led to a non-recurring charge of approximately $500,000 or $(0.04) per share (diluted), which is to be recorded in the quarter ended June 26, 1998.

RESULTS OF OPERATIONS

  Fiscal 1998 and Fiscal 1997

     Revenues. The Company's revenues increased 68.4% to $21.7 million in fiscal 1998 from $12.9 million in fiscal 1997. The increase in revenues primarily reflect increased unit sales of single use test cassettes and L-D-X analyzers to health care providers in the POL, pharmacy and health promotion markets. Price changes and changes in the mix of products sold accounted for 9.1% and 15.9% of the $8.8 million increase.

     International revenues represented 14.2% and 9.7% of revenues in fiscal 1998 and fiscal 1997, respectively. The Company expects that the dollar amount and proportion of international revenues to total revenues may fluctuate from period to period.

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

     Income Taxes. The Company has significant net operating loss carryforwards
(NOLs) and tax credit carryforwards. The $41,000 provision for income taxes in fiscal 1998 represented the estimated federal and state alternative minimum taxes payable, reduced for the utilization of NOLs and tax credit carryforwards, resulting in an effective tax rate for fiscal 1998 of 2.0%. Management expects to utilize NOL and other tax carryforward amounts to the extent taxable income is earned in fiscal 1999 and beyond. Therefore, the Company's effective tax rate should continue to be substantially less than the applicable statutory rates. As of March 31, 1998, the Company had NOL carryforwards available to reduce future taxable income for federal and state income tax purposes of $44.4 million and $18.8 million, respectively. Additionally, the Company had research and development tax credit carryforwards available to reduce income taxes for federal and state income tax purposes of $1.6 million and $589,000, respectively. The Company has historically experienced significant operating losses and operates in an industry subject to rapid technological changes. Therefore, management believes there is sufficient uncertainty regarding the Company's ability to generate future taxable income and utilize these NOL and tax credit carryforwards such that a full valuation allowance for deferred tax assets was required at March 31, 1998.

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

  Fiscal 1997 and Fiscal 1996

     Revenues. The Company's revenues increased 87.1% to $12.9 million in fiscal 1997 from $6.9 million in fiscal 1996. The increase in revenues primarily reflect increased unit sales of single use test cassettes and L-D-X analyzers to health care providers in the POL and health promotion markets. Price changes and changes in the mix of products sold each accounted for 6.7% of the $6.0 million increase. International revenues represented 9.7% and 19.3% of revenues in fiscal 1997 and fiscal 1996, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations primarily through the sale of equity securities and, during fiscal 1998, from positive cash flows from operations. From inception to March 31, 1998, the Company raised $69.0 million in net proceeds from equity financings. As of March 31, 1998, the Company had $14.8 million of cash, cash equivalents and short term marketable securities. In addition to these amounts, the Company has available a $3.0 million revolving bank line of credit agreement. While the agreement is in effect, the Company is required to deposit assets with a collective value, as defined in the line of credit agreement, equivalent to no less than 100% of the outstanding principal balance. Amounts outstanding under the line of credit bear interest at the bank's prime rate. The line of credit agreement expires on November 30, 1998. As of March 31, 1998, there were no borrowings outstanding under the line of credit.

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

     Although the Company believes that the Company's cash, cash equivalents, marketable securities, cash flows anticipated to be generated by future operations and available bank borrowings under an existing line of credit, will be sufficient to meet its capital requirements for the foreseeable future, there can be no assurance that the Company will not require additional financing. For example, the Company may be required to expend greater than anticipated funds if unforeseen difficulties arise in expanding manufacturing capacity for existing cassettes or in the course of completing required additional development, obtaining necessary regulatory approvals, obtaining waived status under CLIA or introducing or scaling up manufacturing for new tests. The Company's future liquidity and capital requirements will depend upon numerous additional factors, including: the costs and timing of expansion of manufacturing capacity; the number and type of new tests the Company seeks to develop; the success of these development efforts; the costs and timing of expansion of sales and marketing activities; the extent to which the Company's existing and new products gain market acceptance;

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

     UNCERTAINTY RELATING TO THIRD PARTY REIMBURSEMENT. In the United States, health care providers that purchase products such as the L-D-X System generally rely on third party payors, including private health insurance plans, federal Medicare, state Medicaid and managed care organizations, to reimburse all or part of the cost of the procedure in which the product is being used. The Company's ability to commercialize its products successfully in the United States will depend in part on the extent to which reimbursement for the costs of tests performed with the L-D-X System and related treatment will be available from government health authorities, private health insurers and other third party payors. Third party payors can affect the pricing or the relative attractiveness of the Company's products by regulating the maximum amount of reimbursement provided for testing services. Reimbursement is currently not available for certain uses of the Company's products in particular circumstances. As a general rule, third party reimbursement is available if a physician has been involved in the decision to perform the test involving the Company's products. For example, if a physician prescribes a drug that requires therapeutic monitoring, the use of the Company's products in performing such tests will be reimbursable. In the health promotion market, use of the Company's products for diagnostic screening in health promotion clinics is generally subject to reimbursement. However, diagnostic screening performed in corporate wellness programs and at fitness centers is likely not subject to reimbursement. Third party payors are increasingly scrutinizing and challenging the prices charged for medical products and services. Decreases in reimbursement amounts for tests performed using the Company's products may decrease the amounts that physicians and other practitioners are able to charge patients, which in turn may adversely affect the Company's ability to sell its products on a profitable basis. In addition, certain health care providers are moving toward a managed care system in which such providers contract to provide comprehensive health care for a fixed cost per patient. Managed care providers are attempting to control the cost of health care by authorizing fewer elective procedures, such as the screening of blood for chronic diseases. The Company is unable to predict what changes will be made in the reimbursement methods utilized by third party payors. Inability of health care providers to obtain reimbursement from third party payors or changes in government and third party payors' policies toward reimbursement of tests employing the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, the Company believes that the overall escalating cost of medical products and services has led to and will continue to lead to increased pressures on the health care industry, both domestic and international, to reduce the cost of products and services, including products offered by the Company. Market acceptance of the Company's products in international markets is also dependent, in part, upon the availability of reimbursement within prevailing health care payment systems. Reimbursement and health care payment systems in international markets vary significantly by country and include both government sponsored health care and private insurance. There can be no assurance that third party reimbursement and coverage will be available or adequate in either United States or international markets, that current reimbursement amounts will not be decreased in the future or that future legislation, regulation, or reimbursement policies of third party payors will not otherwise adversely affect demand for the Company's products or the Company's ability to sell its products on a profitable basis, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Third Party Reimbursement."

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

(c)     Exhibits. See Item 14(a)(3) above.

(d)     Financial Statement Schedules. See Item 14(a)(2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 2 to the Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CHOLESTECH CORPORATION

                                          By:   /s/ WARREN E. PINCKERT II

                                            ------------------------------------
                                                   Warren E. Pinckert II
                                             President, Chief Executive Officer
                                                         and Director

Date: August 27, 1998

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS AMENDMENT NO. 2 TO THE REPORT ON FORM 10-K HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

              /s/ WARREN E. PINCKERT II                  President, Chief Executive     August 27, 1998
-----------------------------------------------------  Officer and Director (Principal
               (Warren E. Pinckert II)                       Executive Officer)

                /s/ ANDREA J. TILLER                    Vice President of Finance and   August 27, 1998
-----------------------------------------------------      Chief Financial Officer
                 (Andrea J. Tiller)                       (Principal Financial and
                                                             Accounting Officer)

                                                                  Director              August 27, 1998
                          *
-----------------------------------------------------
              (Harvey S. Sadow, Ph.D.)

                                                                  Director              August 27, 1998
                          *
-----------------------------------------------------
               (Joseph Buchman, M.D.)

                                                                  Director              August 27, 1998
                          *
-----------------------------------------------------
                 (John L. Castello)

                                                                  Director              August 27, 1998
                          *
-----------------------------------------------------
                  (John H. Landon)

                                                                  Director              August 27, 1998
                          *
-----------------------------------------------------
                   (H.R. Shepherd)

                                                                  Director              August 27, 1998
                          *
-----------------------------------------------------
                  (Larry Y. Wilson)

              *By /s/ ANDREA J. TILLER
-----------------------------------------------------
                 (Andrea J. Tiller)
                  Attorney-in-Fact

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

PricewaterhouseCoopers LLP

San Jose, California
April 23, 1998

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

                             CHOLESTECH CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       YEAR ENDED
                                                           -----------------------------------
                                                           MARCH 27,    MARCH 28,    MARCH 29,
                                                             1998         1997         1996
                                                           ---------    ---------    ---------
Cash flows from operating activities:
  Net income (loss)......................................  $   1,988    $    (809)   $ (2,746)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization.......................        767          846         612
     Deferred revenue....................................         --           (6)        (30)
     Compensation expense relating to stock options
       issued
       below market......................................         --           --          39
     Forgiveness of note receivable......................         --           --          36
     Write-off of property and equipment.................         --            3           3
     Changes in assets and liabilities:
       Accounts receivable...............................     (1,927)        (759)       (443)
       Inventories.......................................       (953)        (443)       (559)
       Prepaid expenses and other assets.................        126         (113)          1
       Other assets......................................        107          (12)         (6)
       Accounts payable and accrued liabilities..........      1,400          (26)        721
       Accrued payroll and benefits......................        609          274         (51)
       Product warranty..................................        (11)          27          37
                                                           ---------    ---------    --------
     Net cash provided by (used in) operating
       activities........................................      2,106       (1,018)     (2,386)
                                                           ---------    ---------    --------
Cash flows from investing activities:
  Purchase of marketable securities......................    (33,391)    (191,737)   (121,016)
  Proceeds from sale of marketable securities............     31,740      187,566     121,266
  Purchases of property and equipment....................     (2,079)      (1,019)       (331)
                                                           ---------    ---------    --------
     Net cash (used in) investing activities.............     (3,730)      (5,190)        (81)
                                                           ---------    ---------    --------
Cash flows from financing activities:
  Proceeds from long term debt...........................         --           --       1,500
  Repayment of long term debt............................         --       (1,298)       (202)
  Proceeds from short term bank borrowing................         --          800         250
  Repayment of short term bank borrowing.................         --       (1,050)         --
  Principal payments on capital leases...................        (40)         (47)        (90)
  Issuance of Common Stock...............................        706       13,530         140
                                                           ---------    ---------    --------
     Net cash provided by financing activities...........        666       11,935       1,598
                                                           ---------    ---------    --------
Net change in cash and cash equivalents..................       (958)       5,727        (869)
Cash and cash equivalents at beginning of period.........      6,088          361       1,230
                                                           ---------    ---------    --------
Cash and cash equivalents at end of period...............  $   5,130    $   6,088    $    361
                                                           =========    =========    ========
Supplemental disclosures of cash flow information:
  Cash paid for interest.................................  $       2    $     244    $    140
                                                           =========    =========    ========
  Cash paid for income taxes.............................  $      25    $      --    $     --
                                                           =========    =========    ========
Supplemental disclosure of non-cash financing and
  investing activities:
  Capital lease obligations incurred for acquisition of
     property
     and equipment.......................................  $      --    $      47    $     --
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

CASH EQUIVALENTS AND MARKETABLE SECURITIES

     The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents; all other investments are classified as short term marketable securities. The Company has established policies that limit the type, credit quality and length of maturity of the securities in which it invests. The Company's investment policy allows no investments in any single private issuer to exceed $1,000,000 and the investments must have, at a minimum, a credit rating of AA. Cash equivalents and marketable securities at March 27, 1998 consist of investments in money market funds, commercial paper and U.S. government-agency obligations. Marketable securities are classified as available-for-sale and are carried at their market value at the balance sheet date. Net unrealized gains and losses are recorded directly in shareholders' equity until realized. Realized gains and losses on the sale of marketable securities are determined on the specific identification method and are reflected in the statements of operations. Realized gains and losses on sale of marketable securities have not been material.

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

     The Company's trade accounts receivable generally consist of a large number of small customers. Concentrations of credit risk with respect to trade accounts receivable are considered to be limited due to this customer base and the diversity of the Company's geographic sales areas. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral. The Company

                             CHOLESTECH CORPORATION
maintains a provision for potential credit losses and such amounts, in the aggregate, have not exceeded management expectations. No single customer accounted for more than 10% of revenues in fiscal 1998, 1997 or 1996.

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

                                                   YEAR ENDED MARCH 27, 1998
                                             --------------------------------------
                                                                         EARNINGS
                                             INCOME       SHARES        PER SHARE
                                             -------      -------      ------------
                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Basic EPS..................................  $1,988       11,289          $0.18
Effect of dilutive securities..............      --          616          (0.01)
                                             ------       ------          -----
Diluted EPS................................  $1,988       11,905          $0.17
                                             ======       ======          =====

     Due to the net loss incurred during fiscal 1997 and 1996, options to purchase 1,074,097 and 875,683 shares of Common Stock outstanding at March 28, 1997 and March 29, 1996, were considered anti-dilutive

                             CHOLESTECH CORPORATION
and therefore excluded from the calculation of diluted net loss per share. In addition, at March 27, 1998, options to purchase 156,143 shares of Common Stock were considered anti-dilutive because the respective exercise prices were greater than the average fair market value of the Common Stock.

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

ACCOUNTING FOR STOCK-BASED COMPENSATION

     The Company accounts for stock-based compensation using the intrinsic value method prescribed in Account Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the price the employee must pay to acquire the stock. The Company accounts for consultant stock-based compensation using the fair value method under SFAS No. 123. The Company provides additional pro forma disclosures as required under SFAS No. 123, "Accounting for Stock-Based Compensation" (see Note 6).

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

     In June 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." This statement establishes standards for the way companies report information about operating segments in annual financial statements for fiscal years beginning after December 15, 1997. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt SFAS No. 131 in fiscal 1999. Because SFAS No. 131 only addresses disclosure and reporting issues, its adoption will not have a material impact on the Company's financial position or results of operations.

                             CHOLESTECH CORPORATION

 2. BALANCE SHEET COMPOSITION

     The Company's portfolio of marketable securities consists of the following (in thousands):

                                                         MARCH 27,    MARCH 28,
                                                           1998         1997
                                                         ---------    ---------
Money market funds.....................................   $ 6,512        7,938
U.S. government and agency securities..................     3,000        3,733
Corporate securities...................................     4,559        1,264
                                                          -------      -------
                                                           14,071       12,935

     The marketable securities by contractual maturity are as follows (in thousands):

                                                         MARCH 27,    MARCH 28,
                                                           1998         1997
                                                         ---------    ---------
Due in one year or less................................   $12,029      $ 9,690
Due one year through two years.........................     2,042        3,245
                                                          -------      -------
                                                          $14,071      $12,935

     Accounts receivable consist of (in thousands):

                                                         MARCH 27,    MARCH 28,
                                                           1998         1997
                                                         ---------    ---------
Accounts receivable....................................   $ 3,903      $ 1,948
Less allowance for doubtful accounts and sales
  returns..............................................      (110)         (82)
                                                          -------      -------
                                                          $ 3,793      $ 1,866
                                                          =======      =======

     Inventories consist of (in thousands):

                                                         MARCH 27,    MARCH 28,
                                                           1998         1997
                                                         ---------    ---------
Raw materials..........................................   $1,292       $  703
Work-in-process........................................    1,038          585
Finished goods.........................................      976        1,065
                                                          ------       ------
                                                          $3,306       $2,353
                                                          ======       ======

     Property and equipment consist of (in thousands):

                                                         MARCH 27,    MARCH 28,
                                                           1998         1997
                                                         ---------    ---------
Machinery and equipment................................   $ 5,434      $ 4,780
Furniture and fixtures.................................       474          316
Computer equipment.....................................     1,954        1,067
Leasehold improvements.................................       632          231
Construction-in-progress...............................       447          468
                                                          -------      -------
                                                            8,941        6,862
Less accumulated depreciation and amortization.........    (5,230)      (4,463)
                                                          -------      -------
                                                          $ 3,711      $ 2,399
                                                          =======      =======

     Property and equipment include assets under capital leases of $26,000 and $78,000 and accumulated depreciation of $25,000 and $27,000 at March 27, 1998 and March 28, 1997, respectively.

                             CHOLESTECH CORPORATION

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

 6. SHAREHOLDERS' EQUITY

PREFERRED STOCK

     The Company is authorized to issue 5,000,000 shares of Preferred Stock. The Board of Directors has the authority to issue the Preferred Stock in one or more series and to fix the price, rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting a series or the

                             CHOLESTECH CORPORATION
designation of such series, without any further vote or action by the Company's shareholders. In connection with the Company's shareholder rights plan, 25,000 shares of the Preferred Stock have been designated Series A Participating Preferred Stock. None of the shares of Series A Participating Preferred Stock were outstanding as of March 27, 1998, nor was there any activity relating to Preferred Stock during the three years ended March 27, 1998.

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

     In August 1997, the shareholders approved the 1997 Stock Incentive Program (the "1997 Program") which provides that ISOs and NSOs for shares of Common Stock may be granted to employees and consultants of the Company. In accordance with the 1997 Program, the exercise price may not be less than 100% of the fair market value of Common Stock on the date of grant for ISOs and NSOs. The 1997 Program provides that options shall be exercisable over a period not to exceed five years and a day. Options vest over four years at a rate of at least 25 percent each year. Vesting of individual option grants may be accelerated upon the occurrence of certain events as described in the stock option agreement. Pursuant to the terms of the 1997 Program, 900,000 shares of Common Stock were reserved for future issuance.

                             CHOLESTECH CORPORATION

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
                          =========                                       =======

EMPLOYEE STOCK PURCHASE PLAN

     In April 1992, the Company adopted the Employee Stock Purchase Plan (the "Stock Purchase Plan"), which reserved 75,000 shares of Common Stock to be issued in accordance with the Internal Revenue Code under such terms as approved by the Board of Directors. In August 1995, the shareholders approved an increase in the number of shares reserved for issuance under the Stock Purchase Plan from 75,000 to 200,000. In August 1997, the shareholders approved an additional increase in the number of shares reserved for issuance under the Stock Purchase Plan from 200,000 to 400,000. Under the term of the Stock Purchase Plan, employees can choose semi-annually to have up to 15% of their compensation withheld to purchase shares of Common Stock. The purchase price is equal to 85% of the lower of the closing price of the Common Stock on the Nasdaq National Market on the day the Stock Purchase Plan period begins or ends. Under the Stock Purchase Plan, the Company sold 29,758, 21,543 and 50,814 shares of Common Stock to employees in fiscal 1998, 1997 and 1996, respectively.

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

     The fair value of stock purchase rights is estimated using the Black-Scholes valuation model, with the following assumptions; dividend yield of 0.0% for all periods; an expected life of 6 months for all periods; expected volatility factors of 81%, 74% and 95% for fiscal 1998, 1997 and 1996, respectively; and risk-free interest rates of 5.4%, 5.3% and 5.5% for fiscal 1998, 1997 and 1996, respectively. The weighted average fair values of stock purchase rights granted in fiscal 1998, 1997 and 1996 were $1.85, $1.21 and $0.77, respectively. The weighted average exercise prices of stock purchase rights granted in fiscal 1998, 1997 and 1996 were $8.20, $5.54, and $2.83, respectively.

     The pro forma effect on net income (loss) and net income (loss) per share for fiscal 1998, 1997 and 1996 is not representative of the pro forma effect on net income (loss) in future periods because it does not take into consideration pro forma compensation expense related to grants made prior to fiscal 1996.

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

     At March 27, 1998, the Company has net operating loss carryforwards available to reduce future taxable income through 2012 for federal and state income tax purposes of approximately $44,380,000 and $18,756,000, respectively. Additionally, the Company had research and development credit carryforwards available to reduce income taxes payable through 2012 for federal and state income tax purposes of approximately $1,648,000 and $589,000, respectively.

     As a result of a change in ownership which occurred in May 1990, there is an annual limitation of approximately $1,500,000 for federal and state income tax purposes on the combined use of approximately $6,131,000 of federal net operating loss carryforwards and the use of $550,000 of federal and state tax credit carryforwards. Additionally, as a result of the Company's public offering in December 1992, net operating loss and tax credit carryforwards incurred prior to December 1992 are subject to an annual limitation of approximately $5,450,000 for federal and state income tax purposes on the combined use of approximately $26,208,000 of federal and $4,534,000 of state net operating loss carryforwards, and the use of $1,151,000 of federal and $379,000 of state tax credit carryforwards. If the amounts of these limitations are not utilized in a particular year, the amount not utilized increases the limitation in the subsequent year.

9. GEOGRAPHIC INFORMATION

     The Company's export sales were $3,067,000, $1,251,000 and $1,325,000 for fiscal 1998, 1997 and 1996, respectively. Sales to Europe were $2,170,000, $908,000 and $825,000, in fiscal 1998, 1997 and 1996, respectively, with the remainder of export sales to the Pacific Rim and Latin America.

                             CHOLESTECH CORPORATION

                                  EXHIBIT LIST

      EXHIBIT                                                                      SEQUENTIAL
        NO.                                DESCRIPTION                              PAGE NO.
      -------                              -----------                             ----------
     3.1(2)        Restated Articles of Incorporation of Registrant.
     3.2(l)        Bylaws of Registrant, as amended.
     4.2(12)       Preferred Share Rights Agreement dated January 22, 1997
                   between the Registrant and Chase Mellon Shareholder
                   Services, L.L.C., including the Certificate of
                   Determination, the form of Rights Certificate and Summary of
                   Rights attached thereto as Exhibits A, B and C,
                   respectively.
    10.1(3)        1988 Stock Incentive Program and forms of agreements
                   thereunder.
    10.2(15)       Employee Stock Purchase Plan.
    10.3(l)        Standard Industrial Lease Agreement between Registrant and
                   Sunlife Assurance Company of Canada dated October 22, 1989.
    10.3.1(8)      First Amendment to Standard Industrial Lease Agreement
                   between Registrant and Sunlife Assurance Company of Canada dated April 1995.
    10.4(l)        Forms of Indemnification Agreements between Registrant and its officers and its directors.
    10.5(l)        Employment Agreement between Registrant and Edward L.
                   Erickson dated December 6, 1991.
    10.6(l)        Equipment Lease Agreement between Registrant and MMC/GATX
                   Partnership No. 1 dated August 17, 1990.
    10.6.1(1)      Revised Warrant to Purchase Series D Preferred Stock issued to MMC/ GATX Partnership No. 1.
    10.7(l)        Master Lease Agreement between Registrant and LINC Venture
                   Lease Partners II L.T. dated June 13, 1991.
    10.7.1(1)      Amendment No. 1 to Warrant issued to LINC Venture Lease
                   Partners II L.P.
    10.8(l)        Supply Agreement effective the 15th day of February 1991 by and between Ciba Corning Diagnostics Corp. and the
                   Registrant.
    10.9(4)        Employment Agreement between Registrant and Steven L.
                   Barbato dated April 27, 1992.
    10.10(4)       Employment Agreement between Registrant and Robert J. Guyon dated July 13, 1992.
    10.11.1(5)     Letter Agreement effective September 28, 1993 by and between
                   Union Bank and Registrant.
    10.11.2(5)     Promissory Note effective September 28, 1993 by and between
                   Union Bank and Registrant.
    10.11.3(5)     Security Agreement effective September 28, 1993 by and
                   between Union Bank and Registrant.
    10.11.4(7)     First Amendment to the Letter Agreement by and between Union
                   Bank and Registrant.
    10.11.5(7)     First Amendment to the Promissory Note by and between Union
                   Bank and Registrant.
    10.11.6(10)    Second Amendment to the Letter Agreement by and between
                   Union Bank and Registrant.

      EXHIBIT                                                                      SEQUENTIAL
        NO.                                DESCRIPTION                              PAGE NO.
      -------                              -----------                             ----------
    10.11.7(10)    Second Amendment to the Promissory Note by and between Union
                   Bank and Registrant.
    10.12(4)       License Agreement between Registrant and Eastman Kodak
                   Company dated December 23, 1992.
    10.13(6)       Employment Agreement between Registrant and Linda H.
                   Masterson dated May 12, 1994.
    10.14(9)       Loan Agreement between Registrant and Phoenixcor, Inc. dated
                   August 31, 1995.
    10.15(11)*     Development, License and Distribution Agreement between
                   Registrant and Metra Biosystems, Inc. dated May 3, 1996.
    10.16(11)      Registration Rights Agreement between Registrant and Metra
                   Biosystems, Inc. dated May 3, 1996.
    10.17.1(13)    Letter Agreement effective December 20, 1996 by and between
                   Wells Fargo Bank and the Registrant.
    10.17.2(13)    Revolving Line of Credit Note effective December 20, 1996 by and between Wells Fargo Bank and the Registrant.
    10.17.3(13)    General Pledge Agreement effective December 20, 1996 by and between Wells Fargo Bank and the Registrant.
    10.17.4(18)    Revolving Line of Credit Note effective November 30, 1997 by and between Wells Fargo Bank and Registrant.
    10.18(14)      Employment Agreement between Registrant and Mark J. Kussman dated August 8, 1996.
    10.19(16)      Consulting Agreement between Registrant and Warner-Lambert
                   Company dated June 18, 1997.
    10.20(17)      1997 Stock Incentive Program and Form of Agreement
                   thereunder.
    23.1           Consent of Independent Accountants.
    24.1+          Power of Attorney (See page 43).

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