Form 10-Q
period 1998-09-25
CHOLESTECH CORPORATION
filed 1998-11-06
CIK 887227

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
-----  EXCHANGE ACT OF 1934

       For the quarterly period ended September 25, 1998

 [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
-----  EXCHANGE ACT OF 1934

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

Yes   X      No
    -----       -----


At September 25, 1998, 11,486,624 shares of common stock of the Registrant were outstanding.

                             CHOLESTECH CORPORATION


                                     PART I

                              FINANCIAL INFORMATION

                                                                            Page
                                                                            ----

ITEM 1. FINANCIAL STATEMENTS.

        Condensed Balance Sheets                                              3

        Condensed Statements of Operations                                    4

        Condensed Statements of Cash Flows                                    5

        Notes to Condensed Financial Statements                               6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.                     9

                                     PART II

                                OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.                 28

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.                                    29

SIGNATURES                                                                   30

                             CHOLESTECH CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

ASSETS

                                                   September 25, 1998    March 27, 1998(1)
                                                   ------------------    -----------------
Current assets:
   Cash and cash equivalents                            $  3,678             $  5,130
   Marketable securities                                   7,082                9,621
   Accounts receivable, net                                3,176                3,793
   Inventories                                             5,602                3,306
   Prepaid expenses and other current assets                 453                  154
                                                        --------             --------
     Total current assets                                 19,991               22,004

Property and equipment, net                                4,527                3,711
Other assets, net                                             60                   73
                                                        --------             --------
                                                        $ 24,578             $ 25,788
                                                        ========             ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                $  1,918             $  3,003
   Accrued payroll and benefits                              956                1,136
   Product warranty                                          203                  203
                                                        --------             --------
     Total current liabilities                             3,077                4,342
                                                        --------             --------

Shareholders' equity:
   Preferred stock                                            --                   --
   Common stock                                           70,209               69,880
   Accumulated other comprehensive income                     49                   49
   Accumulated deficit                                   (48,757)             (48,483)
                                                        --------             --------
     Total shareholders' equity                           21,501               21,446
                                                        --------             --------
                                                        $ 24,578             $ 25,788
                                                        ========             ========

(1) The information in this column was derived from the Company's audited financial statements for the fiscal year ended March 27, 1998.

                   See Notes to Condensed Financial Statements

                             CHOLESTECH CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)


                                        Thirteen weeks ended       Twenty-six weeks ended
                                        --------------------       ----------------------
                                        9/25/98       9/26/97       9/25/98       9/26/97
                                       --------       -------      --------       -------
Revenues:
  Domestic                             $  5,144       $ 4,910      $  9,315       $ 8,718
  International                             963           502         1,477           897
                                       --------       -------      --------       -------
                                          6,107         5,412        10,792         9,615
Cost of products sold                     2,984         2,705         4,886         4,701
                                       --------       -------      --------       -------
Gross profit                              3,123         2,707         5,906         4,914
                                       --------       -------      --------       -------
Operating expenses:
  Sales and marketing                     1,818         1,394         3,446         2,650
  Research and development                  729           555         1,428         1,060
  General and administrative                646           484         1,131           930
  Other                                    (175)           --           575            --
                                       --------       -------      --------       -------
  Total operating expenses                3,018         2,433         6,580         4,640

Income (loss) from operations               105           274          (674)          274

Interest income (expense), net              218           172           412           294
                                       --------       -------      --------       -------
Income (loss) before taxes                  323           446          (262)          568
Provision for income taxes                   13             9            13            12
                                       --------       -------      --------       -------
Net income (loss)                      $    310       $   437      $   (275)      $   556
                                       ========       =======      ========       =======

Net income (loss) per share:
        Basic                          $   0.03       $  0.04      $  (0.02)      $  0.05
                                       ========       =======      ========       =======
        Diluted                        $   0.03       $  0.04      $  (0.02)      $  0.05
                                       ========       =======      ========       =======

Shares used to compute net
  income (loss) per share:
        Basic                            11,473        11,260        11,473        11,253
                                       ========       =======      ========       =======
        Diluted                          11,764        11,806        11,473        11,761
                                       ========       =======      ========       =======




                   See Notes to Condensed Financial Statements

                             CHOLESTECH CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                   Twenty-six weeks ended
                                                               -------------------------------
                                                               Sept. 25, 1998   Sept. 26, 1997
                                                               --------------   --------------
Cash flows from operating activities:
   Net income (loss)                                               $  (275)        $    556
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
     Depreciation and amortization                                     904              441
     Changes in assets and liabilities:
        Accounts receivable                                            617           (1,367)
        Inventories                                                 (2,348)             (55)
        Prepaid expenses and other assets                             (309)            (284)
        Other assets                                                    (1)               7
        Accounts payable and accrued expenses                       (1,085)             860
        Accrued payroll and benefits                                  (180)              95
                                                                   -------         --------
        Net cash provided by (used in) operating activities         (2,677)             253
                                                                   -------         --------

Cash flows from investing activities:
   Proceeds from sale of marketable securities                       7,799            9,758
   Purchases of marketable securities                               (5,260)         (11,302)
   Purchases of property and equipment                              (1,643)            (556)
                                                                   -------         --------
        Net cash provided by (used in) investing activities            896           (2,100)
                                                                   -------         --------

Cash flows from financing activities:
   Issuance of common stock                                            329              250
                                                                   -------         --------
        Net cash provided by financing activities                      329              250
                                                                   -------         --------

Net change in cash and cash equivalents                             (1,452)          (1,597)
Cash and cash equivalents at beginning of period                     5,130            6,088
                                                                   -------         --------
Cash and cash equivalents at end of period                         $ 3,678         $  4,491
                                                                   =======         ========


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

        The interim results are not necessarily indicative of the results of operations for the full fiscal year ending March 26, 1999.

        Certain reclassifications have been made in the condensed statements of operations for the thirteen and twenty-six weeks ended September 26, 1997 to conform to the fiscal 1999 presentation. Such reclassifications had no effect on previously reported results of operations.

2.      BALANCE SHEET DATA

        The components of inventories are as follows (in thousands):

                                            SEPTEMBER 25, 1998    MARCH 27, 1998
                                            ------------------    --------------
               Raw materials                      $1,644             $1,292
               Work-in-process                     1,669              1,038
               Finished goods                      2,289                976
                                                  ------             ------
                                                  $5,602             $3,306
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

                             CHOLESTECH CORPORATION


        share, the average stock price is used in determining the number of shares assumed to be repurchased from the exercise of stock options.

        A reconciliation of the basic and diluted earnings per share calculations follows:

        (In thousands except per share data)


                           Thirteen Weeks Ended              Twenty-six Weeks Ended
                            September 25, 1998                 September 25, 1998
                      ------------------------------      ----------------------------
                      Income      Shares   Per share       Loss      Shares  Per share
Basic EPS              $307       11,473     $0.03        $(278)     11,473  $(0.02)
Effect of dilutive
 securities                          291                                 --
                      ------------------------------      ----------------------------

Diluted EPS            $307       11,764     $0.03        $(278)     11,473  $(0.02)
                      ==============================      ============================


                           Thirteen Weeks Ended               Twenty-six Weeks Ended
                            September 26, 1997                  September 26, 1997
                       -----------------------------        --------------------------
                       Income     Shares   Per share        Income   Shares  Per share
Basic EPS              $437       11,260     $0.04           $556    11,253     $0.05
Effect of dilutive
 securities                          546                                508
                       -----------------------------        --------------------------

Diluted EPS            $437       11,806     $0.04           $556    11,761     $0.05
                       =============================        ==========================


4.      BORROWING ARRANGEMENTS

        In December 1997, the Company renewed an agreement with Wells Fargo Bank for a $3.0 million revolving line of credit (the "Line of Credit"). While the agreement is in effect, the Company is required to maintain on deposit assets with a collective value, as defined in the Line of Credit, equivalent to no less than 100% of the outstanding principle balance. Amounts outstanding under the Line of Credit bear interest at the bank's prime rate. The Line of Credit agreement expires on November 30, 1998 and is renewable. As of September 25, 1998, there were no borrowings outstanding under the Line of Credit.

5.      NEW ACCOUNTING PRONOUNCEMENTS

        The Company adopted Statement of Financial Accounting Standards Board ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements that is displayed with the same prominence as other financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources, including unrealized gains and losses on available-for-sale securities. For all periods presented, comprehensive income (loss) approximated net income
        (loss).

                             CHOLESTECH CORPORATION


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

7.      OTHER EVENTS

        In June 1998, the Company cancelled its proposed common stock offering. This led to a non-recurring net charge of approximately $325,000, or $(0.03) per share (diluted) related to the write-off of the offering expenses.

        In May 1998, the Company settled an outstanding litigation with a former employee of the Company. In accordance with the settlement, the Company agreed to a settlement fee of $250,000, or $(0.02) per share (diluted), which was charged to operating income in the quarter ended June 26, 1998.

                             CHOLESTECH CORPORATION


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors discussed herein, under "General" and "Potential Factors Affecting Future Operating Results." These forward-looking statements include, but are not limited to, the statement under "General" that the Company incur negative cash flows, as it expends manufacturing, research and development and sales and marketing and pursues regulatory approvals for its products, the statement under in the first paragraph under "Revenues" regarding the dollar amount and proportion of international revenues may fluctuate from period to period, the statement under "Research and Development" regarding the development of tests for new disease states and the Company's anticipation that research and development expenditures will increase, and the statement's in the second and third paragraphs under "Liquidity and Capital Resources" that the capital expenditures relating to expansion of manufacturing, research and development and sales and marketing will increase and the Company's liquid assets and cash from operations will be sufficient to meet its capital requirements for the foreseeable future.

GENERAL

        The Company develops, manufactures and markets the Cholestech L-D-X(R) System which performs near-patient diagnostic screening and therapeutic monitoring for the management of prevalent chronic diseases (preventive care testing). The L-D-X System is capable of measuring multiple analytes simultaneously with a single drop of whole blood within five minutes. The Company currently markets the L-D-X System, including the L-D-X Analyzer and a variety of single use test cassettes, to the physician office laboratory (POL), pharmacy and health promotion markets, in the United States and internationally. The Company has experienced significant operating losses and, as of September 25, 1998, had an accumulated deficit of $48.8 million. The L-D-X System, including the L-D-X Analyzer (the Company's only product platform) and single use test cassettes, will continue to account for substantially all of the Company's revenues for the foreseeable future. In order for the Company to increase revenues, sustain profitability and maintain positive cash flows from operations, the L-D-X System must continue to gain market acceptance among health care providers, particularly in POLs and pharmacies, to which the Company has made only limited sales to date. The Company is developing certain additional tests designed to extend the capabilities of the L-D-X System. The Company believes that its future growth will depend, in part, upon its ability to complete development of and successfully introduce these new tests. The Company may incur negative cash flows from operations as it expands manufacturing capacity for existing and new test cassettes, increases product research and development efforts for new test cassettes, and expands sales and marketing activities and pursues regulatory clearances and approvals. The development and commercialization of new tests will require additional development, sales and marketing, manufacturing and other expenditures. The required level and timing of such expenditures will have an impact on the Company's ability to maintain profitability and positive cash flows from operations. The Company expects its product mix to change from time to time, and these changes will affect the Company's revenues and operating results. For example, the Company has entered the physician office laboratory ("POL") and pharmacy markets recently. In its limited experience, the Company generally has found that these markets use a higher proportion

                             CHOLESTECH CORPORATION


of lipid profile cassettes for therapeutic monitoring purposes, which test cassettes typically have higher selling prices and associated gross margins than the Company's other tests. However, the Company has also experienced a relatively lower rate of testing per day in these markets than in the health promotion market.

RESULT OF OPERATIONS

         THIRTEEN WEEKS ENDED SEPTEMBER 25, 1998 AND SEPTEMBER 26, 1997
                                       AND
        TWENTY-SIX WEEKS ENDED SEPTEMBER 25, 1998 AND SEPTEMBER 26, 1997

        Revenues . During the thirteen weeks ended September 25, 1998, revenues increased 12.8% to $6.1 million from $5.4 million in the thirteen weeks ended September 26, 1997. The increase in revenues primarily reflects increased unit sales of single use test cassettes and L-D-X analyzers to health care providers in the POL and pharmacy markets. In the U.S. pharmacy market the Company began marketing programs with McKession Drug Company, Bergen Brunswig and eight (8) regional pharmacy distributors. During the thirteen weeks ended September 25, 1998 pharmacy sales representatives of distribution partners were trained and each distributor took initial stocking orders. International revenues increased by 91.8% or $461,000 from $502,000 to $963,000 for the thirteen weeks ended September 25, 1998 compared to the same period in fiscal 1997. The increase in international revenues reflects continued product demand in the European market. The Company expects that the dollar amount and proportion of international revenues may fluctuate from period to period.

         During the first twenty-six weeks of fiscal 1999, revenues increased $1.2 million (12.2%) to $10.8 million from $9.6 million in the first twenty-six weeks of fiscal 1997. The increase in revenues primarily reflects increased unit sales of single use test cassettes and L-D-X analyzers to health care providers in the POL and pharmacy markets. During the first twenty-six weeks of fiscal 1999, international revenues increased $580,000 (64.7%) to $1.5 million from $897,000 in the first twenty-six weeks of fiscal 1998. The increase in international revenues reflects continued product demand in the European market.

        Cost of Products Sold. Cost of products sold includes direct labor, direct material, overhead and royalties. Cost of products sold increased 10.3% to $3.0 million in the thirteen weeks ended September 25, 1998 of fiscal 1999 from $2.7 million in the thirteen weeks ended September 26, 1997, primarily as a result of increased unit sales of single use test cassettes and the Cholestech L-D-X Systems. Also, contributing was the lag in production of Cholestech L-D-X analyzers due to a six week lead-time in the delivery of a Cholestech L-D-X raw material. This delivery delay resulted in a loss of production time and approximately $300,000 of unabsorbed overhead. Gross margin was 51.1% and 50.0% in the thirteen weeks ended September 25, 1998 and the thirteen weeks ended September 26, 1997, respectively. The improvement in gross margin was primarily attributable to increased volume of single use test cassettes manufactured without corresponding percentage increases in manufacturing costs, improving the absorption of manufacturing overhead and reducing unit costs.

                             CHOLESTECH CORPORATION


        During the first twenty-six weeks of fiscal 1999, cost of products sold increased $185,000 (3.9%) to $4.9 million from $4.7 million in the first twenty-six weeks of fiscal 1998, as unit sales of disposable test cassettes and the Cholestech L-D-X Systems. Also contributing was the lag in production of Cholestech L-D-X analyzers due to a six week lead time in the delivery of a Cholestech L-D-X raw material. This delivery delay resulted in a loss of production time and approximately $300,000 of unabsorbed overhead. Gross margin was 54.7% and 51.1% in the first twenty-six weeks of fiscal 1999 and 1998, respectively. The improvement in gross margin was primarily attributable to increased volume of single use test cassettes manufactured without corresponding percentage increases in manufacturing costs, improving the absorption of manufacturing overhead and reducing unit costs.

        The Company has licensed certain technology used in the manufacturing of its disposable cassette products. A related agreement, which expires in 2006, requires the Company to pay a royalty of 2.0% on net sales of the applicable products. Total royalty expenses in the thirteen weeks ended September 25, 1998 and September 26, 1997 were $101,000 and $152,000, respectively, and were charged to cost of products sold. Total royalty expenses for the first twenty-six weeks of fiscal 1999 and 1998 were $232,000 and $314,000, respectively, and also were charged to cost of products sold.

        Sales and Marketing Expenses. Sales and marketing expense includes salaries, commissions, bonuses, expenses for outside services related to marketing programs and travel expenses. Sales and marketing expense increased 30.4% to $1.8 million in the thirteen weeks ended September 25, 1998 from $1.4 million in the thirteen weeks ended September 26, 1997. This increase was primarily attributable to continued expansion of the Company's domestic sales and marketing programs to target customers and end-users and increased expenses related to greater penetration of the physician office laboratory and pharmacy markets. Sales and marketing expense increased to 29.8% of revenues in the thirteen weeks ended September 25, 1998 from 25.8% in the thirteen weeks ended September 26, 1997, primarily due to lower then anticipated revenue.

        Sales and marketing expenses first twenty-six weeks of fiscal 1999 were $3.5 million compared to $2.7 million for the first twenty-six weeks of fiscal 1998. These increases in sales and marketing expenses were attributable to continued expansion of the Company's domestic sales and marketing organization, increased expenses related to the continued penetration in the physician office market, and, to a lesser extent, participation in domestic conferences and trade shows. Sales and marketing expenses as a percentage of revenues increased to 31.9% for the first twenty-six weeks of fiscal 1999 from 27.6% for the first twenty-six weeks of fiscal 1998, primarily due to lower then anticipated revenue.

        Research and Development Expenses. Research and development expense includes salaries, bonuses, expenses for outside services, supplies and amortization of capital equipment. Research and development expense increased 31.4% to $729,000 in the thirteen weeks ended September 25, 1998 from $555,000 in the thirteen weeks ended September 26, 1997. This increase was primarily attributable to continued development of new single use test cassettes and increase in headcount. Research and development expenses as a percentage of revenues increased to 11.9% for the thirteen weeks ended September 25, 1998 from 10.3% for thirteen weeks ended September 26, 1997.

                             CHOLESTECH CORPORATION


        Research and development expenses for the first twenty-six weeks of fiscal 1999 were $1.4 million compared to $1.1 million for the first twenty-six weeks of fiscal 1998. The increases in research and development expense were attributable to continued development of additional tests and an increase in headcount. Research and development expenses as a percentage of revenues increased to 13.2% for the first twenty-six weeks of fiscal 1999 from 11.0% for the first twenty-six weeks of fiscal 1998.

        The Company is currently developing additional tests for diagnostic screening and therapeutic monitoring of osteoporosis, liver damage, cardiovascular disease and diabetes. These new tests are in various stages of development, and the Company will be required to undertake time consuming and costly development activities and seek regulatory approval for these new tests before such tests can be marketed. The Company believes that revenue growth, if any, and future operating results will depend, in part, upon completing development of and successfully introducing these tests. The Company currently anticipates that the dollar amount of research and development expense will increase in future periods as costs associated with product development and manufacturing scale up efforts for new cassettes are incurred.

        General and Administrative Expense. General and administrative expense includes compensation, benefits and expenses for outside services. General and administrative expense increased 33.5% to $646,000 in the thirteen weeks ended September 25, 1998 from $484,000 in the thirteen weeks ended September 26, 1997. This increase resulted primarily from an increased utilization of legal and computer consultant's professional services and increased headcount. General and administrative expenses increased to 10.6% of revenues in the thirteen weeks ended September 25, 1998 from 8.9% in thirteen weeks ended September 26, 1997.

        General and administrative expenses for the first twenty-six weeks of fiscal 1999 were $1.1 million compared to $930,000 for the same period in fiscal 1998. This increase resulted primarily from an increased utilization of professional services and increased headcount. General and administrative expenses increased to 10.5% of revenues in the first twenty-six weeks of fiscal 1999 from 9.7% in the same period in fiscal 1998.

        Other. Other expense for the thirteen weeks ended September 25, 1998 was a credit of $175,000. This is primarily the result of the Company's management negotiating a cost reduction in expenses associated with its withdrawn public stock offering.

        Other expenses for the first twenty-six weeks of fiscal 1999 of $575,000 reflect a non-recurring charge of approximately $325,000 due to the cancellation of a proposed common stock offering and $250,000 due to settlement of litigation involving a former employee.

        Interest income (expense), net. Interest income reflects income from the investment of cash balances and marketable securities. Interest income rose 52.3% to $262,000 in the thirteen weeks ended September 25, 1998 from $172,000 in the thirteen weeks ended September 26, 1997. This increase was primarily the result of the mix of marketable securities invested in the thirteen weeks ended September 25, 1998 compared to same period in fiscal 1998 and adjustments relative to earned interest.

                             CHOLESTECH CORPORATION


        Interest income rose 55.1% to $456,000 in first twenty-six weeks in fiscal 1999 from $294,000 for the same period in fiscal 1997. This increase was primarily the result of the mix of marketable securities invested in the thirteen weeks ended September 25, 1998 compared to same period in fiscal 1998.

        Income Taxes. As the Company has significant net operating loss and tax credit carryforwards, the provisions for income taxes for the thirteen weeks ended September 25, 1998 and the thirteen weeks ended September 26, 1997 and the twenty-six weeks ended September 25, 1998 and the twenty-six weeks ended September 26, 1997 represent the estimated alternative minimum tax. Management expects to utilize additional net operating loss and other tax carryforward amounts to the extent income is earned during fiscal 1999. Accordingly, the Company's estimated effective tax rate is expected to remain below the federal statutory rate throughout fiscal 1999.

        New Accounting Pronouncements. The Company adopted Statement of Financial Accounting Standards Board ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements that is displayed with the same prominence as other financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources, including unrealized gains and losses on available-for-sale securities. For all periods presented, comprehensive income (loss) approximated net income (loss).

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

LIQUIDITY AND CAPITAL RESOURCES

        The Company has financed its operations primarily through the sale of equity securities and, during fiscal 1998, from positive cash flows from operations. From inception to September 25, 1998, the Company raised approximately $70.2 million in net proceeds from equity financings. As of September 25, 1998, the Company had approximately $10.8 million of cash, cash equivalents and short-term marketable securities and an accumulated deficit of $48.8 million. In addition, the Company has available a $3 million revolving bank line of credit agreement. While the revolving line is in effect, the Company is required to maintain on deposit assets with a collective value, as defined in the line of credit agreement, equivalent to no less than 100% of the outstanding principal balance. Amounts outstanding under the line of credit bear interest at the bank's prime rate. The line of credit agreement expires on November 30, 1998 and is renewable. As of September 25, 1998, there were no borrowings outstanding under the line of credit.

        Net cash used in operating activities was approximately $2.7 million during the first twenty-six weeks of fiscal 1999 compared to net cash provided by operating activities of $253,000 during the first twenty-six weeks of fiscal 1998. In the first twenty-six weeks of fiscal

                             CHOLESTECH CORPORATION


1999, the net loss of $275,000, decrease in accounts payable and accrued expenses of approximately $1.1 million and increase in inventory of approximately $2.3 million were the primary factors contributing to cash used by operating activities. In the first twenty-six weeks of fiscal 1998, net income of $556,000 from product sales was the primary factor contributing to cash provided by operating activities. Net cash provided by investing activities of $882,000 in the first twenty-six weeks of fiscal 1999 resulted primarily from the Company's sale of marketable securities. Net cash used in investing activities of approximately $2.1 million in the first twenty-six weeks of fiscal resulted from the Company's net purchases of marketable securities and property and equipment. . The increase in purchases of property and equipment between the two periods is primarily attributable to capital investments related to the third manufacturing line. Net cash provided by financing activities of $329,000 in the first twenty-six weeks of fiscal 1999 and $250,000 in the first twenty-six weeks of fiscal 1998 reflected the issuance of Common Stock pursuant to the Company's stock incentive program and stock purchase plan. The Company intends to expend substantial funds for capital expenditures related to expansion of its manufacturing capacity, research and development, including expansion of its product line and enhancement of its current products, expansion of sales and marketing activities and other working capital and general corporate purposes.

        Despite the Company's cancellation of its proposed equity financing in the first quarter of fiscal 1999, the Company believes that the Company's cash, cash equivalents, marketable securities, cash flows anticipated to be generated by future operations, and available bank borrowings under an existing line of will be sufficient to meet its capital requirements for the foreseeable future. However, there can be no assurance that the Company will not require additional financing. For example, the Company may be required to expend greater than anticipated funds if unforeseen difficulties arise in expanding manufacturing capacity for existing cassettes or in the course of completing required additional development, obtaining necessary regulatory approvals, obtaining waived status under the Clinical Laboratory Improvement Amendments of 1988 ("CLIA") or introducing or scaling up manufacturing for new tests. The Company's future liquidity and capital requirements will depend upon numerous additional factors, including: the costs and timing of expansion of manufacturing capacity; the number and type of new tests the Company seeks to develop; the success of these development efforts; the costs and timing of expansion of sales and marketing activities; the extent to which the Company's existing and new products gain market acceptance; competing technological and market developments; the progress of commercialization efforts of the Company's distributors; the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights; developments related to regulatory and third party reimbursement matters and CLIA; and other factors. In the event that additional financing is needed, the Company may seek to raise additional funds through public or private financing, collaborative relationships or other arrangements. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its technologies, products or marketing territories. The failure of the Company to raise capital on acceptable terms when needed could have a material adverse effect on the Company's business, financial condition and results of operations. See "-- Potential Factors Affecting Future Operating Results -- Possible Future Capital Requirements; Uncertainty of Additional Funding."

                             CHOLESTECH CORPORATION


POTENTIAL FACTORS AFFECTING FUTURE OPERATING RESULTS

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

                             CHOLESTECH CORPORATION


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

                             CHOLESTECH CORPORATION


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

                             CHOLESTECH CORPORATION


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

                             CHOLESTECH CORPORATION


        UNCERTAINTY RELATING TO THIRD PARTY REIMBURSEMENT. In the United States, health care providers that purchase products such as the L-D-X System generally rely on third party payors, including private health insurance plans, federal Medicare, state Medicaid and managed care organizations, to reimburse all or part of the cost of the procedure in which the product is being used. The Company's ability to commercialize its products successfully in the United States will depend in part on the extent to which reimbursement for the costs of tests performed with the L-D-X System and related treatment will be available from government health authorities, private health insurers and other third party payors. Third party payors can affect the pricing or the relative attractiveness of the Company's products by regulating the maximum amount of reimbursement provided for testing services. Reimbursement is currently not available for certain uses of the Company's products in particular circumstances. As a general rule, third party reimbursement is available if a physician has been involved in the decision to perform the test involving the Company's products. For example, if a physician prescribes a drug that requires therapeutic monitoring, the use of the Company's products in performing such tests will be reimbursable. In the health promotion market, use of the Company's products for diagnostic screening in health promotion clinics is generally subject to reimbursement. However, diagnostic screening preformed in corporate wellness programs and at fitness centers is likely not subject to reimbursement. Third party payors are increasingly scrutinizing and challenging the prices charged for medical products and services. Decreases in reimbursement amounts for tests performed using the Company's products may decrease the amounts that physicians and other practitioners are able to charge patients, which in turn may adversely affect the Company's ability to sell its products on a profitable basis. In addition, certain health care providers are moving toward a managed care system in which such providers contract to provide comprehensive health care for a fixed cost per patient. Managed care providers are attempting to control the cost of health care by authorizing fewer elective procedures, such as the screening of blood for chronic diseases. The Company is unable to predict what changes will be made in the reimbursement methods utilized by third party payors. Inability of health care providers to obtain reimbursement from third party payors or changes in government and third party payors' policies toward reimbursement of tests employing the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, the Company believes that the overall escalating cost of medical products and services has led to and will continue to lead to increased pressures on the health care industry, both domestic and international, to reduce the cost of products and services, including products offered by the Company. Market acceptance of the Company's products in international markets is also dependent, in part, upon the availability of reimbursement within prevailing health care payment systems. Reimbursement and health care payment systems in international markets vary significantly by country and include both government sponsored health care and private insurance. There can be no assurance that third party reimbursement and coverage will be available or adequate in either United States or international markets, that current reimbursement amounts will not be decreased in the future or that future legislation, regulation, or reimbursement policies of third party payors will not otherwise adversely affect demand for the Company's products or the Company's ability to sell its products on a profitable basis, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

        Political, economic and regulatory influences are pushing the health care industry in the United States to fundamental change. The Company anticipates that Congress, state legislatures

                             CHOLESTECH CORPORATION


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

        GOVERNMENT REGULATION. The manufacture and sale of diagnostic products, including the L-D-X System, are subject to extensive regulation by numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies. The Company will not be able to commence marketing or commercial sales in the United States of any of the new tests it is developing until it receives clearance or approval from the FDA. The process of obtaining FDA and other required regulatory clearances and approvals is lengthy, expensive and uncertain. As a result, there can be no assurance that any of the Company's new tests under development, even if successfully developed, will ever obtain such clearance or approval. Additionally, certain material changes to medical products already cleared or approved by the FDA are also subject to further FDA review and clearance or approval. The loss of previously obtained clearances, or failure to comply with existing or future regulatory requirements, could have a material adverse effect on the Company's business, financial condition and results of operations. The L-D-X Analyzer and all existing test cassettes required clearance pursuant to a 510(k) clearance. Medical devices are subject to continual review, and later discovery of previously unknown problems with a cleared product may result in restrictions on the product's marketing or withdrawal of the product from the market. In general, the Company intends to develop and market tests that will require 510(k) clearance. It generally takes from four to twelve months from the date of submission to obtain 510(k) clearance, but it may take longer. The Company does not believe that its products under development will require submission of a Pre-Market Approval ("PMA") application. However, if a future product were to require submission of a PMA application, regulatory approval of such product would involve a much longer and more costly process than a 510(k) clearance and would involve the submission of extensive supporting data and clinical information. A PMA application may be submitted to the United States Food and Drug Administration ("FDA") only after clinical trials and the required patient follow-up for a particular test are successfully completed. Upon filing of a PMA application, the FDA commences a review process that generally takes one to three years from the date on which the PMA application is accepted for filing, but may take significantly longer. There can be no assurance that the Company's products under development will require only 510(k) clearance rather than the more lengthy and costly PMA approval. A requirement that the Company file a PMA application for any new test would significantly delay the Company's ability to market such test and significantly increase the costs of development.

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

                             CHOLESTECH CORPORATION


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

        The use of the Company's products and those of its competitors is also affected by federal and state regulations, which provide for regulation of laboratory testing, as well as by the laws and regulations of foreign countries. The scope of these regulations includes quality control, proficiency testing, personnel standards and inspections. For example, in the United States, CLIA categorizes tests as "waived," or as being "moderately complex" or "highly complex" on the basis of specific criteria. In January 1996, the L-D-X Analyzer and the Company's total cholesterol, HDL (high density lipoproteins), triglycerides and glucose tests in any combination were classified as waived under CLIA. In order to successfully commercialize the tests that are currently under development, the Company believes that it will be critical to obtain waived classification for such tests under CLIA. There can be no assurance that any new tests developed by the Company, including the BUN/Creatinine test cassette, will qualify for CLIA waived classification. Any failure of the new tests to obtain waived status under CLIA will adversely impact the Company's ability to commercialize such tests, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, there can be no assurance that any future amendment of CLIA or the promulgation of additional regulations impacting laboratory testing will not have an adverse effect on the Company's ability to market the L-D-X System. For example, if CLIA regulations were modified in a manner that reduced regulatory requirements and burdens faced by competitive products, certain competitive advantages of the L-D-X System's waived status could be reduced or eliminated.

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

                             CHOLESTECH CORPORATION


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

                             CHOLESTECH CORPORATION


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

        YEAR 2000 COMPLIANCE RISKS. Cholestech has an ongoing program of assessing the extent to which its internal systems and products evaluate date information ("Year 2000 dependencies"), and, if so, whether they can properly process and evaluate dates on or after the Year 2000 (whether they are "Year 2000 compliant"). The Company is taking remedial action where its systems and products are not year 2000 compliant. The Company is also evaluating contingency plans for continuing operations if Year 2000 problems arise despite its steps to avoid them. The Company expects these activities to continue throughout fiscal 1999.

        The Company believes that it has identified the Year 2000 dependencies in its internal systems. It has examined all critical systems including manufacturing, sales, development, communications and financial systems. It has also examined many of its non-computer electronic devices that contain microprocessors (for example, telephones, manufacturing machinery and security systems). As these dependencies have been identified, Cholestech has been taking the remedial measures it believes are necessary for its internal systems to be Year 2000 compliant. These measures have included establishing a Year 2000 Task Force, increase awareness/communication of the Year 2000 issues, inventory the Company's systems and equipment, assessment of the inventory and implementation and review of remediated systems and equipment. The Company is not currently aware of any Year 2000 dependencies in its internal systems that could have a material impact on its business should the Company fail to make such systems Year 2000 compliant. The Company is also not aware of any material operational issues or costs associated with preparing its internal systems for the Year 2000. However, no assurances can be given that Cholestech will not experience unanticipated material costs caused by undetected errors or defects in its internal systems. Delays in implementation of new information systems and a failure to identify and remediate all of its Year 2000 dependencies could result in material adverse consequences to the Company's business, prospects and results of operations.

        Cholestech has also taken measures to ensure that its products are Year 2000 compliant. At this time, the Company believes that its products are Year 2000 compliant. However, the L-D-X System contains software that may be used to integrate test results with an end user's medial records system. It is likely that, commencing in the Year 2000, the functionality of certain medical records systems will be adversely affected when one or more component products of such systems are unable to process four digit characters representing years and,

                             CHOLESTECH CORPORATION


therefore, the medical records system would not be Year 2000 compliant. The inability of the L-D-X System to properly manage and manipulate financial condition and results of operations, including increased warranty costs, customer satisfaction issues and potential lawsuits. Although the Company believes its products are Year 2000 complaint, the Company anticipates that substantial litigation may be brought against vendors of all component products provided by the Company. The Company believes that any such claims, with or without merit, could have a material adverse effect on the Company's business, financial condition and results of operations.

        Cholestech has incurred and will incur various costs to conduct testing and modification of its products and to provide customer support services regarding Year 2000 issues. It also anticipates that these costs will continue through fiscal year 1999 and thereafter.

        Additionally, parties with whom the Company does business may not be in Year 2000 compliance, which could have a material adverse effect on the Company's business, financial condition and results of operations. Cholestech is working with the key suppliers of products and services used in determining whether their systems, products and services are Year 2000 compliant. The Company is also attempting to monitor their progress toward Year 2000 compliance. This investigational and monitoring process has included questionnaires that the Company has sent to the organizations with which the Company conducts a material amount of business. The Company expects these efforts to continue for the foreseeable future. Even if the Company identifies Year 2000 dependency problems in its key vendors or suppliers their can be no assurance that such dependencies will be remediated or that the company would be able to establish alternative business relationships in a timely fashion, on acceptable terms or at all. The failure to correct these dependencies or find alternative relationships could have a material adverse effect on the Company's business, financial condition and results of operations.

        To date, the Company has incurred costs related to its Year 2000 Readiness Program of approximately $150,000. In fiscal year 1999, these costs are estimated to be approximately $200,000. This estimate is based on a current assessment and is subject to change as the Company's Year 2000 readiness program progresses. The predominant portion of the costs incurred to date, as well as those expected to be incurred, relate to assessment phase of the Company's Year 2000 readiness program. This estimate does not include potential costs related to customer or other claims, or costs related to internal software and hardware replaced in the normal course of business.

        Cholestech currently expects that the Year 2000 issue will not pose significant internal, operational problems. However, a delay in implementing new information systems, or a failure to fully identify all Year 2000 dependencies in the Company's internal systems or in the systems of its suppliers and distribution partners could have material adverse consequences, including delays in the delivery or sale of products. Therefore, the Company is developing contingency plans for continuing operations should these types of problems arise. The Company believes that its contingency planning will be completed by March 1999.

        Cholestech believes that the purchasing patterns of its customers and potential customers may also be affected by the Year 2000 issues as they expend significant resources to bring their current software systems into Year 2000 compliance. These expenditures could result in reduced funds available to purchase products such as those offered by the Company. This could have a material adverse effect on the Company's business, operating results or financial condition.

                             CHOLESTECH CORPORATION


        POSSIBLE FUTURE CAPITAL REQUIREMENTS; UNCERTAINTY OF ADDITIONAL FUNDING. The Company intends to expend substantial funds for capital expenditures related to expansion of its manufacturing capacity, research and development, including expansion of its product line and enhancement of its current products, expansion of sales and marketing activities and other working capital and general corporate purposes. Although the Company believes that the Company's cash, cash equivalents, marketable securities, cash flow anticipated to be generated by future operations and available bank borrowings under an existing line of credit will be sufficient to meet its capital requirements for the foreseeable future, there can be no assurance that the Company will not require additional financing. For example, the Company may be required to expend greater than anticipated funds if unforeseen difficulties arise in expanding manufacturing capacity for existing cassettes or in the course of completing required additional development, obtaining necessary regulatory approvals, obtaining waived status under CLIA or introducing or scaling up manufacturing for new tests. The Company's future liquidity and capital requirements will depend upon numerous additional factors, including: the costs and timing of expansion of manufacturing capacity; the number and type of new tests the Company seeks to develop; the success of these development efforts; the costs and timing of expansion of sales and marketing activities; the extent to which the Company's existing and new products gain market acceptance; competing technological and market developments; the progress of commercialization efforts of the Company's distributors; the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights; developments related to regulatory and third party reimbursement matters and CLIA; and other factors. In the event that additional financing is needed, the Company may seek to raise additional funds through public or private financing, collaborative relationships or other arrangements. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its technologies, products or marketing territories. The failure of the Company to raise capital on acceptable terms when needed could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that such financing, if required, will be available on satisfactory terms, or at all. See "o Liquidity and Capital Resources."

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

                             CHOLESTECH CORPORATION


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

                             CHOLESTECH CORPORATION


                           PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        On August 20, 1998, the Company held its 1998 Annual Meeting of Shareholders. The following is a brief description of each matter voted upon at the meeting and a statement of the number of votes cast for, against or withheld and the number of abstentions and the number of broker non-votes with respect to each matter.

        1.     The shareholders elected the following Directors:

               Nominee                           In Favor                       Withheld
               ----------------------            ----------                     --------
               Dr. Harvey S. Sadow               10,178,542                      323,111
               Warren E. Pinckert, II            10,185,499                      316,154
               Joseph Buchman, M.D.              10,385,964                      115,689
               John L. Castello                  10,378,231                      123,422
               John H. Landon                    10,371,465                      130,188
               H.R. Shepherd                     10,377,744                      123,909
               Larry Y. Wilson                   10,381,371                      120,282

        2. The shareholders approved the amendment of the Company's 1997 Stock Incentive Program to increase the annual non-discretionary grant under such plan to the Chairman of Board of Directors of the Company to 20,000 shares of common stock per annum.

               For                    Against             Abstain           Broker Non-Vote
               ---------              -------             -------           ---------------
               8,827,984            1,287,613             171,409                   214,617

        3 The shareholders ratified the appointment of PriceWaterhouseCoopers LLP as independent public accountants of the Company for the fiscal year ending March 26, 1999.

               For                    Against             Abstain           Broker Non-Vote
               ----------             -------             -------           ---------------
               10,448,844              26,860              25,949                         0

                             CHOLESTECH CORPORATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


         (a)  Exhibits:
         (b)

              10.21.1    Distribution Agreement between registrant and McKesson
                         Drug Company dated August 18, 1998.

              10.21.2    Distribution Agreement between registrant Bergen
                         Brunswig Drug dated July 20, 1998.

              10.3.2     Standard Industrial Sublease Agreement between
                         Registrant and Schlumberger Resource Management
                         Services, Inc. dated August 5, 1998.

              10.3.3     Consent to Sublease Agreement between Registrant and
                         Spieker Properties, L.P. dated August 5, 1998.

              27.1       Financial Data Schedule.

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended September 26, 1998.

                             CHOLESTECH CORPORATION


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CHOLESTECH CORPORATION



Date   November 6, 1998                    /s/    Warren E. Pinckert II
     --------------------                  -------------------------------------
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
                                             Officer)

                                EXHIBIT INDEX



   Exhibit No.          Description
   -----------         -------------

    10.21.1 Distribution Agreement between registrant and McKesson Drug Company dated August 18, 1998.

    10.21.2     Distribution Agreement between registrant Bergen
                Brunswig Drug dated July 20, 1998.

    10.3.2      Standard Industrial Sublease Agreement between
                Registrant and Schlumberger Resource Management
                Services, Inc. dated August 5, 1998.

    10.3.3 Consent to Sublease Agreement between Registrant and Spieker Properties, L.P. dated August 5, 1998.

    27.1        Financial Data Schedule.