Form 10-Q
period 1998-12-25
CHOLESTECH CORPORATION
filed 1999-02-08
CIK 887227

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
        For the quarterly period ended December 25, 1998

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


At December 25, 1998, 11,486,812 shares of common stock of the Registrant were outstanding.

                             CHOLESTECH CORPORATION


                                     PART I

                              FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
ITEM 1. FINANCIAL STATEMENTS.

               Condensed Balance Sheets                                       3

               Condensed Statements of Operations                             4

               Condensed Statements of Cash Flows                             5

               Notes to Condensed Financial Statements                        6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS.                                                    9

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
               ABOUT MARKET RISK                                             28

                                     PART II

                                OTHER INFORMATION


ITEM 1.        LEGAL PROCEEDINGS                                             29

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF
               SECURITY HOLDERS.                                             29

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.                             29

SIGNATURES                                                                   30

                             CHOLESTECH CORPORATION


PART I  -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

ASSETS

                                                   December 25,      March 27,
                                                      1998           1998 (1)
                                                   -----------       --------
Current assets:
   Cash and cash equivalents                        $  3,789         $  5,130
   Marketable securities                               7,055            9,621
   Accounts receivable, net                            2,355            3,793
   Inventories                                         5,454            3,306
   Prepaid expenses and other current assets             495              154
                                                    --------         --------
     Total current assets                             19,148           22,004

Property and equipment, net                            4,924            3,711
Other assets, net                                         59               73
                                                    --------         --------
                                                    $ 24,131         $ 25,788
                                                    ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses            $  1,469         $  3,003
   Accrued payroll and benefits                          904            1,136
   Product warranty                                       91              203
                                                    --------         --------
     Total current liabilities                         2,464            4,342
                                                    --------         --------

Shareholders' equity:
   Preferred stock                                        --               --
   Common stock                                       70,209           69,880
   Accumulated other comprehensive income                 27               49
   Accumulated deficit                               (48,569)         (48,483)
                                                    --------         --------
     Total shareholders' equity                       21,667           21,446
                                                    --------         --------
                                                    $ 24,131         $ 25,788
                                                    ========         ========

(1) The information in this column was derived from the Company's audited financial statements for the fiscal year ended March 27, 1998.



                   See Notes to Condensed Financial Statements

                             CHOLESTECH CORPORATION


                       CONDENSED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)


                                     Thirteen weeks ended       Thirty-nine weeks ended
                                    ----------------------      -----------------------
                                    12/25/98      12/26/97      12/25/98       12/26/97
                                    --------      --------      --------       --------
Revenues:
  Domestic                          $  4,732      $  4,856      $ 14,047       $ 13,574
  International                          660           793         2,137          1,690
                                    --------      --------      --------       --------
                                       5,392         5,649        16,184         15,264
Cost of products sold                  2,602         2,718         7,488          7,419
                                    --------      --------      --------       --------
Gross profit                           2,790         2,931         8,696          7,845
                                    --------      --------      --------       --------
Operating expenses:
  Sales and marketing                  1,462         1,411         4,908          4,061
  Research and development               669           539         2,097          1,599
  General and administrative             624           529         1,755          1,459
  Other                                   --            --           575             --
                                    --------      --------      --------       --------
  Total operating expenses             2,755         2,479         9,335          7,119
                                    --------      --------      --------       --------

Income (loss) from operations             35           452          (639)           726

Interest income (expense), net           154           145           566            439
                                    --------      --------      --------       --------
Income (loss) before taxes               189           597           (73)         1,165
Provision for income taxes                --            13            13             25
                                    --------      --------      --------       --------
Net income (loss)                   $    189      $    584      $    (86)      $  1,140
                                    ========      ========      ========       ========

Net income (loss) per share:
        Basic                       $   0.02      $   0.05      $  (0.01)      $   0.10
                                    ========      ========      ========       ========
        Diluted                     $   0.02      $   0.05      $  (0.01)      $   0.10
                                    ========      ========      ========       ========

Shares used to compute net
  income (loss) per share:
        Basic                         11,487        11,308        11,478         11,265
                                    ========      ========      ========       ========
        Diluted                       11,578        12,098        11,478         11,834
                                    ========      ========      ========       ========



                   See Notes to Condensed Financial Statements

                             CHOLESTECH CORPORATION


                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                    Thirty-nine weeks ended
                                                                   -------------------------
                                                                   Dec. 25,         Dec. 26,
                                                                     1998             1997
                                                                   --------         --------
Cash flows from operating activities:
   Net income (loss)                                               $    (86)        $  1,140
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
     Depreciation and amortization                                    1,149              679
     Changes in assets and liabilities:
        Accounts receivable                                           1,438             (758)
        Inventories                                                  (2,148)            (177)
        Prepaid expenses and other assets                              (341)              62
        Other assets                                                    (14)               9
        Accounts payable and accrued expenses                        (1,534)             903
        Accrued payroll and benefits                                   (232)             159
        Product warranty                                               (112)              33
                                                                   --------         --------
        Net cash provided by (used in) operating activities          (1,880)           2,050
                                                                   --------         --------

Cash flows from investing activities:
   Proceeds from sale of marketable securities                       11,693           22,291
   Purchases of marketable securities                                (9,149)         (19,842)
   Purchases of property and equipment                               (2,334)          (1,398)
                                                                   --------         --------
        Net cash provided by investing activities                       210            1,051
                                                                   --------         --------

Cash flows from financing activities:
   Issuance of common stock                                             329              325
                                                                   --------         --------
        Net cash provided by financing activities                       329              325
                                                                   --------         --------

Net change in cash and cash equivalents                              (1,341)           3,426
Cash and cash equivalents at beginning of period                      5,130            6,088
                                                                   --------         --------
Cash and cash equivalents at end of period                         $  3,789         $  9,514
                                                                   ========         ========


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

        Certain reclassifications have been made in the condensed statements of operations for the thirteen and thirty-nine weeks ended December 26, 1997 to conform to the fiscal 1999 presentation. Such reclassifications had no effect on previously reported results of operations.

2.      BALANCE SHEET DATA

        The components of inventories are as follows (in thousands):

                                                  DECEMBER 25,           MARCH 27,
                                                     1998                  1998
                                                  ------------           ---------
                Raw materials                       $1,728                $1,292
                Work-in-process                      1,885                 1,038
                Finished goods                       1,841                   976
                                                    ------                ------
                                                    $5,454                $3,306
                                                    ======                ======

3.      EARNINGS PER SHARE

        Basic earnings per share ("EPS") is computed by dividing income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted earnings per share gives effect to all potential common stock outstanding during a period, if dilutive. In computing diluted

                             CHOLESTECH CORPORATION


        earnings per share, the average stock price is used in determining the number of shares assumed to be repurchased from the exercise of stock options.

        A reconciliation of the basic and diluted earnings per share calculations follows:

        (In thousands, except per share data)


                            Thirteen Weeks Ended                Thirty-nine Weeks Ended
                              December 25, 1998                    December 25, 1998
                        -------------------------------     --------------------------------
                        Income      Shares    Per share      Loss        Shares    Per share
Basic EPS               $  189      11,487      $ 0.02      $  (86)      11,478      $(0.01)
Effect of dilutive
 securities                             91                                   --
                        ------------------------------      -------------------------------

Diluted EPS             $  189      11,578      $ 0.02      $  (86)      11,478      $(0.01)
                        ==============================      ===============================

                             Thirteen Weeks Ended                Thirty-nine Weeks Ended
                               December 26, 1997                   December 26, 1997
                        --------------------------------    --------------------------------
                        Income      Shares     Per share    Income      Shares     Per share
Basic EPS               $  584      11,308      $ 0.05      $1,140      11,265      $ 0.10
Effect of dilutive
 securities                            790                                 569
                        ------------------------------      ------------------------------

Diluted EPS             $  584      12,098      $ 0.05      $1,140      11,834      $ 0.10
                        ==============================      ==============================

        Thirty-nine weeks ended December 25, 1998, stock options outstanding would be antidilutive and are therefore not included in the loss per share calculation for that period.

4.       BORROWING ARRANGEMENTS

        In December 1998, the Company renewed an agreement with Wells Fargo Bank for a $3.0 million revolving line of credit (the "Line of Credit"). While the agreement is in effect, the Company is required to maintain deposit assets with a collective value, as defined in the Line of Credit, equivalent to no less than 100% of the outstanding principle balance. Amounts outstanding under the Line of Credit bear interest at the bank's prime rate. The Line of Credit agreement expires on November 30, 1999 and is renewable. As of December 25, 1998, there were no borrowings outstanding under the Line of Credit.

5.      NEW ACCOUNTING PRONOUNCEMENTS

        The Company has adopted Statement of Financial Accounting Standards Board ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements that is displayed with the same prominence as other financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources, including unrealized gains and

                             CHOLESTECH CORPORATION


        losses on available-for-sale securities. For all periods presented, comprehensive income (loss) approximated net income (loss), as reported.

        The Company has adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" in the first quarter of fiscal 1999. This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 has not resulted in a change in the way the Company reports interim financial information.

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

7.      OTHER EVENTS

        In June 1998, the Company cancelled its proposed common stock offering. After the settlement of all final charges associated with the cancelled offering, the Company recorded a net charge of approximately $325,000, or $(0.03) per share (diluted) related to the write-off of the offering expenses.

        In May 1998, the Company settled an outstanding litigation with a former employee of the Company. In accordance with the settlement, the Company agreed to a settlement fee of approximately $250,000, or $(0.02) per share (diluted), which was charged to operating income in the quarter ended June 26, 1998.

                             CHOLESTECH CORPORATION


     ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors discussed herein, under "General", "Year 2000 Compliance" and "Potential Factors Affecting Future Operating Results." These forward-looking statements include, but are not limited to: (1) the statement under "General" that the Company may incur negative cash flows as it expands manufacturing, research and development, sales and marketing, and pursues regulatory approvals for its products; (2) the statement under "General" that the Company expects product mix to change from time to time; (3) the statement in the first paragraph under "Revenues" that the dollar amount and proportion of international revenues may fluctuate from period to period; (4) the statements under "Research and Development" that the development of tests for new disease states and the Company's anticipation that research and development expenditures will increase;
(5) statements under "Income Taxes" regarding the use of additional tax net operating losses and other tax carryforward amounts, and the Company's effective tax rate; and (6) the statements in the second and third paragraphs under "Liquidity and Capital Resources" that the capital expenditures relating to expansion of manufacturing, research and development, and sales and marketing will be substantial, and that the Company's liquid assets, cash from operations, and available bank funds will be sufficient to meet its capital requirements for the foreseeable future.

GENERAL

        The Company develops, manufactures and markets the Cholestech L-D-X(R) System ("L-D-X System"), consisting of the L-D-X Analyzer and a variety of single use test cassettes, which perform near-patient diagnostic screening and therapeutic monitoring for the management of prevalent chronic diseases (preventive care testing). The L-D-X System is capable of measuring multiple analytes simultaneously with a single drop of whole blood within five minutes. The Company currently markets the L-D-X System, including the L-D-X analyzer and a variety of single use test cassettes, to the physician office laboratory
(POL), pharmacy and health promotion markets in the United States, and internationally. The Company has experienced significant operating losses and, as of December 25, 1998, had an accumulated deficit of $48.6 million. The L-D-X System, including the L-D-X Analyzer (the Company's only product platform) and single use test cassettes, will continue to account for substantially all of the Company's revenues for the foreseeable future. In order for the Company to increase revenues, sustain profitability and maintain positive cash flows from operations, the L-D-X System must continue to gain market acceptance among health care providers, particularly in POLs and pharmacies, to which the Company has made only limited sales to date. The Company is developing certain additional tests designed to extend the capabilities of the L-D-X System. The Company believes that its future growth will depend, in part, upon its ability to complete development of and successfully introduce these new tests.

        The Company may incur negative cash flows from operations as it expands manufacturing capacity for existing and new test cassettes, increases product research and development efforts for new test cassettes, and expands sales and marketing activities and

                             CHOLESTECH CORPORATION


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


RESULT OF OPERATIONS


THIRTEEN WEEKS ENDED DECEMBER 25, 1998 AND DECEMBER 26, 1997 AND THIRTY-NINE WEEKS ENDED DECEMBER 25, 1998 AND DECEMBER 26, 1997

        Revenues . During the thirteen weeks ended December 25, 1998, revenues decreased 4.6% to $5.4 million from $5.6 million in the thirteen weeks ended December 26, 1997. The decrease in revenues primarily reflects decline in the health promotion segment growth rate including year to year decline in testing performed at Walmart stores. International revenues decreased by 16.8% or $133,000 from $793,000 to $660,000 for the thirteen weeks ended December 25, 1998 compared to the same period in fiscal 1998. The decrease in international revenues reflects decreased shipments of L-D-X analyzers to European distributors who took stocking orders in the second quarter of fiscal 1999. The Company expects that the dollar amount and proportion of international revenues to total revenues may fluctuate from period to period.

        During the first thirty-nine weeks of fiscal 1999, revenues increased $920,000 (6.0%) to $16.2 million from $15.3 million in the first thirty-nine weeks of fiscal 1998. The increase in revenues primarily reflects increased unit sales of single use test cassettes and L-D-X analyzers to health care providers in the pharmacy market. Also contributing to the increase in revenues is an increase in the unit sales of single use test cassettes in the POL market. During the first thirty-nine weeks of fiscal 1999, international revenues increased $447,000 (26.5%) to $2.1 million from $1.7 million in the corresponding thirty-nine weeks of fiscal 1998. The increase in international revenues reflects continued product demand in the European market in the first thirty-nine weeks of fiscal 1999.

        Based upon the results of operations for the quarter ended December 25, 1998, management revised its estimate of the appropriate bonus accrual downward and, accordingly, reduced such accrual by approximately $225,000 during the quarter. This adjustment had the primary effect of reducing selling and marketing and research and development expenses.

                             CHOLESTECH CORPORATION


        Cost of Products Sold. Cost of products sold includes direct labor, direct material, overhead and royalties. Cost of products sold decreased 4.3% to $2.6 million in the thirteen weeks ended December 25, 1998 of fiscal 1999 from $2.7 million in the thirteen weeks ended December 26, 1997, primarily as a result of decreased unit sales of Cholestech L-D-X Analyzers. Gross margin was 51.7% and 51.9% in the thirteen weeks ended December 25, 1998 and December 26, 1997, respectively.

        During the first thirty-nine weeks of fiscal 1999, cost of products sold increased to $7.5 million from $7.4 million in the corresponding period of fiscal 1998, as unit sales of disposable test cassettes increased. Also contributing to this increase was the lag in production of Cholestech L-D-X analyzers due to a delay in the delivery in one raw material during the second quarter of fiscal year 1999. This delivery delay resulted in a loss of production time and approximately $300,000 of unabsorbed overhead. Gross margin was 53.7% and 51.4% in the first thirty-nine weeks of fiscal 1999 and 1998, respectively. The improvement in gross margin was primarily attributable to increased volume of single use test cassettes manufactured without corresponding percentage increases in manufacturing costs, improving the absorption of manufacturing overhead.

        The Company has licensed certain technology used in the manufacture of its disposable cassette products. The license agreement, which expires in 2006, requires the Company to pay a royalty of 2.0% on net sales of the applicable products. Total royalty expenses in the thirteen weeks ended December 25, 1998 and December 26, 1997 were $64,000 and $296,000, respectively, and were charged to cost of products sold. Total royalty expenses for the first thirty-nine weeks of fiscal 1999 and 1998 were $160,000 and $473,000, respectively, and also were charged to cost of products sold. In fiscal 1998, the Company held four license agreements, of which three expired at various times in calendar 1997.

        Sales and Marketing Expenses. Sales and marketing expense includes salaries, commissions, bonuses, expenses for outside services related to marketing programs and travel. Sales and marketing expense increased 3.6% to $1.5 million in the thirteen weeks ended December 25, 1998 from $1.4 million in the thirteen weeks ended December 26, 1997. This increase was primarily attributable to continued expansion of the Company's domestic sales and marketing programs to target customers and end-users and increased expenses related to greater emphasis on the physician office laboratory and pharmacy markets. Sales and marketing expense increased to 27.1% of revenues in the thirteen weeks ended December 25, 1998 from 25.0% in the thirteen weeks ended December 26, 1997, primarily due to lower then anticipated revenue.

        Sales and marketing expenses during the first thirty-nine weeks of fiscal 1999 were $4.9 million compared to $4.1 million for the first thirty-nine weeks of fiscal 1998. These increases in sales and marketing expenses were attributable to continued expansion of the Company's domestic sales and marketing organization, increased expenses related to the continued penetration of the physician office market, and, to a lesser extent, participation in domestic conferences and trade shows. Sales and marketing expenses as a percentage of revenues increased to 30.3% for the first thirty-nine weeks of fiscal 1999 from 26.6% for the first thirty-nine weeks of fiscal 1998, primarily due to lower then anticipated revenue.

                             CHOLESTECH CORPORATION


        Research and Development Expenses. Research and development expense includes salaries, bonuses, expenses for outside services, supplies and depreciation of capital equipment. Research and development expense increased 24.1% to $669,000 in the thirteen weeks ended December 25, 1998 from $539,000 in the thirteen weeks ended December 26, 1997. This increase was primarily attributable to continued development of new single use test cassettes and an increase in related headcount. Research and development expenses as a percentage of revenues increased to 12.4% for the thirteen weeks ended December 25, 1998 from 9.5% for the thirteen weeks ended December 26, 1997.

        Research and development expenses for the first thirty-nine weeks of fiscal 1999 were $2.1 million compared to $1.6 million for the first thirty-nine weeks of fiscal 1998. The increases in research and development expense were attributable to continued development of additional tests and an increase in headcount. Research and development expenses as a percentage of revenues increased to 13.0% for the first thirty-nine weeks of fiscal 1999 from 10.5% for the first thirty-nine weeks of fiscal 1998.

        The Company is currently developing additional tests for diagnostic screening and therapeutic monitoring of osteoporosis, liver function and cardiovascular disease. These new tests are in various stages of development, and the Company will be required to undertake time consuming and costly development activities and seek regulatory approval for these new tests before such tests can be marketed. The Company believes that revenue growth, if any, and future operating results will depend, in part, upon completing development of and successfully introducing these tests. The Company currently anticipates that the dollar amount of research and development expense will increase in future periods as costs associated with product development and manufacturing scale up efforts for new cassettes are incurred. In July 1997, the FDA approved the Company's request for clearance to market the Company's BUN/Creatinine single use test cassette pursuant to Section 510(k) of the FDC Act.

        General and Administrative Expense. General and administrative expense includes compensation, benefits, and expenses for outside services. General and administrative expense increased 18.0% to $624,000 in the thirteen weeks ended December 25, 1998 from $529,000 in the thirteen weeks ended December 26, 1997. This increase resulted primarily from an increased utilization of legal and computer consultants' professional services and increased headcount. General and administrative expenses increased to 11.6% of revenues in the thirteen weeks ended December 25, 1998 from 9.4% in the thirteen weeks ended December 26, 1997.

        General and administrative expenses for the first thirty-nine weeks of fiscal 1999 were $1.8 million compared to $1.5 million for the same period in fiscal 1998. This increase resulted primarily from an increased utilization of professional services and increased headcount. General and administrative expenses increased to 10.8% of revenues in the first thirty-nine weeks of fiscal 1999 from 9.6% in the same period in fiscal 1998.

        Other. Other expenses for the first thirty-nine weeks of fiscal 1999 of $575,000 reflect a non-recurring charge of approximately $325,000 due to the cancellation of a proposed common stock offering and approximately $250,000 in settlement of litigation involving a former employee.

                             CHOLESTECH CORPORATION


        Interest income (expense), net. Interest income reflects income from the investment of cash balances and marketable securities. Interest income rose 6.2% to $154,000 in the thirteen weeks ended December 25, 1998 from $145,000 in the thirteen weeks ended December 26, 1997. This increase was primarily the result of the mix of marketable securities invested in the thirteen weeks ended December 25, 1998 compared to same period in fiscal 1998.

        Interest income rose 28.9% to $566,000 in first thirty-nine weeks in fiscal 1999 from $439,000 for the same period in fiscal 1997. This increase was primarily the result of the mix of marketable securities invested in the thirty-nine weeks ended December 25, 1998 compared to same period in fiscal 1998.

        Income Taxes. As the Company has significant net operating loss and tax credit carryforwards, the provisions for income taxes for the thirteen weeks ended December 25, 1998 and the thirteen weeks ended December 26, 1997 and the thirty-nine weeks ended December 25, 1998 and the thirty-nine weeks ended December 26, 1997 represent the estimated alternative minimum tax. Management expects to utilize additional net operating loss and other tax carryforward amounts to the extent income is earned during fiscal 1999. Accordingly, the Company's estimated effective tax rate is expected to remain below the federal statutory rate throughout fiscal 1999.

New Accounting Pronouncements. The Company has adopted Statement of Financial Accounting Standards Board ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements that is displayed with the same prominence as other financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources, including unrealized gains and losses on available-for-sale securities. For all periods presented, comprehensive income
(loss) approximated net income (loss), as reported.

        The Company has adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" in the first quarter of fiscal 1999. This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 has not resulted in a change in the way the Company reports interim financial information.


LIQUIDITY AND CAPITAL RESOURCES

        The Company has financed its operations primarily through the sale of equity securities and, during fiscal 1998, from positive cash flows from operations. As of December 25, 1998, the Company had approximately $10.8 million of cash, cash equivalents and short-term marketable securities and an accumulated deficit of $48.6 million. In addition, the Company has available a $3 million revolving bank line of credit agreement. While the revolving line is in effect, the Company is required to maintain deposit assets with a collective value, as defined in the line of credit agreement, equivalent to no less than 100% of the outstanding principal balance. Amounts outstanding under the line of credit bear interest at the bank's prime rate. The line of credit

                             CHOLESTECH CORPORATION


agreement expires on November 30, 1999 and is renewable. As of December 25, 1998, there were no borrowings outstanding under the line of credit.

        Net cash used in operating activities was approximately $1.9 million during the first thirty-nine weeks of fiscal 1999 compared to net cash provided by operating activities of $2.1 million during the first thirty-nine weeks of fiscal 1998. In the first thirty-nine weeks of fiscal 1999, the net loss of $86,000, decrease in accounts payable and accrued expenses of approximately $1.5 million and increase in inventory of approximately $2.3 million were the primary factors contributing to cash used by operating activities. In the first thirty-nine weeks of fiscal 1998, net income of $1.1 million from product sales was the primary factor contributing to cash provided by operating activities.

        Net cash provided by investing activities of $210,000 in the first thirty-nine weeks of fiscal 1999 resulted primarily from the Company's sale of marketable securities. The increase in purchases of property and equipment between the two periods is primarily attributable to capital investments related to a third manufacturing line be designed to lower the cost of manufacturing.

        Net cash provided by financing activities of $329,000 in the first thirty-nine weeks of fiscal 1999 reflected the issuance of Common Stock pursuant to the Company's stock incentive program and stock purchase plan. The Company intends to expend substantial funds for capital expenditures related to reducing cost of its manufacturing, research and development, including expansion of its product line and enhancement of its current products, expansion of sales and marketing activities and other working capital and general corporate purposes.

        Despite the Company's cancellation of its proposed equity financing in the first quarter of fiscal 1999, the Company believes that cash, cash equivalents, marketable securities, cash flows anticipated to be generated by future operations, and available bank borrowings under an existing line of credit will be sufficient to meet its operating requirements for the foreseeable future. However, there can be no assurance that the Company will not require additional financing. For example, the Company may be required to expend greater than anticipated funds if unforeseen difficulties arise in expanding manufacturing capacity for existing cassettes or in the course of completing required additional development, obtaining necessary regulatory approvals, obtaining waived status under the Clinical Laboratory Improvement Amendments of 1988 ("CLIA") or introducing or scaling up manufacturing for new tests.

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

                             CHOLESTECH CORPORATION


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

YEAR 2000 COMPLIANCE

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

        The Company believes that it has identified the Year 2000 dependencies in its internal systems. It has examined all critical systems including manufacturing, sales, development, communications and financial systems. It has also examined its non-computer electronic devices that contain microprocessors and that are critical to the Company's operations (for example, telephones, manufacturing machinery and security systems). As these dependencies have been identified, Cholestech has been taking the remedial measures it believes are necessary for its internal systems to be Year 2000 compliant. These measures have included establishing a Year 2000 Task Force, increased awareness/communication of the Year 2000 issues, inventorying the Company's systems and equipment, assessment of the inventory and implementation and review of remediated systems and equipment. The Company is not currently aware of any Year 2000 dependencies in its internal systems that could have a material impact on its business should the Company fail to make such systems Year 2000 compliant. The Company is also not aware of any material operational issues or costs associated with preparing its internal systems for the Year 2000. However, no assurances can be given that Cholestech will not experience unanticipated material costs caused by undetected errors or defects in its internal systems. Delays in implementation of new information systems and a failure to identify and remediate all of its Year 2000 dependencies could result in material adverse consequences to the Company's business, financial conditions and results of operations.

        Cholestech has also taken measures to ensure that its products are Year 2000 compliant, including an evaluation of all of its current products for Year 2000 dependencies and Year 2000 Compliance. Based on that evaluation the Company believes its products are Year 2000 complaint. Despite this belief the Company anticipates that substantial litigation may be brought against vendors of all component products provided by the Company. The Company believes that any such claims, with or without merit, could have a material adverse effect on the Company's business, financial condition and results of operations.

        The L-D-X System contains software that may be used to integrate test results with an end user's medical records system. It is likely that, commencing in the Year 2000 or before, the functionality of certain medical records systems will be adversely affected when one or more component products of such systems are unable to process four digit characters representing years and, therefore, the medical records system would not be Year 2000 compliant.

                             CHOLESTECH CORPORATION


At this time, the Company believes that its products are Year 2000 compliant. The Company has not, and does not believe it is practical to, and does not plan to poll all of its customers to determine whether they are using the L-D-X System with other systems that are not Year 2000 compliant. If a significant portion of the Company's customers were to be unable to integrate L-D-X System data with their other information systems, such customers may stop using the L-D-X System. This would materially harm the Company's business, financial condition and results of operations.

        Additionally, parties with whom the Company does business may not be in Year 2000 compliance, which could have a material adverse effect on the Company's business, financial condition and results of operations. Cholestech is working with the key suppliers of products and services as well as distributors of the Company's products to determine whether their systems, products and services are Year 2000 compliant. The Company is also attempting to monitor their progress toward Year 2000 compliance. This investigational and monitoring process has included questionnaires that the Company has sent to the organizations with which the Company conducts a material amount of business. These efforts are not yet completed and the Company expects these efforts to continue for the foreseeable future. Even if the Company identifies Year 2000 dependency problems in its key vendors or suppliers there can be no assurance that such dependencies will be remediated. If any of the Company's key vendors, supplies or distributors have systems that are not Year 2000 complaint, Cholestech may be prevented from manufacturing and/or distributing its products for a significant period of time. The Company may not be able to establish alternative business relationships in a timely fashion, on acceptable terms or at all. This could have a material adverse effect on the Company's business, financial condition and results of operations. The Company currently is developing a contingency plan to address such an event.

        Cholestech has incurred and will incur various costs to conduct testing and modification of its products and to provide customer support services regarding Year 2000 issues. It also anticipates that these costs will continue through fiscal year 1999 and thereafter. To date, the costs incurred related to the Company's Year 2000 readiness program have been immaterial. In fiscal year 1999, these costs are estimated to be immaterial. This estimate is based on a current assessment and is subject to change as the Company's Year 2000 readiness program progresses. The predominant portion of the costs incurred to date, as well as those expected to be incurred, relate to the assessment phase of the Company's Year 2000 readiness program. This estimate does not include potential costs related to customer or other claims, or costs related to internal software and hardware replaced in the normal course of business.

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

                             CHOLESTECH CORPORATION


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

        HISTORY OF LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY; FLUCTUATIONS IN OPERATING RESULTS. The Company may experience significant fluctuations in revenues and results of operations on a quarter to quarter basis in the future. Quarterly operating results will fluctuate due to numerous factors, including:
(i) the timing and level of market acceptance of the L-D-X System; (ii) the timing of the introduction and availability of new tests; (iii) the timing and level of expenditures associated with development activities; (iv) the timing and level of expenditures associated with expansion of sales and marketing activities and overall operations; (v) the

                             CHOLESTECH CORPORATION


Company's ability to reduce cost of cassette manufacturing; (vi) variations in manufacturing efficiencies; (vii) the timing of establishment of strategic distribution arrangements and the success of the activities conducted under such arrangements; (viii) changes in demand for its products based on changes in third party reimbursement, competition, changes in government regulation and other factors; (ix) the timing of significant orders from and shipments to customers; (x) product pricing and discounts; (xi) variations in the mix of products sold; and (xii) general economic conditions. These factors are difficult to forecast, and these or other factors could have a material adverse effect on the Company's business, financial condition and results of operations. Fluctuations in quarterly demand for the Company's products may adversely affect the continuity of the Company's manufacturing operations, increase uncertainty in operational planning and/or affect cash flows from operations. The Company's expenses are based in part on the Company's expectations as to future revenue levels and to a large extent are fixed in the short term. As a result, if actual revenues do not meet expectations, the Company's ability to adjust spending levels in the short term will be limited and its business, financial condition and results of operations could be materially adversely affected. In addition, as a result of these fluctuations, it is likely that in some future period the Company's results will not meet the expectations of public market security analysts or investors. In such event, the trading price of the Common Stock could be materially adversely affected.

        DEPENDENCE ON DEVELOPMENT, INTRODUCTION AND MARKET ACCEPTANCE OF NEW TESTS. The Company is at various stages of development of tests designed to extend the capabilities of the L-D-X System. The Company believes that its revenue growth and future operating results will depend, in part, upon its ability to complete development of and successfully introduce these new tests. The Company will be required to undertake time-consuming and costly development, sales and marketing, manufacturing and other activities, as well as seek regulatory approval for these new tests. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these new tests, that regulatory clearance or approval of any new tests will be granted by the FDA or the CDC (for CLIA waived status) on a timely basis, or at all, that the new tests will adequately meet the requirements of the applicable market or achieve market acceptance or that the Company will be able to achieve and maintain cost efficient, high volume manufacturing capacity for any new tests. In July 1997, the FDA approved the Company's request for clearance to market the Company's BUN/Creatinine single use test cassette pursuant to Section 510(k) of the FDC Act. In December 1997, the Company submitted to the CDC a request for CLIA waiver for the use of the BUN/Creatinine test cassette with the L-D-X System. The CDC has not yet acted upon the Company's request and because the CDC's evaluation of applications for CLIA waived status is not based upon precisely defined, objectively measurable criteria, the Company cannot predict the likelihood of obtaining waived status. In order to successfully commercialize the BUN/Creatinine test cassette or other future tests in the United States, the Company believes it is critical to obtain waived status under CLIA. In order to successfully commercialize any new tests, including the BUN/Creatinine test cassette, the Company will be required to establish and maintain reliable, cost-efficient, high-volume manufacturing capacity for such tests. The Company has in the past encountered difficulties in scaling up production of new test cassettes, including problems involving production yields, quality control and assurance, variations and impurities in raw materials and performance of the manufacturing equipment.

                             CHOLESTECH CORPORATION


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

        The Company believes that it will be required to reduce manufacturing costs for new and existing test cassettes. The Company currently operates two manufacturing lines for dry chemistry cassettes. The Company is currently planning and building a third manufacturing line that the Company anticipates will become operational in fiscal 2000. There can be no assurance that the new cassette manufacturing line can be completed in a timely fashion, if ever, or that the Company would not need to implement cassette manufacturing cost reduction programs sooner. In addition, the custom nature of much of the Company's manufacturing equipment increases the time required to plan and build new manufacturing lines. The Company also will be required to build a new cassette manufacturing line in order to manufacture the immunoassay test cassettes under development. To date, the Company has not developed the processes and production equipment necessary for an immunoassay cassette manufacturing line. Failure to reduce manufacturing costs for dry chemistry tests, or to successfully develop an immunoassay cassette manufacturing line and achieve acceptable yields, could lead to an inability to cost effectively

                             CHOLESTECH CORPORATION


satisfy customer orders and could have a material adverse effect on the Company's business, financial condition and results of operations.

        DEPENDENCE ON SUPPLIERS. Single source vendors currently provide certain subassemblies, components and raw materials used in the manufacture of the Company's products. Any supply interruption in a single source subassembly, component, or raw material could have a material adverse effect on the Company's ability to manufacture products until a new source of supply is identified and qualified. There can be no assurance that the Company will be successful in qualifying additional sources of supply on a timely basis, or at all, and failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, an uncorrected impurity or supplier's variation in a raw material, either unknown to the Company or incompatible with the Company's manufacturing process, could have a material adverse effect on the Company's ability to manufacture products. Because the Company is a small customer of many of its suppliers and purchases its subassemblies, components and materials on a purchase order basis, rather than pursuant to long term commitments, there can be no assurance that the Company's suppliers will devote adequate resources to supplying the Company's needs. Any interruption or reduction in the future supply of any subassemblies, components or raw materials currently obtained from single or limited sources could have a material adverse effect on the Company's business, financial condition and results of operations.

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

                             CHOLESTECH CORPORATION


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

                             CHOLESTECH CORPORATION


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

                             CHOLESTECH CORPORATION


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

                             CHOLESTECH CORPORATION


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

        The Company's current products incorporate technologies which are the subject of patents issued to, and patent applications filed by, others. The Company has obtained licenses for certain of these technologies. The Company may in the future be required to obtain licenses for new products. There can be no assurance that the Company will be able to obtain licenses for technology patented by others on commercially reasonable terms, or at all, that it will be able to develop alternative approaches if unable to obtain licenses or that the Company's current and future licenses will be adequate for the operation of the Company's business. The failure to obtain such licenses or identify and implement alternative approaches could have a material adverse effect on the Company's business, financial condition and results of operations.

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

        HIGHLY COMPETITIVE INDUSTRY; RAPID TECHNOLOGICAL CHANGE. The markets for diagnostic screening and therapeutic monitoring in which the Company operates are intensely competitive. The Company's competition consists mainly of clinical and hospital laboratories, as well as manufacturers of bench top analyzers. In order to achieve market acceptance for the L-D-X System, the Company will be required to demonstrate that the L-D-X System is an attractive alternative to bench top analyzers as well as to clinical and hospital laboratories. This will require physicians to change their established means of having such tests performed. There can be no assurance that the L-D-X System will be able to compete with these other testing services and analyzers. In addition, companies having a significant presence in the market for therapeutic monitoring, such as Abbott Laboratories, Clinical Diagnostic Systems, a division of Johnson & Johnson and formerly a division of Eastman Kodak Company, and Roche Boehringer Mannheim, have developed or are developing analyzers designed for near-patient testing. These competitors have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than the Company. In addition, such competitors offer broader product lines than the Company, have greater name recognition than the Company, and offer discounts as a competitive tactic. In addition, several smaller companies are currently making or developing products that compete or will compete with those of the Company.

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

                             CHOLESTECH CORPORATION


        POSSIBLE FUTURE CAPITAL REQUIREMENTS; UNCERTAINTY OF ADDITIONAL FUNDING. The Company intends to expend substantial funds for capital expenditures related to expansion of its manufacturing capacity, research and development, including expansion of its product line and enhancement of its current products, expansion of sales and marketing activities and other working capital and general corporate purposes. Although the Company believes that the Company's cash, cash equivalents, marketable securities, cash flow anticipated to be generated by future operations, and available bank borrowings under an existing line of credit will be sufficient to meet its operating requirements for the foreseeable future, there can be no assurance that the Company will not require additional financing. For example, the Company may be required to expend greater than anticipated funds if unforeseen difficulties arise in expanding manufacturing capacity for existing cassettes or in the course of completing required additional development, obtaining necessary regulatory approvals, obtaining waived status under CLIA or introducing or scaling up manufacturing for new tests. The Company's future liquidity and capital requirements will depend upon numerous additional factors, including: the costs and timing of expansion of manufacturing capacity; the number and type of new tests the Company seeks to develop; the success of these development efforts; the costs and timing of expansion of sales and marketing activities; the extent to which the Company's existing and new products gain market acceptance; competing technological and market developments; the progress of commercialization efforts of the Company's distributors; the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights; developments related to regulatory and third party reimbursement matters and CLIA; and other factors. In the event that additional financing is needed, the Company may seek to raise additional funds through public or private financing, collaborative relationships or other arrangements. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its technologies, products or marketing territories. The failure of the Company to raise capital on acceptable terms when needed could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that such financing, if required, will be available on satisfactory terms, or at all. See "o Liquidity and Capital Resources."

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

                             CHOLESTECH CORPORATION


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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

                             CHOLESTECH CORPORATION


                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

        The Company is aware of a press release regarding a lawsuit purporting to be a class action suit and alleging violation of the federal securities laws was filed in the United States District Court for the Northern District of California against the Company and one of its officers. The Company has not been served with nor has it reviewed the complaint relating to the lawsuit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of the security holders during the thirteen weeks ended December 25, 1998.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


        (a)     Exhibits:

                10.17.5 Revolving Line of Credit Note effective November 30, 1998 by and between Wells Fargo Bank and the Registrant.

                27.1      Financial Data Schedule.

        (b) Reports on Form 8-K. No reports on Form 8-K were filed during the thirteen weeks ended December 25, 1998.

                             CHOLESTECH CORPORATION


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CHOLESTECH CORPORATION



Date   February 8, 1999             /s/    Warren E. Pinckert II
    ----------------------          --------------------------------------------
                                    Warren E. Pinckert II
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


                                    /s/    Andrea J. Tiller
                                    --------------------------------------------
                                    Andrea J. Tiller
                                    Vice President of Finance and Chief
                                     Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

(a) Exhibits:

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
10.17.5  Revolving Line of Credit Note effective November 30, 1998 by and between Wells Fargo Bank and the Registrant.
27.1     Financial Data Schedule.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the thirteen weeks ended December 25, 1998.