Form 10-K405
period 1999-03-26
CHOLESTECH CORPORATION
filed 1999-06-17
CIK 887227

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 26, 1999

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 26, 1999 as reported on the NASDAQ National Market, was approximately $17,960,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 26, 1999, registrant had outstanding 11,518,240 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     THE REGISTRANT HAS INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K PORTIONS OF ITS PROXY STATEMENT FOR THE 1999 ANNUAL MEETING OF SHAREHOLDERS TO BE HELD AUGUST 19, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

     This Annual Report on Form 10-K, including the information incorporated by reference herein, includes "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All of the statements contained in this Annual Report on Form 10-K, other than statements of historical fact, should be considered forward looking statements, including, but not limited to, those concerning the Company's strategies, objectives and plans for expansion of its operations, products and services, and growth in demand for the Cholestech L-D-X(R) System. There can be no assurance that these expectations will prove to have been correct. Certain important factors that could cause actual results to differ materially from the Company's expectations (the "Cautionary Statements") are disclosed in this Annual Report on Form 10-K, including, without limitation, in the section entitled "Factors Affecting Future Operating Results" in Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operation and this section. All subsequent written and oral forward looking statements by or attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such Cautionary Statements. Investors are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof and are not intended to give any assurance as to future results. The Company undertakes no obligation to publicly release any revisions to these forward looking statements to reflect events or reflect the occurrence of unanticipated events.

GENERAL

     The Company develops, manufactures and markets the Cholestech L-D-X(R) System (the "L-D-X System") which performs near-patient diagnostic testing to assist in assessing for risk of certain chronic diseases and to assist in the monitoring of therapy to treat those diseases. The L-D-X System is capable of measuring multiple analytes simultaneously with a single drop of whole blood, producing test results within five minutes. The Company currently markets the L-D-X System, including the L-D-X Analyzer and a variety of single use test cassettes, to the physician office laboratory (the "POL") market, the pharmacy market and the health promotion markets in the United States and internationally. The Company's current products measure and monitor blood cholesterol, related lipids and glucose and are used to perform preventive care testing of patients at risk of or suffering from cardiovascular disease or diabetes. In January 1996, the L-D-X Analyzer and the Company's total cholesterol ("TC"), high density lipoprotein ("HDL"), triglyceride and glucose tests were granted waived status under the Clinical Laboratory Improvement Amendments of 1988, as amended ("CLIA"), the first such waivers granted under CLIA's ease of use, accuracy and precision guidelines. These CLIA waivers allow health care providers to use the L-D-X System in preventive care settings without the additional operating costs and extensive regulatory requirements associated with CLIA compliance. The Company believes that the L-D-X System is the only simultaneous, multi-analyte testing device which is classified as waived under CLIA. Further, the Company believes that the waived status, technological flexibility, ease of use, accuracy, rapid results and low operating costs of the L-D-X System provide it with competitive advantages.

MARKET OVERVIEW

     In 1996, the diagnosis, treatment and monitoring of chronic diseases accounted for approximately $358 billion of health care expenditures in the United States. Chronic diseases are long lasting or frequently recurring illnesses that, due to their protracted and serious nature, are costly to treat and monitor. The most prevalent chronic diseases include, among others, cardiovascular disease, diabetes and osteoporosis (loss of bone mass). The American Heart Association estimates that more than 58 million people suffer from cardiovascular disease, the leading cause of death of adults in the United States, resulting in over one million deaths in 1995. High levels of cholesterol have been linked by conclusive evidence to cardiovascular disease, and National Cholesterol Education Program ("NCEP") data indicate that more than 50% of the adult population in the United States has high or borderline high cholesterol levels. Diabetes is estimated to afflict more than 16 million persons in the United States, over a third of whom have not been identified as being diabetic, and often results in a number of short term and long term complications such as nerve damage, kidney disease and retinal damage. Cardiovascular disease and renal failure are the most prevalent causes of death among diabetics. According to the National Osteoporosis Foundation, osteoporosis is a threat to over 28 million persons in the United States. The estimated annual cost of treating osteoporosis-related fractures in the United States is $14 billion.

     Pharmaceutical companies have focused considerable resources on developing drugs for the treatment of cardiovascular disease, diabetes, osteoporosis and other chronic diseases. While drug therapy is necessary for the overall treatment of chronic diseases, diagnostic screening, and proper monitoring of therapy are also important components of an effective program to manage chronic diseases. Widespread diagnostic screening for chronic diseases aids in the early identification of patients who would benefit from drug therapy. Effective administration of drug therapies often requires careful therapeutic monitoring of drug impact on body chemistry to ensure proper drug dosages, monitor improvement and reduce the risk of side effects. Moreover, ongoing compliance with drug therapy is necessary for effective treatment and reduces the risk to patients of adverse acute events. Studies show that noncompliance with drug therapy is a major health care problem that may be responsible for almost 10% of all hospital admissions, 23% of all nursing home admissions and the loss of 20 million work days each year.

     Traditionally, diagnostic screening and monitoring of therapy have been performed primarily in clinical and hospital laboratories. However, testing in these settings may limit the effectiveness of chronic disease management because reporting of test results is delayed, in many cases is inconvenient for the patient, and in some cases never occurs. Delayed test results postpone a physician's opportunity to consult with patients and administer proper therapy. Inconvenient testing sites and delayed reporting may result in failure to identify those who are at risk and may contribute to reduced compliance. Studies indicate that more than 50% of all patients prescribed medication for the treatment of a chronic disease discontinue the therapy. In addition, evidence suggests that improved access to diagnostic screening and monitoring of therapy could result in increased therapy compliance, improved patient outcomes and cost savings to the health care system.

     Recognizing the benefits of effective chronic disease management, health care providers and pharmaceutical companies are increasingly conducting preventive care testing by providing diagnostic screening and monitoring of therapy that yield rapid test results in settings closer to the patient. These settings include POLs, pharmacies and health promotion sites. POLs are operated by physicians or groups of physicians. Pharmacy sites, including independent and retail chain pharmacies, have begun positioning themselves to respond to the trend toward preventive care testing by shifting from a product oriented approach to a more patient focused approach, although Pharmacists face difficult reimbursement issues in some states with blocking state legislation. Health promotion sites include a variety of locations such as corporate wellness programs, fitness centers, health promotion service providers, community health centers, public health programs, the United States military and other independent screeners. In addition to improving patient care and outcomes, preventive care testing in these near-patient sites allows health care providers to capture testing revenue that previously flowed to clinical and hospital laboratories, as well as revenues from identifying patients who otherwise might not know they are at risk of a chronic disease.

                        PREVENTIVE CARE TESTING MARKETS

                                                  APPROXIMATE
                   MARKETS                      NUMBER OF SITES
                   -------                      ---------------
POL...........................................       96,000
Pharmacy......................................       53,000
Health Promotion..............................       84,000
                                                    -------
          Total...............................      233,000
                                                    =======

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

THE CHOLESTECH SOLUTION

     The L-D-X System overcomes both the technological and regulatory hurdles that the Company believes have inhibited the growth and broader acceptance of preventive care testing for effective management of chronic diseases. The L-D-X System is an easy to use, multi-analyte testing system consisting of a proprietary, telephone sized L-D-X Analyzer and a line of single use, credit card sized test cassettes. The L-D-X System enables health care providers to perform diagnostic screening and therapeutic monitoring on a single drop of whole blood within five minutes. The L-D-X System performs a variety of different tests, several of which can be run simultaneously with a single cassette. The Company's current cassette products are designed to measure and monitor blood cholesterol, related lipids and glucose for the treatment of cardiovascular disease and diabetes. The L-D-X System provides precise and accurate results comparable to results obtained from testing with larger, more complex bench top and laboratory based analyzers. Based on its precision, accuracy and ease of use, the L-D-X System was granted a CLIA waiver in 1996. In addition to these factors and its simultaneous multi-analyte testing capability, the L-D-X System provides the following benefits and advantages:

     - Improved Access to Testing. Ease of use and CLIA waived status allow the L-D-X System to be used economically in many preventive care settings that are more accessible to patients than clinical and hospital laboratories. The L-D-X System's rapid test results allow health care providers to determine the need for alternative or additional tests, diagnose diseases, counsel patients and begin treatment in a single visit. The Company believes that more convenient testing will increase the frequency of diagnostic testing and may lead to earlier identification of patients at risk of or suffering from chronic diseases.

     - Improved Therapy Compliance. Studies have shown that easier access to testing sites may improve drug, diet, and exercise therapy compliance. Used in preventive care settings, the L-D-X System makes therapeutic monitoring more convenient for patients. Also, the L-D-X System provides patients with feedback on therapy effectiveness within five minutes. The Company believes that both of these benefits contribute to increased patient compliance with drug therapy. The Company believes that the potential for increased drug sales from improved compliance represents a significant incentive for pharmaceutical companies to support the L-D-X System.

     - Benefits to Health Care Providers and Third Party Payors. Physicians, pharmacists and other health care providers who use the L-D-X System to perform preventive care testing may be able to capture revenue from these tests that otherwise would flow to clinical and hospital laboratories, as well as revenues from identifying patients who otherwise might not know they are at risk of chronic disease. The Company believes preventive care testing with the L-D-X System will also result in more economical provision of testing services than in traditional clinical or hospital laboratories and increase patient satisfaction. Additionally, the Company believes improved patient outcomes resulting from earlier diagnosis and improved drug compliance can reduce costs associated with the treatment of chronic diseases.

     - Multiple and Flexible Testing Capabilities. Effective management of chronic diseases often requires testing of multiple analytes. The CLIA waived L-D-X System performs multiple tests simultaneously, enabling more efficient testing required for chronic disease management. The modular and flexible architecture of the L-D-X System places much of the testing technology in the single use test cassettes and system software, which decreases the development costs and the time to market for new tests added to the L-D-X System. This architecture facilitates the Company's continued enhancement of the L-D-X System's multi-analyte testing capabilities.

STRATEGY

     The Company's objective is to become the leading provider of preventive care testing devices for the management of prevalent chronic diseases. The Company's strategy for achieving this objective includes the following principal elements:

     - Increase Market Penetration. The Company intends to further penetrate the POL, pharmacy and health promotion markets for diagnostic screening and therapeutic monitoring by increasing the installed base of L-D-X Analyzers. The Company has implemented marketing programs to increase awareness of the advantages of the L-D-X System among health care providers and third party Payors. In addition, the Company has entered into strategic relationships with major pharmaceutical companies to promote preventive care testing with the L-D-X System as critical components of chronic disease management.

     - Leverage Installed Base of L-D-X Analyzers. The Company intends to leverage its installed base of L-D-X Analyzers by increasing both the type and number of tests run on each L-D-X Analyzer. The Company is developing additional tests for the L-D-X Analyzer to offer health care providers a broader array of tests to better manage targeted chronic diseases. The Company is also implementing a marketing effort to place L-D-X Analyzers with health care providers that are potential high volume users of the Company's test cassettes.

     - Maintain Competitive Advantage. The Company plans to leverage its development experience and capabilities to maintain its competitive advantage by continuing to develop new tests and test types (e.g. immunoassay) that are compatible with the L-D-X Analyzer and are CLIA waived. The Company also plans to develop improvements to the L-D-X Analyzer and incorporate new technologies into the L-D-X System. In addition, the Company plans to leverage its operational know-how and increase manufacturing volume to achieve economies of scale, thereby maintaining the cost advantage of the L-D-X System.

     - Further Develop Strategic Relationships. The Company has established and intends to further develop strategic relationships to create new products and to improve penetration of its target markets. In particular, the Company intends to further its alliances with major pharmaceutical companies and other health care companies to position the L-D-X System as the preferred testing system for chronic disease management. For example, the Company is participating with Merck & Co., Inc. ("Merck"), and Parke, Davis & Company ("Parke-Davis") in programs to improve patient compliance with drug therapy through near-patient therapeutic monitoring.

     - Expand Distribution Relationships. The Company intends to augment its sales and marketing efforts by continuing to establish relationships with select third party distributors and major pharmacy chains to strategically access the POL, pharmacy and health promotion markets in the United States and internationally. The Company is currently pursuing additional domestic distribution agreements similar to its existing agreements with Physicians Sales & Service, Inc. ("PSS"), General Medical, Inc., a division of McKesson ("General Medical"), and McKesson.

     - Provide easier access to the Consumer. The Company intends to capitalize on its technological advantage of testing outside of the clinical or hospital laboratory by providing products and services that improve people's access to Chronic Disease risk assessment and management. The Company further intends to support its existing customers in the screening and monitoring markets by expanding the number of venues in which preventive care testing takes place, and intends to seek strategic alliances to broaden the adoption of preventive care testing.

     - Increase value of Preventive Care Testing to the Consumer and to the Healthcare Industry. The Company intends to further capitalize on its technological advantages by adding significant data management capabilities to the L-D-X System in the future.

PRODUCTS AND PRODUCTS UNDER DEVELOPMENT

     OVERVIEW OF THE L-D-X SYSTEM

     The L-D-X System is an easy to use, multi-analyte testing system consisting of a telephone sized analyzer, a variety of single use, credit card sized test cassettes, a printer and accessories. The L-D-X System enables health care providers to perform individual tests or combinations of tests with a single drop of whole blood within five minutes. No special training is required to operate the L-D-X System and the sample does not need to be pre-treated. To run a test, the health care provider pricks the patient's finger, transfers a drop of blood to the cassette's sample well, inserts the cassette into the L-D-X Analyzer's cassette drawer and presses the "run" button. All further steps are performed by the L-D-X System, which produces results comparable in precision and accuracy to results from larger, more expensive bench top and laboratory instruments that are not CLIA waived.

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

     The following table summarizes the Company's current products and products under development:

           PRODUCT                     TARGETED DISEASE STATE              REGULATORY STATUS(1)
           -------                     ----------------------              --------------------
INSTRUMENT
  L-D-X Analyzer                                 --                      FDA cleared; CLIA waived

CASSETTE PRODUCTS
  CURRENT
  TC                                   Cardiovascular disease            FDA cleared; CLIA waived
  TC and HDL                           Cardiovascular disease            FDA cleared; CLIA waived
  Lipid Profile (TC/HDL/               Cardiovascular disease            FDA cleared; CLIA waived
     calculated LDL/
     Triglycerides)
  TC and Glucose                  Cardiovascular disease; Diabetes       FDA cleared; CLIA waived
  TC/HDL/Glucose                  Cardiovascular disease; Diabetes       FDA cleared; CLIA waived
  Lipid Profile plus Glucose      Cardiovascular disease; Diabetes       FDA cleared; CLIA waived

UNDER DEVELOPMENT(2)
  BUN/Creatinine                          Kidney disorder              FDA cleared; not CLIA waived
  Alanine Aminotransferase                  Liver damage                Filed 510(k) with FDA, not
     (ALT)                                                                   applied for CLIA
  Bone Resorption                           Osteoporosis                   Not filed or applied

IN FEASIBILITY STUDIES(3)
  Glycated Hemoglobin                         Diabetes                     Not filed or applied
  Creatinine Kinase                    Cardiovascular disease              Not filed or applied

---------------

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

     The software calculates the numeric values of the test results and is contained in a removable ROM software pack mounted in an access well on the bottom of the L-D-X Analyzer. The Company will continue to upgrade the software as new products are developed, allowing health care providers to easily replace the existing ROM pack with a new ROM pack containing upgraded software. The Company has made available to existing users a new ROM pack containing its cardiac risk assessment software, as well as a new ROM pack reflecting certain changes required to receive the CLIA waiver. The L-D-X Analyzer, in combination with a printer, accessories and starter pack, constitutes an L-D-X System, and currently has a list price of $1,995.

     CASSETTE PRODUCTS

     The Company's line of single use test cassettes for the L-D-X System incorporates patented and licensed technology for distributing precisely measured plasma to multiple reaction pads for simultaneous testing. Each cassette consists of three parts: a main body that contains the sample well into which the blood sample is dispensed; a reaction bar where plasma is transferred for analysis; and a magnetic stripe encoded with test instructions and lot specific calibration information for the various chemistries on the reaction pads. Capillary action draws a drop of whole blood through a separation medium within the cassette, stopping the cellular components of the blood while transferring a small volume of plasma to the cassette's reaction pads. When the plasma contacts the reaction pads, the dry chemistry reacts with the analytes in the plasma, producing color. The intensity of color developed indicates the concentration of the analytes in the plasma. The magnetic stripe contains information needed by the L-D-X Analyzer to convert the reflected color reading into a concentration level for the accurate measurement of the analytes being tested. This automatic process frees the health care provider from having to interpret any color reaction, relate a reading to a separate chart or input calibration information. The Company's available test cassettes range in current list price from $3.95 to $10.95.

  Current Cassette Products

     The Company's current cassette products are designed to measure and monitor blood cholesterol, related lipids and glucose. Lipids travel in the blood within water-soluble particles called lipoproteins. These lipid carriers include very low-density lipoproteins ("VLDL"), LDL (low-density lipoproteins) and HDL (high-density lipoproteins). HDL particles circulate in the blood and can pick up cholesterol from arteries and carry it to the liver for elimination from the body. HDL is sometimes called "good cholesterol" because of this function. The development of cardiovascular disease has been associated with three lipoprotein abnormalities: (i) high levels of LDL; (ii) high levels of VLDL; and (iii) low levels of HDL. LDL, the major carrier of cholesterol, and VLDL, a major carrier of Triglycerides in the blood, has been shown to be associated with deposits of plaque on the arterial wall. High levels of Triglycerides can also lead to development of such plaque. Accumulation of this plaque leads to narrowing of arteries and increases the likelihood of cardiovascular disease.

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

     Diabetes is a complex disorder of carbohydrate, fat and protein metabolism. It is manifested by a relative or absolute deficiency of insulin, the hormone that facilitates and controls the use of glucose by the body. Insulin deficiency leads to an impaired tolerance to glucose, which leads to a number of short term and long term complications such as nerve damage, kidney disease and retinal damage. The most prevalent causes of death among diabetics are cardiovascular disease and renal failure. It is estimated that diabetes afflicts more than 16 million persons in the United States, over a third of whom have not been identified as being diabetic. Diagnostic screening for these patients who have asymptomatic diabetes is important because proper treatment will help minimize the long-term complications of the disease.

     TC. This stand-alone test for measuring total cholesterol was the Company's first test, developed in conjunction with NCEP guidelines issued in 1988. The TC test is used primarily at health promotion sites for diagnostic screening. Current NCEP screening guidelines recommends additional testing for HDL.

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

     Lipid Profile. The Company offers a lipid profile cassette, which directly measures TC, HDL and Triglycerides. In addition, the lipid profile cassette calculates estimated values for LDL and the ratio of TC to HDL. The lipid profile cassette thus performs multiple tests in the diagnostic screening and ongoing therapeutic monitoring of individuals who have high LDL levels or who exhibit two or more other cardiovascular disease risk factors. NCEP guidelines recommend that health care providers perform three lipid profiles, each one-week apart, prior to initiating lipid lowering drug therapy.

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

     BUN/Creatinine. The Company has developed a renal function panel (the "BUN/Creatinine panel") that includes tests for blood urea nitrogen ("BUN") and Creatinine primarily for the POL market. The Company believes that these tests are among the most commonly ordered whole blood tests in physician offices. The BUN/Creatinine panel is designed to assist physicians in managing the health of patients at risk of renal failure, including patients suffering from diabetes. BUN elevations occur in chronic renal disease, as well as in urinary tract obstruction. BUN is also useful in monitoring hemodialysis and other therapies. Creatinine is another measure of renal function and is usually tested for in combination with BUN. In addition, Creatinine is used as an indicator of renal blood flow, which may have become reduced due to congestive heart failure or dehydration. Low levels of Creatinine may also result from decreased hepatic function in advanced liver disease. The Company received 510(k) clearance to market the BUN/Creatinine panel in July 1997 but was denied clearance from the CDC for CLIA waived status in March, 1999.

     Alanine Aminotransferase ("ALT"). Patients undergoing certain drug therapies must be monitored for increases in certain enzymes that are associated with liver damage. The availability of an ALT test combined with the Company's lipid profile would allow health care providers to monitor, in the POL and pharmacies, both the impact of and potential adverse side effects on the liver from lipid lowering and diabetic therapies. The Company has determined the technological feasibility of combining on one cassette the ALT test with the lipid profile and is evaluating other potential uses of the test. The Company filed for 510(k) clearance to market ALT in May, 1999. The Company has not yet applied for CLIA-waived status.

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

STRATEGIC RELATIONSHIPS

     The Company has established and continually seeks to develop strategic relationships, which it believes will enhance the commercialization of its products. In particular, the Company intends to enter into additional alliances with major pharmaceutical and other companies that will enhance the Company's market positioning and its product offerings. The Company's current strategic relationships are described below.

  Merck and the American Pharmaceutical Association (the "APhA") ("Project ImPACT")

     In January 1996, the APhA announced Project ImPACT (Improve Persistence And Compliance to Therapy), a joint effort between the APhA, Merck and the Company. The goal of this project is to demonstrate the ability of pharmacists to improve patient outcomes by expanding the pharmacist's role in chronic disease management to include monitoring the therapeutic effectiveness of medications and providing counseling to patients. The Company and the APhA believe that utilizing pharmacists to provide such services may result in both direct and indirect cost savings to patients and third party Payors, as well as provide economic incentives for pharmacists. The Company supplied L-D-X Systems to monitor patients in this pharmacy based cholesterol management project. On September 14, 1998, the APhA released the preliminary results of Project ImPACT. During the course of the study, pharmacists at 29 community-based pharmacies across the country had monitored approximately 700 patients for a period of at least 18 months. In the September/October issue of the Journal of the American Pharmaceutical Association, the preliminary results indicated that 84 percent of patients continued their regimen of medication and 44 percent of those patients reached the National Cholesterol Education Program goals. This is compared to other studies where only 10 percent of patients reached their cholesterol goals.

     Preliminary results of Project ImPACT were also published by the APhA in a December 1997 newsletter. The newsletter contained preliminary comments from the 29 participating pharmacists and highlighted the project's effects on therapy compliance. Prior research shows that 50% of patients drop out of lipid lowering drug programs within the first year of treatment. The Company believes that the potential for increased drug sales from improved compliance represents a substantial incentive for pharmaceutical companies to support the L-D-X System and preventive care testing capabilities. The Company anticipates that final results of project imPACT will be announced in February, 2000.

     In addition to its participation in Project ImPACT, the Company has a nonexclusive agreement with Merck to place L-D-X Systems in pharmacies selected by Merck. There are no minimum purchase requirements under this agreement, which expires in December 1999.

  Parke-Davis

     The Company is, or has been, collaborating on three projects with Parke-Davis, a major pharmaceutical manufacturer.

     Phase IV Clinical Trials: Cholestech supplied approximately 1,000 L-D-X Systems, together with sufficient Lipid Profile Cassettes and accessories, to conduct a Phase IV Clinical Trial in support of Parke-Davis' lipid lowering drug "Lipitor" in June and August of 1998.

     Professional Golf Association ("PGA") Tour Screenings. Parke-Davis, Cambridge Health Partners and the Lipid Nurse Taskforce collaborated to provide free diagnostic screening using the L-D-X System and promote cholesterol awareness at 10 PGA tour events in 1998.

     "Cholesterol Low Down" Mobile Screening Unit. Parke-Davis and HealthNet Inc. are collaborating to provide free diagnostic screening using the L-D-X System for 100 days in 1999. This program is intended to promote cholesterol awareness throughout the United States courtesy of the LIPITOR (atorvastatin calcium) Mobile Screening Unit, reaching approximately 60,000 Americans in 1999.

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

SALES AND MARKETING

     The Company's sales and marketing strategy is to increase penetration into the POL, pharmacy and health promotion markets for preventive care testing and leverage its installed base of L-D-X Analyzers through increased cassette utilization. The Company plans to dedicate a significant portion of its sales and marketing efforts to educate current and potential owners of L-D-X Systems about the clinical and economic benefits of near-patient diagnostic screening and therapeutic monitoring with the L-D-X System and about new test cassettes as they become available for distribution. The sales and marketing efforts of the Company are conducted by teams focused on each of the major markets for the Company's products, including POLs, pharmacies and health promotion sites, as well as on the international market. Each team consists of a market manager, a national sales lead, regional sales managers and technical support representatives. The Company also plans to continue to cultivate strategic relationships with development partners, pharmaceutical companies and distributors. The Company intends to leverage the technology, customer bases, marketing power and distribution networks of these partners to accelerate market penetration and cassette usage.

     POL. The POL market consists of approximately 96,000 sites registered with the Health Care Finance Administration (the "HCFA"), approximately 35,000 of which are registered to perform only CLIA waived tests. The Company has entered into nonexclusive distribution agreements with two national medical products distributors, Physician Sales and Services, Inc. and General Medical (currently a division of McKesson Corporation), which together have more than 1,300 sales professionals who focus on the POL market. The Company has additionally expanded the number of distributors of the L-D-X System targeting this market through the retention of 30 regional distributors. The Company and its distributors are focusing their sales and marketing efforts on physicians whose practices include a high incidence of the chronic diseases targeted by the Company's test cassettes, including cardiologists, lipid clinicians, internists and family practitioners. The Company intends to evaluate this strategy periodically as it gains more experience in the POL market and introduces new products.

     Pharmacy. The retail pharmacy market consists of approximately 53,000 pharmacies. The Company has recently launched marketing efforts in the pharmacy market to educate pharmacists about the clinical and economic benefits of in-pharmacy testing. The Company believes that its success in the pharmacy market will be dependent in large part upon the development of therapeutic monitoring programs implemented in conjunction with physicians and third party Payors. The Company believes that pharmacists can effectively perform diagnostic screening and therapeutic monitoring on a cost effective basis using the L-D-X System. Pharmacists will provide patients with immediate counseling, including a cardiac risk assessment profile, and encourage patients to discuss the results with their physicians. Preliminary data from Project ImPACT suggest the potential benefits of pharmacists assessing the effectiveness of and patient compliance with drug therapy for chronic diseases. The Company and Bergen Brunswig Drug Company have terminated their non-exclusive distribution agreement to market the Company's product to pharmacists. In an effort to further penetrate the pharmacy market, the Company is maintaining its nonexclusive distribution agreement with McKesson Corporation , a national medical products distributor, to distribute its products to the pharmacy market, although penetration of this market to date has occurred more slowly than the Company anticipated. Additionally, the 15 regional distributors who have traditionally carried the Company's products in the Health Promotion market have begun to distribute to regional pharmacies in the United States.

     Health Promotion. The health promotion market includes corporate wellness programs, fitness centers, health promotion service providers, community health centers, public health programs, the military and other independent screeners. In 1997, the Company entered into an agreement with a service provider to offer consumer testing of individual cholesterol levels using the L-D-X System at selected Wal-Mart stores across the country and has ongoing relationships with 15 regional distributors who provide equipment and supplies to customers that conduct diagnostic screening for abnormal cholesterol and related lipid levels and diabetes. Additionally, through its agreements with regional distributors and screening organizations, the Company provides the L-D-X System for use in diagnostic screening for employees of Exxon Corporation, General Motors Corporation, Ford Motor Company and Sears, Roebuck and Co. The Company intends to increase the number of regional distributors and corporate relationships in the health promotion market.

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

     Companies having a significant presence in the markets for therapeutic monitoring, such as Abbott Laboratories, Bayer, Clinical Diagnostic Systems, a division of Johnson & Johnson and formerly a division of Eastman Kodak Company, and Boehringer Mannheim GmbH, a subsidiary of Roche Holdings Ltd. ("Boehringer Mannheim"), have developed or are developing analyzers designed for preventive care testing. These competitors have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than the Company. In addition, such competitors offer broader product lines than the Company, have greater name recognition than the Company and offer discounts as a competitive tactic. In addition, several smaller companies are currently making or developing products that compete or will compete with those of the Company. The Company believes that it currently has a competitive advantage due to the status of the L-D-X System as the only CLIA waived system capable of performing multiple tests simultaneously on a single instrument. The Company expects that its competitors will compete actively to maintain and increase market share and will seek to develop multi-analyte tests that qualify for CLIA waiver. There can be no assurance that the Company's competitors will not succeed in obtaining CLIA waived status for their products or in developing or marketing technologies or products that are more effective and commercially attractive than the Company's current or future products, or that would render the Company's technology or products obsolete or noncompetitive.

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

MANUFACTURING

     The Company manufactures, tests, performs quality assurance on, and packages and ships its products from its approximately 49,000 square foot facilities located in Hayward, California. The Company maintains control of those portions of the manufacturing process that it believes are complex and provide an important competitive advantage.

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

  Cassettes

     The Company purchases chemicals, membranes and other raw materials from third party suppliers and converts these raw materials, using proprietary processes, into single use test cassettes. The Company believes its proprietary processes and custom designed equipment are important components of its cassette manufacturing operations. The Company has developed core-manufacturing technologies, processes and production machinery, including: (i) membrane lamination and welding; (ii) discrete membrane impregnation; (iii) on-line calibration; and (iv) software control of the manufacturing process. The Company has two fully operational cassette manufacturing lines. The Company is currently planning and building a third manufacturing line that the Company anticipates will become operational in terms of its individual subsystems in fiscal 2000, with full implementation and validation of the entire system in early fiscal 2001. In the event that cassette sales volume significantly increases, the Company may require the added capacity of the third line prior to its scheduled operational date. The Company plans for the third manufacturing line to be modular and implemented in phases so that portions of it could feed the existing two lines before it is fully implemented. In addition, the Company may design and install a manufacturing line to commercially produce immunoassay cassettes as its bone resorption product completes development and becomes commercially available. There can be no assurance that such expansion of cassette manufacturing capacity can be completed in a timely fashion, if ever, and the failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations.

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

  Raw Materials; Quality Assurance

     Outside vendors provide the Company with the subassemblies, components and raw materials necessary for the manufacture of the Company's products. These subassemblies, components and raw materials are inspected and tested by the Company's quality control personnel. The Company's quality control personnel also perform finished goods quality control and inspection and maintain documentation for compliance with Quality Systems Regulations ("QSR;" the successor regulations to current Good Manufacturing Practice ("cGMP") Regulations) and other government manufacturing regulations. The Company's manufacturing facilities are subject to periodic inspection by regulatory authorities. Certain key components and raw materials used in the manufacturing of the Company's products are currently provided by single source vendors and on a purchase order basis. The Company believes that it maintains adequate levels of such components and materials in inventory. However, there can be no guarantee that alternate sources for these materials exist or may be developed in the event that they become necessary. Any interruption of the supply of or any impurity or variation in the quality of such inputs would have a material adverse effect on the Company's business, financial condition and results of operations once the inventory is depleted and until a new source of supply were qualified. See "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Factors Affecting Future Operating Results -- Dependence on Suppliers" and "-- Government Regulation."

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

     The Company's current products incorporate technologies which are the subject of patents issued to, and patent applications filed by, others. The Company has obtained licenses for certain of these technologies and might be required to obtain licenses for others. For example, the Company is aware that Roche Holdings Ltd. ("Roche") holds an issued European patent relating to the measurement of HDL. Some distributors of the L-D-X System in Europe have received notification from Roche claiming that Cholestech's HDL product infringes upon Roche's European patent. Roche has requested that these distributors cease selling the L-D-X System. The Company is investigating Roche's claims in order to ascertain the significance of the allegations and to determine an appropriate course of action. There can be no assurance that the Company will be able to obtain licenses for technology patented by others on commercially reasonable terms, or at all, that it will be able to develop alternative approaches if unable to obtain licenses or that the Company's current and future licenses will be adequate for the operation of the Company's business. The failure to obtain such licenses or identify and implement alternative approaches could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The FDC Act regulates the Company's quality control and manufacturing procedures by requiring the Company and its contract manufacturers to demonstrate compliance with QSR. The FDA monitors compliance with these requirements by requiring manufacturers to register with the FDA, which subjects them to periodic inspections. The State of California also regulates and inspects the Company's manufacturing facilities. The Company has been inspected twice by the State of California to date and is manufacturing under an issued medical device manufacturer's facility license from the State of California. If any violations of the Company's applicable regulations are noted during an FDA, European Notified Body or State of California inspection of the Company's manufacturing facilities or the manufacturing facilities of its contract manufacturers, the continued marketing of the Company's products could be materially adversely affected.

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

     The Company and its products are also subject to a variety of state and local laws and regulations in those states or localities where its products are or will be marketed. Any applicable state or local laws or regulations may hinder the Company's ability to market its products in those states or localities. For example, 8 states have regulations that impose requirements on pharmacies and/or pharmacists that perform clinical testing; four of which states have regulations that prohibit certain pharmacy based testing. The Company is also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. There can be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations now or in the future or that such laws or regulations will not have a material adverse effect upon the Company.

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

     Prior to January 1996, the L-D-X System, including the Company's current cassettes, was categorized under CLIA as moderately complex. In January 1996, the L-D-X System and the TC, HDL, Triglycerides and glucose tests in any combination were reclassified as waived under CLIA. CLIA waiver allows health care providers to use the L-D-X System at a lower cost. Under the waived classification, users of the L-D-X System are only required to obtain a certificate of waiver from HCFA and pay a $150 fee, and are not required to comply with the CLIA requirements otherwise applicable to individual diagnostic tests. This certificate must be renewed every two years. The Company provides United States purchasers of its products with the documentation, systems and support necessary to comply with CLIA. In order to successfully commercialize tests that are currently under development, the Company believes that it will be critical to obtain waived classification for such tests under CLIA. There can be no assurance that any new tests developed by the Company will qualify for waived classification. Any failure of the new tests to obtain waived status under CLIA will adversely impact the Company's ability to commercialize such tests, which could have a material adverse effect on the Company's business, financial condition and results of operations. If the Company does not receive CLIA waiver for any of its products in development, the Company may choose to market such products in the United States as moderately complex products and/or market such products outside of the United States. These decisions will be made on a product-by-product basis. In addition, there can be no assurance that any future amendment of CLIA or the promulgation of additional regulations impacting laboratory testing will not have an adverse effect on the Company's ability to market the L-D-X System. If CLIA regulations were modified in a manner that reduced regulatory requirements and burdens faced by competitive products, certain competitive advantages of the L-D-X System's waived status could be reduced or eliminated. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Operating Results -- Government Regulation."

THIRD PARTY REIMBURSEMENT

     In the United States, health care providers, such as hospitals and physicians, that purchase products such as the L-D-X System and single use test cassettes, generally rely on third party Payors, including private health insurance plans, federal Medicare, state Medicaid and managed care organizations, to reimburse all or part of the cost of the procedure in which the product is being used. The Company's ability to commercialize its products successfully in the United States will depend in part on the extent to which reimbursement for the costs of tests performed with the L-D-X System and related treatment will be available from government health authorities, private health insurers and other third party Payors. Third party Payors can affect the pricing or the relative attractiveness of the Company's products by regulating the maximum amount of reimbursement provided by such Payors for testing services. Reimbursement is currently not available for certain uses of the Company's products in particular circumstances. Tests performed in the health promotion market are generally not subject to reimbursement. Pharmacists also face blocking state legislation in a number of states which precludes them from accessing federally available reimbursement codes and practices. Third party Payors are increasingly scrutinizing and challenging the prices charged for medical products and services. Decreases in reimbursement amounts for tests performed using the Company's products may decrease amounts physicians and other practitioners are able to charge patients, which in turn may adversely affect the Company's ability to sell its products on a profitable basis. In addition, certain health care providers are moving toward a managed care system in which such providers contract to provide comprehensive health care for a fixed cost per patient. Managed care providers are attempting to control the cost of health care by authorizing fewer elective procedures, such as the screening of blood for chronic diseases. The Company is unable to predict what changes will be made in the reimbursement methods utilized by third party Payors. Inability of healthcare providers to obtain reimbursement from third party Payors, or changes in third party Payors' policies toward reimbursement of tests employing the Company's products, could have a material adverse effect on the Company's business, financial condition and results of operations. Given the efforts to control and reduce health care costs in the United States in recent years, there can be no assurance that currently available levels of reimbursement will continue to be available in the future for the Company's existing products or products under development.

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

EMPLOYEES

     As of March 26, 1999, the Company employed 137 full-time, permanent employees. There were 45 employees in sales, marketing and administration, 75 employees in manufacturing and 17 employees devoted to research and development. The Company seeks to attract and retain skilled and experienced employees with directly relevant experience in the fields of interest, although there can be no assurance that it will continue to do so in the future. The loss of key personnel or the inability to hire or retain qualified personnel could have a material adverse effect on the Company's business, financial condition and results of operations. None of the employees is covered by a collective bargaining agreement, and management considers relations with employees to be excellent.

EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth certain information concerning the executive officers of the Company as of March 26, 1999:

                  NAME                     AGE                     POSITION
                  ----                     ---                     --------
Warren E. Pinckert II....................  55    President, Chief Executive Officer and
                                                 Director
Andrea J. Tiller.........................  41    Vice President of Finance, Chief Financial
                                                 Officer, Treasurer and Secretary
Robert J. Dominici.......................  55    Executive Vice President of Sales and
                                                 Marketing
Steven L. Barbato........................  49    Vice President of Operations

     Warren E. Pinckert II has served as President, Chief Executive Officer, and a Director of the Company since June 1993. Mr. Pinckert served as Executive Vice President of Operations of the Company from 1991 to June 1993, and as Chief Financial Officer and Vice President of Business Development of the Company from 1989 to June 1993. Mr. Pinckert also served as Secretary of the Company from 1989 to January 1997. Prior to joining the Company, Mr. Pinckert was Chief Financial Officer of Sunrise Medical Inc., an international durable medical products manufacturer, from 1983 to 1989. Mr. Pinckert also serves on the Board of Directors of PacifiCare Health Systems, Inc., a managed care organization. Mr. Pinckert earned a B.S. in Accounting and a M.B.A. from the University of Southern California and is a certified public accountant.

     Andrea J. Tiller has served as Vice President of Finance, Chief Financial Officer and Treasurer since joining the Company in November 1996. Ms. Tiller has also served as Secretary of the Company since January 1997. From 1994 to 1995, Ms. Tiller was Director of Corporate Planning at Target Therapeutics, a medical device manufacturer and currently a division of Boston Scientific Corporation. From 1991 to 1994 Ms. Tiller was employed as Business Planning Manager of SynOptics Communications, Inc., a computer networking company now known as Nortel Networks Inc. Prior to joining SynOptics Communications, Inc., Ms. Tiller served as Senior Marketing Research Specialist at E. I. Du Pont de Nemours and Company and has twice owned and operated consulting practices in the areas of business strategy and development. Ms. Tiller also serves on the Board of Directors of Aspect Technology Corporation, an Israeli-based internet software development firm. Ms. Tiller earned a B.A. in Economics from Stanford University and a M.B.A. from the San Francisco State University Graduate School of Business.

     Robert J. Dominici has served as Executive Vice President of Marketing and Sales since joining the Company in August 1998. From January of 1997 to May 1998 Mr. Dominici served as Senior Vice President, Corporate Accounts and General Manager for Boehringer Mannheim Corporation, a healthcare diagnostic products company currently operating as Roche Boehringer Mannheim. Prior to his position as Senior Vice President, Corporate Accounts, Mr. Dominici held numerous other positions with Boehringer Mannheim Corporation from 1988 to 1996, including:
President of the Laboratory System division from 1995 to 1996, President and Chief Executive Officer of Microgenics Corporation, a wholly owned subsidiary from 1992 to 1995, and President of the Diagnostic Laboratory System division from 1988 to 1991. Mr. Dominici earned a B.S. in Biology and Chemistry from Otterhein College.

     Steven L. Barbato has served as Vice President of Operations of the Company since September 1997. Prior to that Mr. Barbato served as Vice President of Manufacturing of the Company from 1992. From 1990 to 1992, Mr. Barbato served as Vice President of Operations of the Pandex Division of Baxter Diagnostics, Inc. ("Baxter Diagnostics"), a biotechnical instrument and reagent development division and served in other capacities at Baxter Diagnostics from January 1992 to May 1992. From 1989 to 1990, Mr. Barbato served as Director of Manufacturing for the Paramax Chemistry Division of Baxter Diagnostics, a division manufacturing automated whole blood analyzers. From 1987 to 1989, Mr. Barbato was employed as Manager of Manufacturing by the Paramax Chemistry Division of Baxter Diagnostics. Mr. Barbato earned a B.S. in Chemical Engineering from Northeastern University and an M.B.A. from Xavier University.

ITEM 2. PROPERTIES

     The Company leases 49,000 square feet in Hayward, California. The Company's facilities contain approximately 8,000 square feet of laboratory space and 10,000 square feet of manufacturing space with the balance devoted to marketing and administrative and common areas. The Company's lease on the facility expires in the year 2000 with an option to renew the lease for three years at 90% of the then current market rate. The Company believes that this facility is adequate to meet its requirements through the expiration of its lease.

ITEM 3. LEGAL PROCEEDINGS

     On February 5, 1999, a complaint entitled Ree v. Pinckert, et al., No. C99-0562 (MMC) was filed in the United States District Court for the Northern District of California. The Action is a putative class action and the complaint alleges that Cholestech and an officer, Mr. Pinckert, violated the federal securities laws by misleading investors during the time period of July 30, 1997 - June 26, 1998 concerning the Company's business and its future prospects. The complaint does not specify alleged damages. The Company intends to defend the case vigorously. Although the Company does not believe that the defendants in the class action engaged in any wrongdoing, there can be no assurance that the lawsuit will be resolved in the Company's favor. The action is in its preliminary stages and a trial date has not been set.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year through solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is quoted on the NASDAQ National Market under the symbol "CTEC." On March 26, 1999, the last reported sale price for the Company's Common Stock on the NASDAQ National Market was $2.00 per share. The following table sets forth the quarterly high and low trading prices for the Company's Common Stock.

                                                      HIGH      LOW
                                                     ------    ------
FISCAL YEAR 1998
  First Quarter....................................  $ 6.25    $ 4.75
  Second Quarter...................................   12.25      5.63
  Third Quarter....................................   15.38      9.00
  Fourth Quarter...................................   16.13     10.75

FISCAL YEAR 1999
  First Quarter....................................  $17.88    $ 6.00
  Second Quarter...................................    8.88      4.00
  Third Quarter....................................    5.63      2.78
  Fourth Quarter...................................    4.94      1.88

     On March 26, 1999, the closing price of Cholestech Common Stock as reported on the NASDAQ National Market was $2.00. As of March 26, 1999, there were approximately 260 holders of record of the Company's Common Stock.

                                DIVIDEND POLICY

     The Company has never declared or paid cash dividends on its capital stock. The Company currently expects to retain future earnings, if any, to finance the growth and development of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the Company's Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K and the exhibits hereto. The statement of operations data set forth below for the fiscal years ended March 31, 1997, 1998 and 1999 and the balance sheet data as of March 31, 1998 and 1999 are derived from financial statements of the Company that have been audited by PricewaterhouseCoopers LLP, independent accountants, and are included elsewhere in this Annual Report on Form 10-K and the exhibits hereto.

                                                         YEAR ENDED MARCH 31,(1)
                                           ---------------------------------------------------
                                            1999       1998       1997       1996       1995
                                           -------    -------    -------    -------    -------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Revenues...............................  $22,032    $21,664    $12,861    $ 6,873    $ 4,038
  Cost of products sold..................   10,252     10,513      6,957      4,481      4,035
                                           -------    -------    -------    -------    -------
  Gross profit...........................   11,780     11,151      5,904      2,392          3
                                           -------    -------    -------    -------    -------
  Operating expenses:
     Sales and marketing.................    6,606      5,380      4,108      3,305      2,870
     Research and development............    2,703      2,224      1,341        731        757
     General and administrative..........    2,381      2,087      1,537      1,246      1,663
     Other operating expense.............      826         --         --         --         --
                                           -------    -------    -------    -------    -------
          Total operating expenses.......   12,516      9,691      6,986      5,282      5,290
                                           -------    -------    -------    -------    -------
  Income (loss) from operations..........     (736)     1,460     (1,082)    (2,890)    (5,287)
  Interest and other income, net.........      663        569        273        144        243
                                           -------    -------    -------    -------    -------
  Income (loss) before taxes.............      (73)     2,029       (809)    (2,746)    (5,044)
  Provision for income taxes.............       --         41         --         --         --
                                           -------    -------    -------    -------    -------
  Net income (loss)......................  $   (73)   $ 1,988    $  (809)   $(2,746)   $(5,044)
                                           =======    =======    =======    =======    =======
  Net income (loss) per share:
     Basic...............................  $ (0.01)   $  0.18    $ (0.08)   $ (0.34)   $ (0.63)
                                           =======    =======    =======    =======    =======
     Diluted.............................  $ (0.01)   $  0.17    $ (0.08)   $ (0.34)   $ (0.63)
                                           =======    =======    =======    =======    =======
  Shares used to compute net income
     (loss) per share(2):
     Basic...............................   11,484     11,289     10,382      8,042      7,954
                                           =======    =======    =======    =======    =======
     Diluted.............................   11,484     11,905     10,382      8,042      7,954
                                           =======    =======    =======    =======    =======

                                                                   MARCH 27,
                                              ----------------------------------------------------
                                                1999       1998       1997       1996       1995
                                              --------   --------   --------   --------   --------
                                                                 (IN THOUSANDS)
BALANCE SHEET DATA:
  Cash, cash equivalents and marketable
     securities.............................  $ 11,427   $ 14,751   $ 14,009   $  4,111   $  5,230
  Working capital...........................    13,342     17,662     16,124      4,442      5,929
  Total assets..............................    24,283     25,788     21,087      9,645     10,041
  Long term obligations.....................        --         --         --        810         44
  Accumulated deficit.......................   (48,556)   (48,483)   (50,471)   (49,662)   (46,916)
  Shareholders' equity......................    21,769     21,446     18,703      5,982      8,513

---------------
(1) The Company's fiscal year is a 52-53 week period ending on the last Friday in March. All fiscal years referenced in this Annual Report on Form 10-K consisted of 52 weeks, except fiscal 1995, which consisted of 53 weeks. For convenience, the Company has indicated in this Annual Report on Form 10-K that its fiscal year ends on March 31 and refers to the fiscal years ending March 26, 1999, March 27,

    1998, March 28, 1997, March 29, 1996, and March 30, 1995 as fiscal 1999,
    1998, 1997, 1996, and 1995 respectively.

(2) See Note 1 of Notes to financial Statements for an explanation of shares used to compute net income (loss) per share.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors discussed below, including under "General" and "Factors Affecting Future Operating Results." These forward looking statements include, but are not limited to, the statement under "General" regarding the Company's expectation of incurring negative cash flows, the statement under "Revenues" regarding the Company's expectation that international revenues fluctuate from period to period, the statement under "Sales and Marketing" regarding the Company's expectation that sales and marketing expenses will increase, the statement under "Research and Development" regarding the development of new test cassettes and the Company's anticipation that research and development expenditures will increase, and the statements in "Factors Affecting Future Operating Results."

GENERAL

     The Company develops, manufactures and markets the Cholestech L-D-X System which performs near-patient diagnostic screening and therapeutic monitoring for the management of prevalent chronic diseases (preventive care testing). The L-D-X System is capable of measuring multiple analytes simultaneously with a single drop of whole blood within five minutes. The Company currently markets the L-D-X System, including the L-D-X Analyzer and a variety of single use test cassettes, to the physician office laboratory (POL), pharmacy and health promotion markets, in the United States and internationally. Despite recording net income in fiscal 1998, the Company has experienced significant operating losses prior to fiscal 1998, experienced a loss in fiscal 1999, and, as of March 26, 1999, had an accumulated deficit of $48.6 million. The L-D-X System, including the L-D-X Analyzer (the Company's only product platform) and single use test cassettes, will continue to account for substantially all of the Company's revenues for the foreseeable future.

     In order for the Company to increase revenues, return to profitability and positive cash flows from operations, the L-D-X System must continue to gain market acceptance among health care providers, particularly in POLs and pharmacies, to which the Company has made only limited sales to date. While the Company has experienced moderate success in marketing its preventive care testing technology in the health promotion and POL markets, sales to date to pharmacists have been minimal. The Company attributes this to lack of awareness within the pharmacy market of its product, insufficient education among pharmacists regarding the economic benefits of preventive care testing, and a lack of reimbursement for pharmacy testing. Two of three national distributors contracted by the Company to sell product into the pharmacy segment have discontinued actively carrying the Company's product line as of April, 1998 and May, 1999, respectively.

     The Company is developing certain additional tests designed to extend the capabilities of the L-D-X System. The Company believes that its future growth will depend, in part, upon its ability to complete development of and successfully introduce these new tests. The Company may incur negative cash flows from operations as it expands manufacturing capacity for existing and new test cassettes, increases product research and development efforts for new test cassettes, and expands sales and marketing activities and pursues regulatory clearances and approvals. The development and commercialization of new tests will require additional development, sales and marketing, manufacturing and other expenditures. The required level and timing of such expenditures will have an impact on the Company's ability to return to profitability and achieve positive cash flows from operations. The Company expects its product mix to change from time to time, and these changes will affect the Company's revenues and operating results. For example, the Company has recently entered the POL and pharmacy markets. In its limited experience, the Company generally has found that these markets use a higher proportion of lipid profile cassettes for therapeutic monitoring purposes, which test cassettes typically have higher selling prices and associated gross margins than the Company's other tests. However, the Company has also experienced a relatively lower rate of testing per day in these markets than in the health promotion market.

RESULTS OF OPERATIONS

  Fiscal 1999 and Fiscal 1998

     Revenues. The Company's revenues increased 1.7% to $22.0 million in fiscal 1999 from $21.7 million in fiscal 1998. The increase in revenues reflected increased unit sales of single use test cassettes across all market segments and total product sales increases in the physician office laboratory and international markets. Total product sales decreased year to year in the health promotion and pharmacy segments of the market.

     International revenues represented 9.7% and 14.2% of revenues in fiscal 1999 and fiscal 1998, respectively. The Company expects that the dollar amount and proportion of international revenues will continue to fluctuate from period to period.

     Cost of Products Sold. Cost of products sold includes direct labor, direct material, overhead and royalties. Cost of products sold decreased 2.5% to $10.3 million in fiscal 1999 from $10.5 million in fiscal 1998, primarily as a result of increased unit sales of single use test cassettes. Gross margin was 53.5% and 51.5% in fiscal 1999 and 1998, respectively. The improvement in gross margin was primarily attributable to increased volume of single use test cassettes manufactured and sold without corresponding percentage increases in manufacturing costs, improving the absorption of manufacturing overhead and reducing unit costs.

     The Company has licensed certain technology used in the manufacturing of certain of its products. A related agreement, which expires in 2006, requires the Company to pay a royalty of 2.0% on net sales of the applicable products. Total royalty expense in fiscal 1999 and 1998 was $379,000 and $562,000, respectively, and such amounts were charged to cost of products sold.

     Sales and Marketing. Sales and marketing expense includes salaries, commissions, bonuses, expenses for outside services related to marketing programs and travel expenses. Sales and marketing expense increased 22.8% to $6.6 million in fiscal 1999 from $5.4 million in fiscal 1998. Sales and marketing expense increased to 30.0% of revenues in fiscal 1999 from 24.8% in fiscal 1998, primarily due to the addition of field sales and marketing personnel and related expenses, continued expansion of the Company's domestic sales and marketing programs, increased marketing and distribution expenses related to greater penetration of the POL market and extended launch costs in the pharmacy market. The Company anticipates that the dollar amount of sales and marketing expense will increase in future periods as the Company continues to expand sales and marketing activities, particularly in the POL and pharmacy markets.

     Research and Development. Research and development expense includes salaries, bonuses, expenses for outside services, supplies and amortization of capital equipment. Research and development expense increased 21.5% to $2.7 million in fiscal 1999 from $2.2 million in fiscal 1998. This increase was primarily attributable to continued development of new single use test cassettes and a related increase in headcount. Research and development expense as a percentage of revenues increased to 12.3% in fiscal 1999 compared to 10.3% in fiscal 1998. The Company is currently developing additional tests for diagnostic screening and therapeutic monitoring of osteoporosis, liver damage, cardiovascular disease and diabetes. These new tests are in various stages of development, and the Company will be required to undertake time consuming and costly development activities and seek regulatory approval for these new tests before such tests can be marketed. The Company believes that revenue growth, if any, and future operating results will depend, in part, upon completing development of and successfully introducing these tests. The Company currently anticipates that the dollar amount of research and development expense may increase in future periods as costs associated with product development and manufacturing scale up efforts for new cassettes are incurred.

     General and Administrative. General and administrative expense includes compensation, benefits, as well as expenses for outside professional services. General and administrative expense increased 14.1% to $2.4 million in fiscal 1999 from $2.1 million in fiscal 1998. This increase resulted primarily from the use of professional outside services, including legal services and information services and support. General and administrative expenses increased to 10.8% of revenues in fiscal 1999 from 9.6% in fiscal 1998.

     Other Operating Expense. In fiscal 1999 the Company recorded other operating expenses of $826,000. These expenses included fees relating to the Company's withdrawn public stock offering, settlement of litigation with a former employee, expenses associated with the Company's reduction in force, and legal expenses incurred to defend the Company in a filed class-action litigation. There were no other operating expenses incurred in fiscal 1998.

     Interest and Other Income, Net. Interest income reflects income from the investment of cash balances and marketable securities net of expenses relating to those investments. Interest income rose 16.5% to $663,000 in fiscal 1999 from $569,000 in fiscal 1998. This increase was primarily the result of realized gains on marketable securities in fiscal 1999.

     Income Taxes. The Company has significant net operating loss carryforwards ("NOLs") and tax credit carryforwards. The $41,000 provision for income taxes in fiscal 1998 represented the estimated federal and state alternative minimum taxes payable, reduced for the utilization of NOLs and tax credit carryforwards. Management expects to utilize NOL and other tax carryforward amounts to the extent income is earned in fiscal 2000 and beyond. Therefore, the Company's effective tax rate should continue to be substantially less than the applicable statutory rates. As of March 26, 1999, the Company had NOL carryforwards available to reduce future taxable income for federal and state income tax purposes of $43.3 million and $12.2 million, respectively. Additionally, the Company had research and development credit carryforwards available to reduce income taxes for federal and state income tax purposes of $1.8 million and $651,000, respectively. The Company has historically experienced significant operating losses and operates in an industry subject to rapid technological changes. Therefore, management believes there is sufficient uncertainty regarding the Company's ability to generate future taxable income and utilize these NOL and tax credit carryforwards such that a full valuation allowance for deferred tax assets was required at March 26, 1999.

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

FISCAL 1998 AND FISCAL 1997

     Revenues. The Company's revenues increased 68.4% to $21.7 million in fiscal 1998 from $12.9 million in fiscal 1997. The increase in revenues reflected increased unit sales of single use test cassettes and L-D-X Analyzers to health care providers in the POL, pharmacy, and health promotion markets. International revenues represented 14.2% and 9.7% of revenues in fiscal 1998 and fiscal 1997, respectively.

     Cost of Products Sold. Cost of products sold increased 51.1% to $10.5 million in fiscal 1998 from $7.0 million in fiscal 1997, primarily as a result of increased unit sales of single use test cassettes and L-D-X Analyzers. Gross margin was 51.5% and 45.9% in fiscal 1998 and 1997, respectively. The improvement in gross margin was primarily attributable to increased volume of single use test cassettes manufactured and sold without corresponding percentage increases in manufacturing costs, improving the absorption of manufacturing overhead and reducing unit costs.

     Sales and Marketing. Sales and marketing expense increased 31.0% to $5.4 million in fiscal 1998 from $4.1 million in fiscal 1997. This increase was primarily attributable to continued expansion of the Company's domestic sales and marketing programs, increased expenses related to greater penetration of the POL and pharmacy markets and the initiation of an employee cash bonus program. Sales and marketing expense fell to 24.8% of revenues in fiscal 1998 from 31.9% in fiscal 1997, primarily due to higher revenues which more than offset increased sales and marketing expenditures.

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

     General and Administrative. General and administrative expense increased 35.8% to $2.1 million in fiscal 1998 from $1.5 million in fiscal 1997. This increase resulted primarily from professional services and the initiation of an employee cash bonus program. General and administrative expenses fell to 9.6% of revenues in fiscal 1998 from 12.0% in fiscal 1997 due to higher revenues which more than offset increased general and administrative expenditures.

     Interest Income Interest income reflects income from the investment of cash balances and marketable securities. Interest income rose 10.4% to $571,000 in fiscal 1998 from $517,000 in fiscal 1997. This increase was primarily the result of higher average amounts invested in cash equivalents and marketable securities in fiscal 1998 over fiscal 1997.

     Interest Expense. Interest expense is incurred on capital lease financings. Interest expense fell to $2,000 in fiscal 1998 from $244,000 in fiscal 1997. This decline resulted primarily from lower outstanding balances under capital leases in fiscal 1998 and a prepayment penalty of $112,000 incurred when the Company retired its long term debt in the second quarter of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations primarily through the sale of equity securities and, in fiscal 1998, from positive cash flows from operations. From inception to March 26, 1999, the Company raised $69.0 million in net proceeds from equity financings. As of March 26, 1999, the Company had $11.4 million of cash, cash equivalents and marketable securities. In addition to these amounts, the Company has available a $3.0 million revolving bank line of credit agreement. While the agreement is in effect, the Company is required to deposit assets with a collective value, as defined in the line of credit agreement, equivalent to no less than 100% of the outstanding principal balance. Amounts outstanding under the line of credit bear interest at the bank's prime rate. The line of credit agreement expires on November 30, 1999. As of March 26, 1999, there were no borrowings outstanding under the line of credit.

     During fiscal 1999, the Company used $830,000 in cash from operating activities compared to providing cash of $2.1 million in fiscal 1998. The use of cash in fiscal 1999 was primarily due to an increase in inventories of $1.2 million and a decrease in accounts payable and accrued benefits of $1.6 million, partially offset by a decrease in accounts receivable of $1.2 million and depreciation expense of $1.1 million. Cash provided from operations in fiscal 1998 was primarily due to net income of $2.0 million and increases in accounts payable and accrued liabilities of $1.4 million partially offset by increases in accounts receivable and inventories of $1.9 million and $1.0 million, respectively.

     Net cash provided by investing activities was $798,000 in fiscal 1999 consisting primarily of net maturities of marketable securities of $3.7 million offset against purchases of property and equipment of $2.9 million. In fiscal 1998, the Company used $3.7 million of cash in investing activities through the purchase of property and equipment of $2.1 million and the net purchases of marketable securities of $1.6 million.

     Net cash provided by financing activities was $431,000 in fiscal 1999 as compared to $666,000 for fiscal 1998. For both years, cash provided by financing activities was primarily from the issuance of common stock pursuant to the employee stock purchase plan and stock incentive plan.

     During fiscal 2000, the Company intends to expend approximately $3 million for capital purchases related to expansion of its manufacturing capacity and research and development.

FACTORS AFFECTING FUTURE OPERATING RESULTS

     YEAR 2000 COMPLIANCE RISKS. Cholestech has an ongoing program of assessing the extent to which its internal systems and products evaluate date information ("Year 2000 dependencies"), and, if so, whether they can properly process and evaluate dates on or after the Year 2000 (whether they are "Year 2000 compliant"). The Company is taking remedial action where its systems and products are not year 2000 compliant. The

Company is also evaluating contingency plans for continuing operations if Year 2000 problems arise despite its steps to avoid them. The Company expects these activities to continue throughout calender 1999.

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

     Cholestech has also taken measures to ensure that its products are Year 2000 compliant, including an evaluation of all of it's current products for Year 2000 dependencies and Year 2000 Compliance. Based on that evaluation the Company believes its products are Year 2000 complaint. Despite this belief the Company anticipates that there exists the potential for substantial litigation which may be brought against vendors of all component products provided by the Company. The Company believes that any such claims, with or without merit, could have a material adverse effect on the Company's business, financial condition and results of operations.

     The L-D-X System contains software that may be used to integrate test results with an end user's medical records system. It is likely that, commencing in the Year 2000 or before, the functionality of certain medical records systems will be adversely affected when one or more component products of such systems are unable to process four digit characters representing years and, therefore, the medical records system would not be Year 2000 compliant. At this time, the Company believes that its products are Year 2000 compliant. The Company has not, and does not plan to, poll all of its customers to determine whether they are using the L-D-X System with other systems that are not Year 2000 compliant. If a significant portion of the Company's customers were to be unable to integrate L-D-X System data with their other information systems, such customers may stop using the L-D-X System. This would materially and adversely effect the Company's business, financial condition and results of operations.

     Additionally, parties with whom the Company does business may not be in Year 2000 compliance, which could have a material adverse effect on the Company's business, financial condition and results of operations. Cholestech is working with the key suppliers of products and services as well as distributors of the Company's products to determine whether their systems, products and services are Year 2000 compliant. The Company is also attempting to monitor their progress toward Year 2000 compliance. This investigational and monitoring process has included questionnaires that the Company has sent to the organizations with which the Company conducts a material amount of business. These efforts are not yet completed and the Company expects these efforts to continue for the foreseeable future. Even if the Company identifies Year 2000 dependency problems in its key vendors or suppliers, there can be no assurance that such dependencies will be remediated. If any of the Company's key vendors, supplies or distributors have systems that are not Year 2000 complaint, Cholestech may be prevented from manufacturing and/or distributing its products for a significant period of time. The Company may not be able to establish alternative business relationships in a timely fashion, on acceptable terms or at all. This could have a material adverse effect on the Company's business, financial condition and results of operations. The Company currently is developing a contingency plan to address such an event.

     Cholestech has incurred and will incur various costs to conduct testing and modification of its products and to provide customer support services regarding Year 2000 issues. It also anticipates that these costs will continue through calendar year 1999. To date, the costs incurred related to the Company's Year 2000 readiness program have been immaterial. This estimate is based on a current assessment and is subject to change as the Company's Year 2000 readiness program progresses.

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

     UNCERTAINTY OF MARKET ACCEPTANCE OF THE L-D-X SYSTEM. The Cholestech L-D-X System, including the L-D-X Analyzer (the Company's only product platform) and single use test cassettes, will continue to account for substantially all of the Company's revenues for the foreseeable future. In order for the Company to increase revenues, sustain profitability and maintain positive cash flows from operations, the L-D-X System must continue to gain market acceptance among health care providers, particularly physician office laboratories (POLs) and pharmacies, to which the Company has made only limited sales to date. In particular, adoption of the preventive care testing model promoted by the Company in the pharmacy market has remained at very low levels. Awareness of the availability of the Company's technology remains at predominantly low levels in both the physician and pharmacy customer groups. Physicians, pharmacists and other health care providers are not likely to use the L-D-X System unless they determine that it is an attractive alternative to other means of diagnostic screening or therapeutic monitoring of chronic diseases. Such determination will depend, in part, upon the L-D-X System's accuracy, ease of use, rapid test time, reliability and cost effectiveness, as well as the availability and amount of third party reimbursement. Even if the advantages of the L-D-X System in diagnosing and monitoring patients with chronic diseases are established, health care providers may elect not to purchase and use the L-D-X System for any number of reasons. For example, physicians and other health care providers may not change their established means of having such tests performed or may not make the necessary investment to purchase the L-D-X Analyzer. In addition, the growing prevalence of managed care may adversely affect the POL market. A growing number of physicians are salaried employees and have no financial incentive to perform testing. Many managed care organizations have contracts with laboratories, which require participating or employed physicians to send patient specimens to contracted laboratories. Finally, physicians are under growing pressure by Medicare and other third party Payors to limit their testing to "medically necessary" tests. Market acceptance of the L-D-X System by pharmacists will in part depend on the continued availability and amount of reimbursement to them for performing tests on the L-D-X System. Additionally, market acceptance issues such as awareness, adoption, reimbursement, distribution, pricing, and education have kept sales to pharmacists at a significantly low level to date relative to the size of the available market. Even if the Company is successful in continuing to place L-D-X Analyzers at POLs, pharmacies and other near-patient testing sites, there can be no assurance that placement of L-D-X Analyzers will result in sustained demand for the Company's single use test cassettes. As a result, there can be no assurance that demand for the L-D-X System will be sufficient to sustain revenues and profits from operations. Because the L-D-X System currently represents the Company's sole product focus, the Company could be required to cease operations if the L-D-X System does not achieve and maintain a significant level of market acceptance. See "Business - Market Overview," '--Products and Products Under Development," "--Sales and Marketing" and "--Third Party Reimbursement."

     HISTORY OF LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY; FLUCTUATIONS IN OPERATING RESULTS. Historically, the Company has experienced significant operating losses and negative cash flows from operations and, as of March 31, 1999, had an accumulated deficit of $48.6 million. The Company's first profitable quarter was the first quarter of fiscal 1998, and its first profitable year was fiscal 1998, however, the Company recorded a net loss of $73,000 for fiscal 1999. The Company's ability to return to its recent profitability and positive cash flows from operations will depend, in part, upon continued commercialization of existing product offerings, of which there can be no assurance. The Company's ability to return to profitability and positive cash flows from operations will also depend upon the level and timing of research and development expenditures and the

Company's ability to complete the development of and successfully introduce and market additional tests. The Company may experience significant fluctuations in revenues and results of operations on a quarter to quarter basis in the future. Quarterly operating results will fluctuate due to numerous factors, including:

     - The timing and level of market acceptance of the L-D-X System;

     - The timing of the introduction and availability of new tests;

     - The timing and level of expenditures associated with development activities;

     - The timing and level of expenditures associated with expansion of sales and marketing activities and overall operations;

     - The Company's ability to reduce cost of cassette manufacturing

     - Variations in manufacturing efficiencies;

     - The timing of establishment of strategic distribution arrangements and the success of the activities conducted under such arrangements;

     - Changes in demand for its products based on changes in third party reimbursement, competition, changes in government regulation and other factors;

     - The timing of significant orders from and shipments to customers;

     - Product pricing and discounts;

     - Variations in the mix of products sold; and

     - General economic conditions.

     These factors are difficult to predict, and these or other factors could have a material adverse effect on the Company's business, financial condition and results of operations. Fluctuations in quarterly demand for the Company's products may adversely affect the continuity of the Company's manufacturing operations, increase uncertainty in operational planning and/or affect cash flows from operations. The Company's expenses are based in part on the Company's expectations as to future revenue levels and to a large extent are fixed in the short term. As a result, if actual revenues do not meet expectations, the Company's ability to adjust spending levels in the short term will be limited and its business, financial condition and results of operations could be materially adversely affected. In addition, as a result of these fluctuations, it is likely that in some future period the Company's results will not meet the expectations of public market security analysts or investors. In such event, the trading price of the Common Stock could be materially adversely affected.

     DEPENDENCE ON DEVELOPMENT, INTRODUCTION AND MARKET ACCEPTANCE OF NEW
TESTS. The Company is at various stages of development of tests designed to extend the capabilities of the L-D-X System. The Company believes that its revenue growth and future operating results will depend, in part, upon its ability to complete development of and successfully introduce these new tests. The Company will be required to undertake time-consuming and costly development, sales and marketing, manufacturing and other activities, as well as seek regulatory approval for these new tests. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these new tests, that regulatory clearance or approval of any new tests will be granted by the FDA or the CDC (for CLIA waived status) on a timely basis, or at all, that the new tests will adequately meet the requirements of the applicable market or achieve market acceptance or that the Company will be able to achieve and maintain cost efficient, high volume manufacturing capacity for any new tests. In July 1997, the FDA approved the Company's request for clearance to market the Company's BUN/Creatinine single use test cassette pursuant to Section 510(k) of the FDC Act. In December 1997, the Company submitted to the CDC a request for CLIA waiver for the use of the BUN/Creatinine test cassette with the L-D-X System. The CDC rejected the Company's request in March of 1999. Because the CDC's evaluation of applications for CLIA waived status is not based upon precisely defined, objectively measurable criteria, the Company cannot predict the likelihood of obtaining waived status in the future for the BUN/Creatinine product. In order to successfully commercialize the BUN/Creatinine test cassette or other future tests in the United States, the

Company believes it is critical to obtain waived status under CLIA. In order to successfully commercialize any new tests, including the BUN/Creatinine test cassette, the Company will be required to establish and maintain reliable, cost-efficient, high-volume manufacturing capacity for such tests. The Company has in the past encountered difficulties in scaling up production of new test cassettes, including problems involving production yields, quality control and assurance, variations and impurities in raw materials and performance of the manufacturing equipment.

     In May 1996, the Company entered into a development, marketing and licensing agreement with Metra Biosystems to develop an immunoassay cassette incorporating Metra Biosystems' bone resorption technology to be used on the L-D-X System. Metra Biosystems is obligated to purchase $750,000 of additional shares of Common Stock at the then current market price upon the completion of specified milestones by the Company unless Metra Biosystems exercises its right to terminate the agreement, which it may do at any time. There can be no assurance that Metra Biosystems will not terminate the agreement or that Metra Biosystems will purchase any additional Common Stock. If the Company is unable, for technological or other reasons, to complete the development, introduction and scale up of manufacturing of any new tests, if the Company fails to obtain regulatory approval for any such tests on a timely basis or if such new tests do not achieve a significant level of market acceptance, the Company's business, financial conditional and results of operations would be materially adversely affected. See "Business -- Products Under Development," "-- Manufacturing" and "-- Government Regulation."

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

     The Company believes that it will be required to reduce manufacturing costs for new and existing test cassettes. The Company currently operates two manufacturing lines for dry chemistry cassettes. The Company is currently planning and building a third manufacturing line that the Company anticipates will become fully operational in early fiscal 2001. There can be no assurance that the new cassette manufacturing line can be completed in a timely fashion, if ever, or that the Company would not need to implement cassette manufacturing cost reduction programs sooner. In addition, the custom nature of much of the Company's manufacturing equipment increases the time required to plan and build new manufacturing lines. The Company may be required to build a new cassette manufacturing line in order to manufacture the immunoassay test cassettes under development. To date, the Company has not developed the processes and production equipment necessary for an immunoassay cassette manufacturing line. Failure to reduce manufacturing costs for dry chemistry tests, or to successfully develop an immunoassay cassette manufacturing line and achieve acceptable yields, could lead to an inability to cost effectively satisfy customer orders and could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     LIMITED SALES, MARKETING AND DISTRIBUTION EXPERIENCE; DEPENDENCE ON THIRD PARTY DISTRIBUTORS. In order for the Company to increase revenues and sustain profitability, the L-D-X System must achieve a significant degree of market acceptance among health care providers and third party Payors. The Company has only limited experience in marketing and selling to the therapeutic monitoring market in the United States and relies on third party distributors in this market. There can be no assurance that the Company will be able to maintain its existing distribution relationships. Distribution agreements with Amerisource and Bergen Brunswig Drug Company, both national distributors to the pharmacy market, have been cancelled due to contractual performance issues. The Company also will be required to enter into additional distribution arrangements in order to achieve broader distribution of its products, particularly into the pharmacy market. There can be no assurance that the Company will be able to enter into and maintain such arrangements on a timely basis, if at all. The Company is dependent upon such distributors to assist it in promoting market acceptance of the L-D-X System. It is uncertain whether distributors will devote the resources necessary to provide effective sales and marketing support to the Company. In addition, the Company's distributors may give higher priority to the products of other medical suppliers, thus reducing their efforts to sell the Company's products. If the Company is unable to establish appropriate arrangements with distributors, or if any of the Company's distributors do not promote, market and sell the L-D-X Analyzer and single use test cassettes, the Company's business, financial condition and results of operations could be materially adversely affected. See "Business -- Sales and Marketing" and "-- Strategic Relationships."

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

     The European Union ("EU") has promulgated rules that require that devices such as those developed, manufactured and sold by the Company receive the right to affix the CE mark, a symbol of adherence to applicable EU directives. The Company has completed all the testing necessary to comply with applicable regulations to currently be eligible for self certification and currently has the right, as self-certified under the product testing requirements, to affix the CE mark to its products. The Company's products will be covered by the In Vitro Diagnostics Directives that have not yet been officially published or adopted. While the Company intends to satisfy the requisite policies and procedures that will permit it to continue to affix the CE mark to its products in the future, there can be no assurance that the Company will be successful in meeting the EU certification requirements, and failure to receive the right to affix the CE mark may prohibit the Company from selling its products in EU member countries and could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The Company's current products incorporate technologies which are the subject of patents issued to, and patent applications filed by, others. The Company has obtained licenses for certain of these technologies. The Company may in the future be required to obtain licenses for new products. For example, the Company is aware that Roche Holdings Ltd. ("Roche") holds an issued European patent relating to the measurement of HDL. Some distributors of the L-D-X System in Europe have received notification from Roche claiming that Cholestech's HDL product infringes upon Roche's European patent. Roche has requested that these distributors cease selling the L-D-X System. The Company is investigating Roche's claims in order to ascertain the significance of the allegations and to determine an appropriate course of action. There can be no assurance that the Company will be able to obtain licenses for technology patented by others on commercially reasonable terms, or at all, that it will be able to develop alternative approaches if unable to obtain licenses or that the Company's current and future licenses will be adequate for the operation of the Company's business. The failure to obtain such licenses or identify and implement alternative approaches could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. The Company is exposed to financial market risks due primarily to changes in interest rates. The Company does not use derivatives to alter interest characteristics of its investment securities. The Company has no holdings of derivative or commodity instruments and does not transact business in foreign currencies.

     The fair value of the Company's investment portfolio or related income would not be significantly impacted by changes in interest rates since the investment maturities are short and the interest rates are primarily fixed.

     The Company anticipates interest on cash balances for fiscal 2000 to be approximately $150,000 at an estimated average interest rate of 3%. It is not possible to anticipate the level of interest and the rates past fiscal 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the financial statements and supplemental data required by this item and set forth on the pages indicated in Item 14(a) of this Report.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item concerning the Company's Directors is incorporated by reference from the sections captioned "Election of Directors -- Nominees" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Company's Proxy Statement related to the 1999 Annual Meeting of Shareholders to be held August 19, 1999, to be filed by the Company within 120 days of the end of the Company's fiscal year pursuant to General Instruction G(3) of Form 10-K (the "Proxy Statement"). Certain information required by this item concerning executive officers set forth in
Part I of this Report under information required "Business -- Executive Officers of the Company" and certain information required by reference from the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item concerning the compensation of the Company's executive officers is incorporated by reference from the section captioned "Executive Compensation" contained in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the Section captioned :Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from the section captioned "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions with Management" contained in the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

       The following financial statements are filed as part of this Report:

                                                                     PAGE
                                                                     ----
       Report of Independent Accountants...........................  F-1
       Balance Sheets..............................................  F-2
       Statements of Operations....................................  F-3
       Statement of Changes in Shareholders' Equity................  F-4
       Statements of Cash Flows....................................  F-5
       Notes to Financial Statements...............................  F-6

(a)(2) Financial Statement Schedules

       II -- Valuation and Qualifying Accounts

                             CHOLESTECH CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS

                                           BALANCE AT        ADDITIONS TO COSTS                BALANCE AT END OF
                                       BEGINNING OF PERIOD      AND EXPENSES      DEDUCTIONS        PERIOD
                                       -------------------   ------------------   ----------   -----------------
FISCAL YEAR ENDED MARCH 28, 1997
  Allowance for doubtful accounts....       $ 82,000              $49,000          $49,000         $ 82,000
  Amortization of other assets.......        487,000              140,000               --          627,000
FISCAL YEAR ENDED MARCH 27, 1998
  Allowance for doubtful accounts....       $ 82,000              $41,000          $13,000         $110,000
  Amortization of other assets.......        627,000              101,000          700,000           28,000
FISCAL YEAR ENDED MARCH 26, 1999
  Allowance for doubtful accounts....       $110,000                   --           35,000         $ 75,000
  Amortization of other assets.......         28,000                5,000               --           33,000

     All other Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefor have been omitted.

(a)(3) Exhibits

        3.1(2)        Restated Articles of Incorporation of Registrant.
        3.2(1)        Bylaws of Registrant, as amended.
        4.2(12)       Preferred Share Rights Agreement dated January 22, 1997
                      between the Registrant and Chase Mellon Shareholder
                      Services, L.L.C., including the Certificate of
                      Determination, the form of Rights Certificate and Summary of
                      Rights attached thereto as Exhibits A, B and C,
                      respectively.
       10.1(3)        1988 Stock Incentive Program and forms of agreements
                      thereunder.
       10.2(15)       Employee Stock Purchase Plan.
       10.3(1)        Standard Industrial Lease Agreement between Registrant and
                      Sunlife Assurance Company of Canada dated October 22, 1989.
       10.3.1(8)      First Amendment to Standard Industrial Lease Agreement
                      between Registrant and Sunlife Assurance Company of Canada dated April, 1995.
       10.3.2(19)     Standard Industrial Sublease Agreement between Registrant
                      and Schlumberger Resource Management Services, Inc. dated
                      August 5, 1998.
       10.3.3(19)     Consent to Sublease Agreement between Registrant and Spieker
                      Properties, L.P. dated August 5, 1998.
       10.4(1)        Forms of Indemnification Agreements between Registrant and its officers and its directors.
       10.5(1)        Employment Agreement between Registrant and Edward L.
                      Erickson dated December 6, 1991.
       10.6(1)        Equipment Lease Agreement between Registrant and MMC/GATX
                      Partnership No. 1 dated August 17, 1990.
       10.6.1(1)      Revised Warrant to Purchase Series D Preferred Stock issues to MMC/GATX Partnership No. 1.
       10.7(1)        Master Lease Agreement between Registrant and LINC Venture
                      Lease Partners II L.T. dated June 13, 1991.
       10.7.1(1)      Amendment No. 1 to Warrant issued to LINC Venture Lease
                      Partners II L.P.
       10.8(1)        Supply Agreement effective the 15th day of February 1991 by and between Ciba Corning Diagnostics Corp. and the
                      Registrant.
       10.9(4)        Employment Agreement between Steven L. Barbato dated April
                      27, 1992.
       10.10(4)       Employment Agreement between Registrant and Robert J. Guyon dated July 13, 1992.

       10.11.1(5)     Letter Agreement effective September 28, 1993 by and between
                      Union Bank and Registrant.
       10.11.2(5)     Promissory Note effective September 28, 1993 by and between
                      Union Bank and Registrant.
       10.11.3(5)     Security Agreement effective September 28, 1993 by and
                      between Union Bank and Registrant.
       10.11.4(7)     First Amendment to the Letter Agreement by and between Union
                      Bank and Registrant.
       10.11.5(7)     First Amendment to the Promissory Note by and between Union
                      Bank and Registrant.
       10.11.6(10)    Second Amendment to the Letter Agreement by and between
                      Union Bank and Registrant.
       10.11.7(10)    Second Amendment to the Promissory Note by and between Union
                      Bank and Registrant.
       10.12(4)       License Agreement between Registrant and Eastman Kodak
                      Company dated December 23, 1992.
       10.13(6)       Employment Agreement between Registrant and Linda H.
                      Masterson dated May 12, 1994.
       10.14(9)       Loan Agreement between Registrant and Phoenixcor, Inc. dated
                      August 31, 1995.
       10.15(11)*     Development, License and Distribution Agreement between
                      Registrant and Metra Biosystems, Inc. dated May 3, 1996.
       10.16(11)      Registration Rights Agreement between Registrant and Metra
                      Biosystems, Inc. dated May 3, 1996.
       10.17.1(13)    Letter Agreement effective December 20, 1996 by and between
                      Wells Fargo Bank and the Registrant.
       10.17.2(13)    Revolving Line of Credit Note effective December 20, 1996 by and between Wells Fargo Bank and the Registrant.
       10.17.3(13)    General Pledge Agreement effective December 20, 1996 by and between Wells Fargo Bank and the Registrant.
       10.17.4(18)    Revolving Line of Credit Note effective November 30, 1997 by and between Wells Fargo Bank and Registrant.
       10.17.5(20)    Revolving Line of Credit Note effective November 30, 1998 by and between Wells Fargo Bank and the Registrant.
       10.18(14)      Employment Agreement between Registrant and Mark J. Kussman dated August 8, 1996.
       10.19(16)      Consulting Agreement between Registrant and Warner-Lambert
                      Company dated June 18, 1997.
       10.20(17)      1997 Stock Incentive Program and Form of Agreement
                      thereunder.
       10.21.1(19)    Distribution Agreement between Registrant and McKesson Drug
                      Company dated August 18, 1998.
       10.21.2(19)    Distribution Agreement between Registrant Bergen Brunswig
                      Drug dated July 20, 1998.
       23.1           Consent of Independent Accountants.
       24.1           Power of Attorney (see page 43).
       27.1           Financial Data Schedule.

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

(15) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-8 (No. 333-38147) as declared effected by the Commission on October 17, 1997.

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

(19) Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended September 25, 1998.

(20) Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended December 25, 1998.

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

                                          CHOLESTECH CORPORATION

                                          By:   /s/ WARREN E. PINCKERT II

                                            ------------------------------------
                                                   Warren E. Pinckert II
                                             President, Chief Executive Officer
                                                         and Director
Date: May 5, 1999

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Warren E. Pinckert II and Andrea J. Tiller, and each of them, his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, or any of them, shall do or cause to be done by virtue thereof.

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPABILITIES AND ON THE DATES INDICATED:

                      SIGNATURE                                     TITLE                     DATE
                      ---------                                     -----                     ----
              /s/ WARREN E. PINCKERT II                   President, Chief Executive       May 5, 1999
-----------------------------------------------------  Officer and Director (Principal
               (Warren E. Pinckert II)                        Executive Officer)

                /s/ ANDREA J. TILLER                   Vice President of Finance, Chief    May 5, 1999
-----------------------------------------------------  Financial Officer, Treasurer and
                 (Andrea J. Tiller)                     Secretary (Principal Financial
                                                           and Accounting Officer)

             /s/ HARVEY S. SADOW, PH.D.                            Director                May 5, 1999
-----------------------------------------------------
              (Harvey S. Sadow, Ph.D.)

                 /s/ JOHN H. LANDON                                Director                May 5, 1999
-----------------------------------------------------
                  (John H. Landon)

              /s/ JOSEPH BUCHMAN, M.D.                             Director                May 5, 1999
-----------------------------------------------------
               (Joseph Buchman, M.D.)

                      SIGNATURE                                     TITLE                     DATE
                      ---------                                     -----                     ----
                /s/ JOHN L. CASTELLO                               Director                May 5, 1999
-----------------------------------------------------
                 (John L. Castello)

                 /s/ LARRY Y. WILSON                               Director                May 5, 1999
-----------------------------------------------------
                  (Larry Y. Wilson)

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Cholestech Corporation

     In our opinion, financial statements listed in the index appearing under
Item 14(a)(1) on page 30 present fairly, in all material respects, the financial position of Cholestech Corporation at March 26, 1999 and March 27, 1998, and the results of its operations and its cash flows for each of the three years in the period ended March 26, 1999, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed on the index appearing under Item 14(a)(2) on page 30 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          PRICEWATERHOUSECOOPERS LLP

San Jose, California
April 23, 1999

                             CHOLESTECH CORPORATION

                                 BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                              MARCH 26,    MARCH 27,
                                                                1999         1998
                                                              ---------    ---------
Current assets:
  Cash and cash equivalents.................................  $  5,529     $  5,130
  Marketable securities.....................................     3,018        9,621
  Accounts receivable, net..................................     2,637        3,793
  Inventories...............................................     4,532        3,306
  Prepaid expenses and other assets.........................       140          154
                                                              --------     --------
          Total current assets..............................    15,856       22,004
Property and equipment, net.................................     5,489        3,711
Long-term investments.......................................     2,880           --
Other assets, net...........................................        58           73
                                                              --------     --------
          Total assets......................................  $ 24,283     $ 25,788
                                                              ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses.....................  $  1,433     $  3,003
  Accrued payroll and benefits..............................       990        1,136
  Product warranty..........................................        91          203
                                                              --------     --------
          Total current liabilities.........................     2,514        4,342
Commitments and contingencies (Notes 4 and 5)
Shareholders' equity:
  Preferred Stock, no par value; 5,000,000 shares
     authorized; no shares issued and outstanding...........        --           --
  Common Stock, no par value; 25,000,000 shares authorized;
     11,518,240 and 11,402,084 shares issued and
     outstanding............................................    70,311       69,880
  Accumulated other comprehensive income....................        14           49
  Accumulated deficit.......................................   (48,556)     (48,483)
                                                              --------     --------
          Total shareholders' equity........................    21,769       21,446
                                                              --------     --------
                                                              $ 24,283     $ 25,788
                                                              ========     ========

                See accompanying notes to financial statements.

                             CHOLESTECH CORPORATION

                            STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          YEAR ENDED
                                                              -----------------------------------
                                                              MARCH 26,    MARCH 27,    MARCH 28,
                                                                1999         1998         1997
                                                              ---------    ---------    ---------
Revenues....................................................   $22,032      $21,664      $12,861
Cost of products sold.......................................    10,252       10,513        6,957
                                                               -------      -------      -------
Gross profit................................................    11,780       11,151        5,904
                                                               -------      -------      -------
Operating expenses:
  Sales and marketing.......................................     6,606        5,380        4,108
  Research and development..................................     2,703        2,224        1,341
  General and administrative................................     2,381        2,087        1,537
  Other operating expense...................................       826           --           --
                                                               -------      -------      -------
       Total operating expenses.............................    12,516        9,691        6,986
                                                               -------      -------      -------
Income (loss) from operations...............................      (736)       1,460       (1,082)
Interest and other income, net..............................       663          569          273
                                                               -------      -------      -------
Income (loss) before taxes..................................       (73)       2,029         (809)
Provision for income taxes..................................        --           41           --
                                                               -------      -------      -------
  Net income (loss).........................................   $   (73)     $ 1,988      $  (809)
                                                               =======      =======      =======
Net income (loss) per share:
  Basic.....................................................   $ (0.01)     $  0.18      $ (0.08)
                                                               =======      =======      =======
  Diluted...................................................   $ (0.01)     $  0.17      $ (0.08)
                                                               =======      =======      =======
Shares used to compute net income (loss) per share:
  Basic.....................................................    11,484       11,289       10,382
                                                               =======      =======      =======
  Diluted...................................................    11,484       11,905       10,382
                                                               =======      =======      =======

                See accompanying notes to financial statements.

                             CHOLESTECH CORPORATION

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                COMMON STOCK        ACCUMULATED       ACCUMULATED
                                            --------------------   COMPREHENSIVE   ------------------
                                              SHARES     AMOUNT       INCOME       DEFICIT     TOTAL
                                            ----------   -------   -------------   --------   -------
Balance at March 29, 1996.................   8,131,824   $55,644       $ --        $(49,662)  $ 5,982
  Sale of Common Stock to the public, net
     of issuance costs....................   2,875,000    12,858                               12,858
  Issuance of Common Stock pursuant to
     employee stock purchase plan and
     exercise of stock options and
     warrants.............................     175,690       422                                  422
  Issuance of Common Stock pursuant to a
     development, license, and
     distribution agreement...............      39,526       250                                  250
  Net loss................................                                             (809)     (809)
                                            ----------   -------       ----        --------   -------
Balance at March 28, 1997.................  11,222,040    69,174                     (50471)   18,703
  Issuance of Common Stock pursuant to
     employee stock purchase plan and
     exercise of stock options and
     warrants.............................     180,044       706                                  706
  Unrealized gains on available-for-sale
     securities...........................                               49                        49
  Net income..............................                                            1,988     1,988
                                            ----------   -------       ----        --------   -------
Balance at March 27, 1998.................  11,402,084    69,880         49         (48,483)   21,446
  Issuance of Common Stock pursuant to
     employee stock purchase plan and
     exercise of stock options............     116,156       431                                  431
  Unrealized losses on available-for-sale
     securities...........................                              (35)                      (35)
  Net loss................................                                              (73)      (73)
                                            ----------   -------       ----        --------   -------
Balance at March 26, 1999.................  11,518,240   $70,311       $ 14        $(48,556)  $21,769
                                            ==========   =======       ====        ========   =======

                See accompanying notes to financial statements.

                             CHOLESTECH CORPORATION

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                        YEAR ENDED
                                                            -----------------------------------
                                                            MARCH 26,    MARCH 27,    MARCH 28,
                                                              1999         1998         1997
                                                            ---------    ---------    ---------
Cash flows from operating activities:
  Net income (loss).......................................  $    (73)    $  1,988     $    (809)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization........................     1,112          767           846
     Deferred revenue.....................................        --           --            (6)
     Write-off of property and equipment..................        --           --             3
  Changes in assets and liabilities:
     Accounts receivable..................................     1,156       (1,927)         (759)
     Inventories..........................................    (1,226)        (953)         (443)
     Prepaid expenses and other assets....................        14          126          (113)
     Other assets.........................................        15          107           (12)
     Accounts payable and accrued liabilities.............    (1,570)       1,400           (26)
     Accrued payroll and benefits.........................      (146)         609           274
     Product warranty.....................................      (112)         (11)           27
                                                            --------     --------     ---------
  Net cash provided by (used in) operating activities.....      (830)       2,106        (1,018)
                                                            --------     --------     ---------
Cash flows from investing activities:
  Purchases of marketable securities......................   (19,225)     (33,391)     (191,737)
  Maturities of marketable securities.....................    22,913       31,740       187,566
  Purchase of property and equipment......................    (2,890)      (2,079)       (1,019)
  Net cash provided by (used in) investing activities.....       798       (3,730)       (5,190)
                                                            --------     --------     ---------
Cash flows from financing activities:
  Repayment of long term debt.............................        --           --        (1,298)
  Proceeds from short term bank borrowing.................        --           --           800
  Repayment of short term bank borrowing..................        --           --        (1,050)
  Principal payments on capital leases....................        --          (40)          (47)
  Issuance of common stock................................       431          706        13,530
  Net cash provided by financing activities...............       431          666        11,935
                                                            --------     --------     ---------
Net change in cash and cash equivalents...................       399         (958)        5,727
Cash and cash equivalents at beginning of period..........     5,130        6,088           361
Cash and cash equivalents at end of period................  $  5,529     $  5,130     $   6,088
                                                            ========     ========     =========
Supplemental disclosures of cash flow information:
  Cash paid for interest..................................  $     --     $      2     $     244
  Cash paid for income taxes..............................  $     --     $     25     $      --
Supplemental disclosures of non-cash financing and
  investing activities:
  Capital lease obligations incurred for acquisition of
     property and equipment...............................  $     --     $     --     $      47

                See accompanying notes to financial statements.

                             CHOLESTECH CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

 1. THE COMPANY AND A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

OPERATIONS

     Cholestech Corporation (the "Company") was incorporated February 2, 1988. The Company develops, manufactures, and markets the Cholestech L-D-X System which performs near-patient diagnostic screening and therapeutic monitoring for the management of prevalent chronic diseases. The L-D-X System is capable of measuring multiple analytes simultaneously with a single drop of whole blood within five minutes. The Company operates in one industry segment.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR END

     The Company's fiscal year is a 52 - 53 week period ending on the last Friday in March. Fiscal 1997, 1998 and 1999 each comprised 52 week periods.

REVENUE RECOGNITION

     All revenues from product sales are recognized at the time products are shipped and are denominated in U.S. dollars.

CASH AND CASH EQUIVALENTS AND MARKETABLE SECURITIES

     The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents; other investments with a maturity of less than one year are classified as short term marketable securities. The Company has established policies which limit the type, credit quality and length of maturity of the securities in which it invests. The Company's investment policy allows no investments in any single private issuer to exceed $1,000,000 and the investments must have, at a minimum, a credit rating of AA. Cash equivalents and marketable securities at March 26, 1999 consist principally of investments in money market funds, commercial paper and U.S. government-agency obligations. Marketable securities are classified as available-for-sale and are carried at their market value at the balance sheet data. Realized gains and losses on sales of all such securities are reported in earnings and computed using the specific identification cost method. All investments with maturity dates greater than 365 days are classified as non-current.

CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to credit risk consist of cash equivalents, marketable securities and accounts receivable. Cash and equivalents and marketable securities are maintained with a high credit quality institution, and the composition and maturities of the investments are regularly monitored by management. Generally, these securities are highly liquid and may be redeemed upon demand and, therefor, have minimal risk associated with them. The Company has not experienced any material losses on its investments.

     The Company's trade accounts receivable generally consist of a large number of small customers. Concentration of credit risk with respect to trade accounts receivable are considered to be limited due to this customer base and the diversity of the Company's geographic sales areas. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral. The Company maintains a provision for potential credit losses and such amounts, in the aggregate, have not been material. In fiscal 1999 one customer accounted for 15.4% of total revenues. No single customer accounted for more than 10% of revenues in fiscal 1998 or 1997. In fiscal 1999 three customers accounted for 14.1%, 12.2% and 11.1%

                             CHOLESTECH CORPORATION
of accounts receivable, respectively, compared to two customers in fiscal 1998, who accounted for 23.8% and 12.5% of accounts receivable, respectively.

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

WARRANTIES

     The Company's products are generally under warranty against defects in material and workmanship for a period of one year. The Company accrues for estimated future warranty costs at the time of sale. The Company is currently dependent on sole or limited suppliers for certain key components used in its products which may cause shortages that limit production capacity. There can be no assurance that such shortages will not adversely affect future operating results.

INCOME TAXES

     The Company uses the asset and liability method of accounting for income taxes, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial reporting and income tax bases of assets and liabilities.

NET INCOME (LOSS) PER SHARE

     Basic earnings per share is computed by dividing income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted earnings per share gives effect to all potential common stock outstanding during a period, if

                             CHOLESTECH CORPORATION
dilutive. The following table reconciles the numerator (net income or loss) and denominator (number of shares) used in the basic and diluted per share computations.

                                                                    YEAR ENDED MARCH 26, 1999
                                                              -------------------------------------
                                                              NET INCOME
                                                                (LOSS)        SHARES     PER SHARE
                                                              -----------    --------    ----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Fiscal Year ended March 28, 1997
  Basic.....................................................    $  809        10,382       $(0.08)
  Effect of dilutive securities.............................        --            --       $ 0.00
  Diluted...................................................    $  809        10,382       $(0.08)
Fiscal Year ended March 27, 1998
  Basic.....................................................    $1,988        11,289       $ 0.18
  Effect of dilutive securities.............................        --           616        (0.01)
  Diluted...................................................    $1,988        11,905       $ 0.17
Fiscal Year ended March 26, 1999
  Basic.....................................................    $  (73)       11,484       $(0.01)
  Effect of dilutive securities.............................        --            --       $ 0.00
  Diluted...................................................    $  (73)       11,484       $(0.01)

     Due to the net loss incurred during fiscal 1999, options to purchase 1.9 million shares of common stock were considered anti-dilutive and therefore excluded from the calculation of dilutive net loss per share. At March 27, 1998, options to purchase 156,143 shares of Common Stock were considered anti-dilutive because the respective exercise prices were greater than the average fair market value of the Common Stock.

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

REPORTING COMPREHENSIVE INCOME

     The Company has adopted the Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) effective December 31, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components for general-purpose financial statements.

                             CHOLESTECH CORPORATION

Comprehensive income is defined as net income plus all revenues, expenses, gains and losses that are excluded from net income in accordance with generally accepted accounting principles. For the years ended March 26, 1999, March 27, 1998 and March 28, 1997 there are no material differences between comprehensive income and net income.

NEW ACCOUNTING PRONOUNCEMENT

     During June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (FAS 131). FAS 131 replaces FAS 14, "Financial Reporting for Segments of a Business Enterprise" and changes the way the public companies report segment information. FAS 131 is effective for fiscal years beginning after December 15, 1997 and has been adopted by the Company for the year ending March 26, 1999.

 2. BALANCE SHEET COMPOSITION

     Accounts receivable consist of (in thousands):

                                                              MARCH 26,    MARCH 27,
                                                                1999         1998
                                                              ---------    ---------
Accounts receivable.........................................   $ 2,712      $ 3,903
Less allowance for doubtful accounts........................       (75)        (110)
                                                               -------      -------
                                                               $ 2,637      $ 3,793
                                                               =======      =======

     Inventories consist of (in thousands)

                                                              MARCH 26,    MARCH 27,
                                                                1999         1998
                                                              ---------    ---------
Raw materials...............................................   $ 1,598      $ 1,292
Work-in-progress............................................     1,398        1,038
Finished goods..............................................     1,536          976
                                                               -------      -------
                                                               $ 4,532      $ 3,306
                                                               =======      =======

     Property and equipment consist of (in thousands):

                                                              MARCH 26,    MARCH 27,
                                                                1999         1998
                                                              ---------    ---------
Machinery and equipment.....................................   $ 6,093      $ 5,434
Furniture and fixtures......................................       565          474
Computer equipment..........................................     2,106        1,954
Leasehold improvements......................................       654          632
Construction-in-progress....................................     2,413          447
                                                               -------      -------
                                                                11,831        8,941
Less accumulated depreciation and amortization..............    (6,342)      (5,230)
                                                               -------      -------
                                                               $ 5,489      $ 3,711
                                                               =======      =======

                             CHOLESTECH CORPORATION

     Property and equipment include assets under capital leases of $26,000 and accumulated depreciation of $25,000 at March 27, 1998.

     Accounts payable and accrued liabilities consist of (in thousands):

                                                              MARCH 26,    MARCH 27,
                                                                1999         1998
                                                              ---------    ---------
Trade accounts payable......................................   $   871      $ 2,605
Accrued royalties...........................................       222           86
Other accrued liabilities...................................       340          312
                                                               -------      -------
                                                               $ 1,433      $ 3,003
                                                               =======      =======

 3. BORROWING ARRANGEMENTS

     The Company has an agreement with its primary bank for a $3 million revolving line of credit (the "line of credit"). While the agreement is in effect, the Company is required to maintain on deposit with the bank assets with a collective value, as defined in the line of credit agreement, equivalent to no less than 100% of the outstanding principle balance. Amounts outstanding under the line of credit bear interest at the bank's prime rate. The line of credit agreement expires on November 30, 1999. As of March 26, 1999 and March 27, 1998, there were no borrowings outstanding under the line of credit.

 4. COMMITMENTS AND CONTINGENCIES

LEASES

     The Company leases office and laboratory facilities under noncancellable operating leases which expires between March and June of 2000. The leases contain renewal and option provisions. Rent expense was $409,000, $229,000, and $195,000 for fiscal 1999, 1998 and 1997, respectively.

     Future minimum payment required under the Company's noncancellable operating leases at March 26, 1999 were $290,800 and $10,950 for fiscal years 2000, and 2001, respectively.

LITIGATION

     On February 5, 1999, a complaint entitled Ree v. Pinckert, et al., No. C99-0562 (MMC) was filed in the United States District Court for the Northern District of California. The Action is a putative class action and the complaint alleges that Cholestech and an officer, Mr. Pinckert, violated the federal securities laws by misleading investors during the time period of July 30, 1997 -- June 26, 1998 concerning the Company's business and its future prospects. The complaint does not specify alleged damages. The Company intends to defend the case vigorously. The Company does not believe that the defendants in the class action engaged in any wrongdoing, and that the outcome of this matter will not result in a material adverse effect, however, there can be no assurance that the lawsuit will be resolved in the Company's favor. The action is in its preliminary stages and a trial date has not been set.

     The Company is subject to other claims and legal actions in the ordinary course of business, none of which are expected to result in a material adverse outcome.

 5. LICENSE AND DEVELOPMENT AGREEMENTS

     The Company has obtained rights to use certain technology in manufacturing its products. The related agreement, which expires in 2006, requires the Company to pay a 2.0% royalty on net sales of the applicable products. Total royalty expense for fiscal 1999, 1998, and 1997 was $379,000, $562,000, and $551,000
respectively, and was charged to cost of products sold.

                             CHOLESTECH CORPORATION

 6. SHAREHOLDERS' EQUITY

PREFERRED STOCK

     The Company is authorized to issue 5,000,000 shares of Preferred Stock. The Board of Directors has authority to issue the Preferred Stock in one or more series and to fix the price, rights preferences, privileges and restrictions thereof, including the dividend rights, dividend rates, conversion rights, voting rights terms of redemption, redemption prices, liquidation preferences, and the number of shares constituting a series or the designation of such series, without any further vote or action by the Company's shareholders. In connection with the Company's shareholder rights plan, 25,000 shares of the Preferred Stock have been designated Series A Participating Preferred Stock. None of the Shares of Series A Participating Preferred Stock were outstanding as of March 26, 1999, nor was there any activity relating to Preferred Stock during the three year period ended March 26, 1999.

STOCK INCENTIVE PROGRAM

     The 1988 Stock Incentive Program (the "1988 Program") provides that incentive stock options ("ISOs") and nonqualified stock options ("NSOs") for shares of Common Stock may be granted to employees and consultants of the Company. In accordance with the 1988 Program, the exercise price may not be less than 100% and 85% of the fair market value of Common Stock on the date of the grant for ISOs and NSOs, respectively. The 1988 Program provides that options shall be exercisable over a period not to exceed five years and a day. Options vest over four years at a rate of at least 25 percent each year. Vesting of individual option grants may be accelerated upon the occurrence of certain events as described in the stock option agreement. The 1988 Program expired in February 1998. There are no shares available for future grant under the 1988 Program.

     In August 1997, the shareholders approved the 1997 Stock Incentive Program (the "1997 Program") which provides ISOs and NSOs for shares of Common Stock may be granted to employees and consultants of the Company. In accordance with the 1997 Program, the exercise price may not be less than 100% of the fair market value of Common Stock on the date of the grant for ISOs and NSOs, respectively. The 1997 Program provides that options shall be exercisable over a period not to exceed five years and a day. Options vest over four years at a rate of at least 25 percent each year. Vesting of individual option grants may be accelerated upon the occurrence of certain events as described in the stock option agreement. Pursuant to the terms of the 1997 Program, 900,000 shares of Common Stock were reserved for future issuance.

                             CHOLESTECH CORPORATION

     Stock option activity under the Program is as follows:

                                                            WEIGHTED AVERAGE
                                                             EXERCISE PRICE
                                     OUTSTANDING OPTIONS       PER SHARE
                                     -------------------    ----------------
Balance, March 29, 1996............         875,683              $3.29
  Granted..........................         427,500              $4.82
  Exercised........................        (137,707)             $2.53
  Canceled.........................         (91,379)             $2.73
                                          ---------              -----
Balance, March 28, 1997............       1,074,097              $3.68
  Granted..........................         449,893              $8.66
  Exercised........................        (150,286)             $3.74
  Canceled.........................         (78,039)             $6.56
                                          ---------              -----
Balance, March 27, 1998............       1,295,665              $5.41
  Granted..........................         982,386              $6.73
  Exercised........................         (66,804)             $3.39
  Canceled.........................        (300,151)             $6.47
                                          ---------              -----
Balance, March 26, 1999............       1,911,096              $5.99
                                          =========              =====

     As of March 27, 1999, options for 195,365 shares of Common Stock were available for future grant under the 1997 Program.

     The following table summarizes information about stock options outstanding at March 26, 1999:

                                 OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                   -----------------------------------------------    ---------------------------
   RANGE OF                      WEIGHTED AVG.      WEIGHTED AVG.                  WEIGHTED AVG.
EXERCISE PRICES     NUMBER      CONTRACTUAL LIFE    EXERCISE PRICE     NUMBER      EXERCISE PRICE
---------------    ---------    ----------------    --------------    ---------    --------------
$1.75 - $ 3.25       257,324          3.4               $ 2.24          102,228        $ 2.42
$3.26 - $ 6.56     1,310,043          2.7               $ 5.10          826,111        $ 4.66
$6.57 - $13.38       343,729          4.1               $12.20           94,126        $12.17
                   ---------          ---               ------        ---------        ------
                   1,911,096          3.0               $ 5.99        1,022,465        $ 5.13
                   =========          ===               ======        =========        ======

EMPLOYEE STOCK PURCHASE PLAN

     In April 1992, the Company adopted the Employee Stock Purchase Plan (the "Stock Purchase Plan"), which reserved 75,000 shares of Common Stock to be issued in accordance with the Internal Revenue Code under such terms as approved by the Board of Directors. In August, 1995, the shareholders approved an increase in the number of shares reserved for issuance under the Stock Purchase Plan from 75,000 to 200,000. In August, 1997, the shareholders approved an additional increase in the number of shares reserved for issuance under the Stock Purchase Plan from 200,000 to 400,000. Under the terms of the Stock Purchase Plan, employees can choose to semi-annually to have up to 15% of their compensation withheld to purchase shares of Common Stock. The purchase price is equal to 85% of the lower of the closing price of the Common Stock on the NASDAQ National Market on the day the Stock Purchase Plan period begins or ends. Under the Stock Purchase Plan, the Company sold 49,352, 29,758, and 21,543 shares of Common Stock to employees in fiscal 1999, 1998, and 1997 respectively.

                             CHOLESTECH CORPORATION

PRO FORMA DISCLOSURES

     Had compensation cost for the Company's stock option and stock purchase plans been determined based on the fair market value of the options at the grant dates, as prescribed in SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been as follows:

                                                                    YEAR ENDED
                                                      --------------------------------------
                                                      MARCH 26,     MARCH 27,     MARCH 28,
                                                         1999          1998          1997
                                                      ----------    ----------    ----------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss):
  As reported.......................................    $  (73)       $1,988       $  (809)
  Pro forma.........................................    $ (871)       $1,195       $(1,035)
Net income (loss) per share:
  As reported -- basic..............................    $(0.01)       $ 0.18       $ (0.08)
  Pro forma -- basic................................    $(0.08)       $ 0.11       $ (0.10)
  As reported -- diluted............................    $(0.01)       $ 0.17       $ (0.08)
  Pro forma -- diluted..............................    $(0.08)       $ 0.10       $ (0.10)

     The fair value of each stock option is estimated on the date of the grant using the Black-Scholes valuation model, with the following assumptions used for grants during the applicable periods: dividend yield of 0.0% for all periods; risk free interest rates of 5.3%, 5.9%, and 6.3% for options granted during fiscal 1999, 1998, and 1997, respectively; volatility factors of 93%, 78%, and 79% for options granted during fiscal 1999, 1998, and 1997, respectively; and a weighted average expected option term of 4.0 years, 4.0 years, and 2.5 years for fiscal 1999, 1998, and 1997, respectively. The weighted average fair value of stock options granted in fiscal 1999, 1998, and 1997 were $4.20, $5.03, and $2.44 per share, respectively.

     The fair value of stock purchase rights is estimated using the Black-Scholes valuation model with the following assumptions for fiscal 1999, 1998, and 1997, respectively; dividend yield of 0.0% for all periods; an expected life of 6 months for all periods; expected volatility factors of 93%, 81%, and 74% for fiscal 1999, 1998, and 1997, respectively. The weighted average fair value of stock purchase rights granted in fiscal 1999, 1998, and 1997 were $1.12, $1.85, and $1.21 per share, respectively. The weighted average exercise prices of stock purchase rights granted in fiscal 1999, 1998, and 1997 were $4.16, $8.20, and $5.54 respectively.

     The pro forma effect on net income (loss) and net income (loss) per share for fiscal 1999, 1998, and 1997 is not representative of the pro forma effect on net income (loss) in future periods because it does not take into consideration pro forma compensation expense related to grants made prior to 1996.

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

                             CHOLESTECH CORPORATION

 7. RETIREMENT SAVINGS PLAN

     Effective September 1990, the Company adopted the Cholestech Corporation Retirement Savings Plan (the "401(k) Plan") in which all employees of the Company are entitled to participate. An eligible employee may elect to defer, in the form of contributions to the 401(k) Plan, between 1% and 15% of the employees' W-2 income, not to exceed $10,000 per year (adjusted for cost-of-living increases). Employee contributions are invested in selected mutual funds or a money market fund as specified by the employee. Employee contributions are fully vested and nonforfeitable at all times. The 401(k) Plan provides for employer contributions as determined by the Board of Directors. Company contributions to the 401(k) Plan were $67,000, $164,000, and $0, in fiscal 1999, 1998, and 1997, respectively.

 8. INCOME TAXES

     A provision for income taxes of $41,000 was recorded for the year ended March 27, 1998 and no provision was recorded for the years ended March 26, 1999, and March 28, 1997 as the Company incurred net operating losses for income tax purposes.

     Deferred tax assets (liabilities) consist of the following (in thousands):

                                                         MARCH 26,    MARCH 27,
                                                           1999         1998
                                                         ---------    ---------
Net operating loss carryforwards.......................  $ 15,847     $ 16,834
Research and development tax credit carryforwards......     2,413        2,237
Capitalized research and development...................       278          358
Other..................................................       177         (328)
Valuation allowance for deferred tax assets............   (18,715)     (19,101)
                                                         --------     --------
                                                         $     --     $     --
                                                         ========     ========

     The Company has historically experienced significant operating losses and operates in an industry subject to rapid technological changes. Therefore, management believes that there is sufficient uncertainty regarding the Company's ability to generate future taxable income and utilize its net operating loss and tax credit carryforwards such that a full valuation allowance for deferred tax assets was required at March 26, 1999.

     At March 26, 1999 the Company has net operating loss carryforwards available to reduce future taxable income through 2011 for federal and state income tax purposes of approximately $43,284,000 and $12,161,000, respectively. Additionally, the Company has research and development credit carryforwards available to reduce income taxes for federal and state income tax purposes of approximately $1,760,000 and $651,000, respectively.

     As a result of a change in ownership which occurred in May 1990, there is an annual limitation of approximately $1,500,000 for federal and state income tax purposes on the combined use of approximately $6,131,000 of federal net operating loss carryforwards and the use of approximately $550,000 of federal and state tax credit carryforwards. Additionally, as a result of the Company's public offering in December 1992, net operating loss and tax credit carryforwards incurred prior to December 1992 are subject to an annual limitation of approximately $5,450,000 for federal and state income tax purposes on the combined use of approximately $26,208,000 of federal and $4,534,000 of state net operating loss carryforwards, and the use of $1,151,000 and $379,000 of state tax credit carryforwards. If the amount of these limitations are not utilized in a particular year, the amount not utilized increases limitation in the subsequent year.

                             CHOLESTECH CORPORATION

 9. GEOGRAPHIC INFORMATION

     The Company's export sales were $2,148,000, $3,067,000, and $1,251,000 for fiscal 1999, 1998 and 1997, respectively. Sales to Europe were $2,070,000, $2,170,000, and $908,000 in fiscal 1999, 1998 and 1997, respectively, with the remainder of export sales to the Pacific Rim and Latin America.

     All of the Company assets are located in the United States.

                             CHOLESTECH CORPORATION

                                  EXHIBIT LIST

        3.1(2)        Restated Articles of Incorporation of Registrant.
        3.2(1)        Bylaws of Registrant, as amended.
        4.2(12)       Preferred Share Rights Agreement dated January 22, 1997
                      between the Registrant and Chase Mellon Shareholder
                      Services, L.L.C., including the Certificate of
                      Determination, the form of Rights Certificate and Summary of
                      Rights attached thereto as Exhibits A, B and C,
                      respectively.
       10.1(3)        1988 Stock Incentive Program and forms of agreements
                      thereunder.
       10.2(15)       Employee Stock Purchase Plan.
       10.3(1)        Standard Industrial Lease Agreement between Registrant and
                      Sunlife Assurance Company of Canada dated October 22, 1989.
       10.3.1(8)      First Amendment to Standard Industrial Lease Agreement
                      between Registrant and Sunlife Assurance Company of Canada dated April, 1995.
       10.3.2(19)     Standard Industrial Sublease Agreement between Registrant
                      and Schlumberger Resource Management Services, Inc. dated
                      August 5, 1998.
       10.3.3(19)     Consent to Sublease Agreement between Registrant and Spieker
                      Properties, L.P. dated August 5, 1998.
       10.4(1)        Forms of Indemnification Agreements between Registrant and its officers and its directors.
       10.5(1)        Employment Agreement between Registrant and Edward L.
                      Erickson dated December 6, 1991.
       10.6(1)        Equipment Lease Agreement between Registrant and MMC/GATX
                      Partnership No. 1 dated August 17, 1990.
       10.6.1(1)      Revised Warrant to Purchase Series D Preferred Stock issues to MMC/GATX Partnership No. 1.
       10.7(1)        Master Lease Agreement between Registrant and LINC Venture
                      Lease Partners II L.T. dated June 13, 1991.
       10.7.1(1)      Amendment No. 1 to Warrant issued to LINC Venture Lease
                      Partners II L.P.
       10.8(1)        Supply Agreement effective the 15th day of February 1991 by and between Ciba Corning Diagnostics Corp. and the
                      Registrant.
       10.9(4)        Employment Agreement between Steven L. Barbato dated April
                      27, 1992.
       10.10(4)       Employment Agreement between Registrant and Robert J. Guyon dated July 13, 1992.
       10.11.1(5)     Letter Agreement effective September 28, 1993 by and between
                      Union Bank and Registrant.
       10.11.2(5)     Promissory Note effective September 28, 1993 by and between
                      Union Bank and Registrant.
       10.11.3(5)     Security Agreement effective September 28, 1993 by and
                      between Union Bank and Registrant.
       10.11.4(7)     First Amendment to the Letter Agreement by and between Union
                      Bank and Registrant.
       10.11.5(7)     First Amendment to the Promissory Note by and between Union
                      Bank and Registrant.

       10.11.6(10)    Second Amendment to the Letter Agreement by and between
                      Union Bank and Registrant.
       10.11.7(10)    Second Amendment to the Promissory Note by and between Union
                      Bank and Registrant.
       10.12(4)       License Agreement between Registrant and Eastman Kodak
                      Company dated December 23, 1992.
       10.13(6)       Employment Agreement between Registrant and Linda H.
                      Masterson dated May 12, 1994.
       10.14(9)       Loan Agreement between Registrant and Phoenixcor, Inc. dated
                      August 31, 1995.
       10.15(11)*     Development, License and Distribution Agreement between
                      Registrant and Metra Biosystems, Inc. dated May 3, 1996.
       10.16(11)      Registration Rights Agreement between Registrant and Metra
                      Biosystems, Inc. dated May 3, 1996.
       10.17.1(13)    Letter Agreement effective December 20, 1996 by and between
                      Wells Fargo Bank and the Registrant.
       10.17.2(13)    Revolving Line of Credit Note effective December 20, 1996 by and between Wells Fargo Bank and the Registrant.
       10.17.3(13)    General Pledge Agreement effective December 20, 1996 by and between Wells Fargo Bank and the Registrant.
       10.17.4(18)    Revolving Line of Credit Note effective November 30, 1997 by and between Wells Fargo Bank and Registrant.
       10.17.5(20)    Revolving Line of Credit Note effective November 30, 1998 by and between Wells Fargo Bank and the Registrant.
       10.18(14)      Employment Agreement between Registrant and Mark J. Kussman dated August 8, 1996.
       10.19(16)      Consulting Agreement between Registrant and Warner-Lambert
                      Company dated June 18, 1997.
       10.20(17)      1997 Stock Incentive Program and Form of Agreement
                      thereunder.
       10.21.1(19)    Distribution Agreement between Registrant and McKesson Drug
                      Company dated August 18, 1998.
       10.21.2(19)    Distribution Agreement between Registrant Bergen Brunswig
                      Drug dated July 20, 1998.
       23.1           Consent of Independent Accountants.
       24.1           Power of Attorney (see page 43).
       27.1           Financial Data Schedule.

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

(15) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-8 (No. 333-38147) as declared effected by the Commission on October 17, 1997.

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

(19) Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended September 25, 1998.

(20) Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended December 25, 1998.