Form 10-Q
period 1999-06-25
CHOLESTECH CORPORATION
filed 1999-08-03
CIK 887227

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

        For the quarterly period ended June 25, 1999

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



At June 25, 1999, 11,518,240 shares of common stock of the Registrant were outstanding.

                                     PART I

                              FINANCIAL INFORMATION


                                                                              Page
                                                                              ----
ITEM 1. FINANCIAL STATEMENTS.

               Condensed Balance Sheets                                         3

               Condensed Statements of Operations                               4

               Condensed Statements of Cash Flows                               5

               Notes to Condensed Financial Statements                          6

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS.                   9

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES
               ABOUT MARKET RISK                                               26


                                     PART II

                                OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS                                               27

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF
               SECURITY HOLDERS.                                               27

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.                               27

SIGNATURES                                                                     28

                             CHOLESTECH CORPORATION


PART I  -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


ASSETS

                                                 June 25, 1999  March 26, 1999 (1)
                                                 -------------  ------------------
Current assets:
   Cash and cash equivalents                      $     6,504    $     5,529
   Marketable securities                                4,010          3,018
   Accounts receivable, net                             2,012          2,637
   Inventories                                          4,017          4,532
   Prepaid expenses and other current assets              377            140
                                                  -----------    -----------
     Total current assets                              16,920         15,856

Property and equipment, net                             5,669          5,489
Long-term investments                                   1,857          2,880
Other assets, net                                          58             58
                                                  -----------    -----------
                                                  $    24,504    $    24,283
                                                  ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses          $     1,278    $     1,433
   Accrued payroll and benefits                           878            990
   Product warranty                                        91             91
                                                  -----------    -----------
     Total current liabilities                          2,247          2,514
                                                  -----------    -----------

Shareholders' equity:
   Preferred stock                                         --             --
   Common stock                                        70,311         70,311
   Accumulated other comprehensive income                 (35)            14
   Accumulated deficit                                (48,019)       (48,556)
                                                  -----------    -----------
     Total shareholders' equity                        22,257         21,769
                                                  -----------    -----------
                                                  $    24,504    $    24,283
                                                  ===========    ===========


(1) The information in this column was derived from the Company's audited financial statements for the fiscal year ended March 26, 1999.

                   See Notes to Condensed Financial Statements

                             CHOLESTECH CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                           Thirteen weeks ended
                                                         -------------------------
                                                           6/25/99         6/26/98
                                                         -----------   -----------
Revenues:
  Domestic                                               $     5,061   $     4,171
  International                                                  714           514
                                                         -----------   -----------
                                                               5,775         4,685
Cost of products sold                                          2,600         1,902
                                                         -----------   -----------
Gross profit                                                   3,175         2,783
                                                         -----------   -----------
Operating expenses:
  Sales and marketing                                          1,538         1,628
  Research and development                                       594           699
  General and administrative                                     594           485
  Other                                                           46           750
                                                         -----------   -----------
  Total operating expenses                                     2,772         3,562
                                                         -----------   -----------

Income (loss) from operations                                    403          (779)
Interest and other income (expense), net                         149           194
                                                         -----------   -----------
Income (loss) before taxes                                       552          (585)
Provision for income taxes                                        16            --
                                                         -----------   -----------
Net income (loss)                                        $       536   $      (585)
                                                         ===========   ===========

Net income (loss) per share:
        Basic                                            $      0.05   $     (0.05)
                                                         ===========   ===========
        Diluted                                          $      0.05   $     (0.05)
                                                         ===========   ===========

Shares used to compute net income (loss) per share:
        Basic                                                 11,518        11,460
                                                         ===========   ===========
        Diluted                                               11,546        11,460
                                                         ===========   ===========


                   See Notes to Condensed Financial Statements

                             CHOLESTECH CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                   Thirteen weeks ended
                                                                ----------------------------
                                                                June 25, 1999  June 26, 1998
                                                                -------------  -------------
Cash flows from operating activities:
   Net income (loss)                                             $       536   $      (585)
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
     Depreciation and amortization                                       364           316
     Changes in assets and liabilities:
        Accounts receivable                                              625         1,604
        Inventories                                                      515        (2,007)
        Prepaid expenses and other assets                               (237)          (24)
        Other assets                                                      --            (2)
        Accounts payable and accrued expenses                           (155)          123
        Accrued payroll and benefits                                    (112)         (129)
                                                                 -----------   -----------
        Net cash provided by (used in) operating activities            1,536          (704)
                                                                 -----------   -----------

Cash flows from investing activities:
   Proceeds from sale of marketable securities                         4,264         4,826
   Purchases of marketable securities                                 (4,282)       (3,261)
   Purchases of property and equipment                                  (543)         (991)
                                                                 -----------   -----------
        Net cash provided by (used in) investing activities             (561)          574
                                                                 -----------   -----------

Cash flows from financing activities:
   Issuance of common stock                                               --           224
                                                                 -----------   -----------
        Net cash provided by financing activities                         --           224
                                                                 -----------   -----------

Net change in cash and cash equivalents                                  975            94
                                                                 -----------   -----------
Cash and cash equivalents at beginning of period                       5,529         5,130
                                                                 -----------   -----------
Cash and cash equivalents at end of period                       $     6,504   $     5,224
                                                                 ===========   ===========


                   See Notes to Condensed Financial Statements

                             CHOLESTECH CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.      INTERIM RESULTS

        The interim unaudited financial information of Cholestech Corporation (the "Company") is prepared in conformity with generally accepted accounting principles and such principles are applied on a basis consistent with the audited financial information contained in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 17, 1999. The financial information included herein has been prepared by management, without audit by independent accountants who do not express an opinion thereon, and should be read in conjunction with the audited financial statements contained in the Annual Report on Form 10-K for the fiscal year ended March 26, 1999. The condensed balance sheet as of March 26, 1999 has been derived from, but does not include all the disclosures contained in, the audited financial statements for the year ended March 26, 1999. The information furnished includes all adjustments and accruals consisting only of normal recurring accrual adjustments that are, in the opinion of management, necessary for a fair presentation of results for the interim periods. Certain information or footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

        The interim results are not necessarily indicative of the results of operations for the full fiscal year ending March 31, 2000.


2.      BALANCE SHEET DATA

        The components of inventories are as follows (in thousands):


                    JUNE 25, 1999  MARCH 26, 1999
                    -------------  --------------
Raw materials        $     1,555    $     1,598
Work-in-process            1,144          1,398
Finished goods             1,318          1,536
                     -----------    -----------
                     $     4,017    $     4,532
                     ===========    ===========


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

                             CHOLESTECH CORPORATION

        A reconciliation of the basic and diluted earnings per share calculations follows:

        (In thousands, except per share data)


                             Thirteen Weeks Ended                Thirteen Weeks Ended
                                 June 25, 1999                       June 26, 1998
                        ------------------------------     -------------------------------
                        Income      Shares   Per share       Loss       Shares   Per share
Basic EPS               $  536      11,518      $ 0.05     $ (585)      11,460      $(0.05)
Effect of dilutive
 securities                 --          28          --         --           --          --
                        ------------------------------     ------------------------ ------
Diluted EPS             $  536      11,546      $ 0.05     $ (585)      11,460      $(0.05)
                        ==============================     ===============================


        Due to the loss incurred in the thirteen weeks ended June 26, 1998, options to purchase shares of common stock were considered antidilutive and are therefore not included in the loss per share calculation for that period.

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

5.      NEW ACCOUNTING PRONOUNCEMENTS

        During June 1998, the financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities: which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company, to date, has not engaged in derivative and hedging activities. The Company will adopt SFAS No. 133, as required, in fiscal year 2001.

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

                             CHOLESTECH CORPORATION

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


7.      LITIGATION AND OTHER EVENTS

        On February 5, 1999, a complaint entitled Ree v. Pinckert, et al., No. C99-0562 (MMC) was filed in the United States District Court for the Northern District of California. The Action is a putative class action and the complaint alleges that Cholestech and an officer, Mr. Pinckert, violated the federal securities laws by misleading investors during the time period of July 30, 1997 - June 26, 1998 concerning the Company's business and its future prospects. On June 24, 1999, plaintiffs filed an amended complaint, which expanded the putative class period to June 28, 1996 through June 25, 1998. The amended complaint's substantive allegations and purported causes of action remain based on allegations that the Company misled shareholders concerning the Company's business and its future prospects. The complaint does not specify alleged damages. The Company intends to defend the case vigorously. The Company does not believe that the defendants in the class action engaged in any wrongdoing, and that the outcome of this matter will not result in a material adverse effect, however, there can be no assurance that the lawsuit will be resolved in the Company's favor. The action is in its preliminary stages and a trial date has not been set.

        The Company is subject to various legal claims and assessments in the ordinary course of business, none of which are expected by management to result in a material adverse effect on the financial statements.

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

                             CHOLESTECH CORPORATION

  ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors discussed herein, under "General", "Year 2000 Compliance" and "Potential Factors Affecting Future Operating Results." These forward-looking statements include, but are not limited to: (1) the statement under "General", that the Company may incur negative cash flows as it expands manufacturing, research and development, sales and marketing, and pursues regulatory approvals for its products; (2) the statement under "General" that the Company expects product mix to change from time to time; (3) the statement in the first paragraph under "Revenues" that the dollar amount and proportion of international revenues may fluctuate from period to period; (4) the statements under "Research and Development" that the development of tests for new disease states and the Company's anticipation that research and development expenditures will increase;
(5) statements under "Income Taxes" regarding the use of additional tax net operating losses and other tax carryforward amounts, and the Company's effective tax rate; and (6) the statements in the second and third paragraphs under "Liquidity and Capital Resources" that the capital expenditures relating to expansion of manufacturing, research and development, and sales and marketing will be substantial, and that the Company's liquid assets, cash from operations, and available bank funds will be sufficient to meet its capital requirements for the foreseeable future.


GENERAL

        The Company develops, manufactures and markets the Cholestech L-D-X System (L-D-X System"), consisting of the L-D-X Analyzer and a variety of single use test cassettes, which perform near-patient diagnostic screening and therapeutic monitoring for the management of prevalent chronic diseases (preventive care testing). The L-D-X System is capable of measuring multiple analytes simultaneously with a single drop of whole blood within five minutes. The Company currently markets the L-D-X System, including the L-D-X analyzer and a variety of single use test cassettes, to the physician office laboratory
(POL), pharmacy and health promotion markets in the United States, and internationally. The Company has experienced significant operating losses and, as of June 25, 1999, had an accumulated deficit of $48.0 million. The L-D-X System, including the L-D-X Analyzer (the Company's only product platform) and single use test cassettes, will continue to account for substantially all of the Company's revenues for the foreseeable future. In order for the Company to increase revenues, sustain profitability and maintain positive cash flows from operations, the L-D-X System must continue to gain market acceptance among health care providers, particularly in POLs and pharmacies, to which the Company has made only limited sales to date. The acceptance of the Company's L-D-X system by the pharmacy market has progressed more slowly than anticipated. This is due, in part, to the Company's loss of a distributor who was to focus on this market segment. The Company is developing certain additional tests designed to extend the capabilities of the L-D-X System. The Company believes that its future growth will depend, in part, upon its ability to complete development of and successfully introduce these new tests.

                             CHOLESTECH CORPORATION

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

        The Company expects its product mix to change from time to time, and these changes will affect the Company's revenues and operating results. For example, the Company has entered the Physician office laboratory ("POL") and pharmacy markets. In its limited experience, the Company generally has found that these markets use a higher proportion of lipid profile cassettes for therapeutic monitoring purposes, which test cassettes typically have higher selling prices and associated gross margins than the Company's other tests. However, the Company has also experienced a relatively lower rate of testing per day in these markets than in the health promotion market.


RESULT OF OPERATIONS


              THIRTEEN WEEKS ENDED JUNE 25, 1999 AND JUNE 26, 1998

        Revenues. During the thirteen weeks ended June 25, 1999, revenues increased 23.3% to $5.8 million from $4.7 million in the thirteen weeks ended June 26, 1998. The increase in revenues primarily reflects an increase in domestic revenues of $890,000 or 21.4% to $5.1 million from $4.2 million. This increase reflects higher unit sales of single use test cassettes to health care providers in the health promotion and POL markets.

        International revenues increased by 38.9% or $200,000 from $514,000 to $714,000 for the thirteen weeks ended June 25, 1999 compared to the same period in fiscal 1999. Increased sales of single use test cassettes is the primary source of growth. The Company expects that the dollar amount and proportion of international revenues may fluctuate from period to period.

        Cost of Products Sold. Cost of products sold includes direct labor, direct material, overhead and royalties. Cost of products sold increased 36.7% to $2.6 million in the thirteen weeks ended June 25, 1999 from $1.9 million in the thirteen weeks ended June 26, 1998. Gross margin was 55.0% and 59.4% in the thirteen weeks ended June 25, 1999 and June 26, 1998, respectively. The reduction in gross margin as a percentage of revenues was primarily attributable to lower production rates, compared to the first quarter of fiscal 1999, of single use test cassettes and L-D-X analyzers which resulted in under absorption of certain fixed overhead costs.

        The Company has licensed certain technology used in the manufacture of its disposable cassette products. The license agreement, which expires in 2006, requires the Company to pay a royalty of 2.0% on net sales of the applicable products. Total royalty expenses in the thirteen weeks ended June 25, 1999 and June 26, 1998 were $103,000 and $131,000, respectively, and were charged to cost of products sold.

                             CHOLESTECH CORPORATION

        Sales and Marketing Expenses. Sales and marketing expense includes salaries, commissions, bonuses, expenses for outside services related to marketing programs and travel. Sales and marketing expense decreased 5.5% to $1.5 million in the thirteen weeks ended June 25, 1999 from $1.6 million in the thirteen weeks ended June 26, 1998. Sales and marketing expense decreased to 26.6% of revenues in the first quarter of fiscal 2000 from 34.7% in the first quarter of fiscal 1999. This decrease was primarily attributable to stronger spending controls, which resulted in a reduction in travel and related expenses.

        Research and Development Expenses. Research and development expense includes salaries, bonuses, expenses for outside services, supplies and depreciation of capital equipment. Research and development expense decreased 15.0% to $594,000 in the thirteen weeks ended June 25, 1999 from $699,000 in the thirteen weeks ended June 26, 1998. This decrease was primarily attributable to a reduction in head count related expenses and the decreased use of consultants. Research and development expenses as a percentage of revenues decreased to 10.3% for the thirteen weeks ended June 25, 1999 from 14.9% for the thirteen weeks ended June 26, 1998.

        The Company is currently developing additional tests for diagnostic screening and therapeutic monitoring of osteoporosis, liver function and high cholesterol. These new tests are in various stages of development, and the Company will be required to undertake time consuming and costly development activities and seek regulatory approval for these new tests before such tests can be marketed. The Company believes that revenue growth, if any, and future operating results will depend, in part, upon completing development of and successfully introducing these tests. The Company received 510(k) clearance to market the BUN/Creatinine panel in July 1997 but was denied clearance from the CDC for CLIA waived status in March, 1999. The Company submitted Alanine Aminotransferase (ALT) test for liver function to the FDA seeking 510(k) clearance in May 1999.

        General and Administrative Expense. General and administrative expense includes compensation, benefits, and expenses for outside services. General and administrative expense increased 22.5% to $594,000 in the thirteen weeks ended June 25, 1999 from $485,000 in the thirteen weeks ended June 26, 1998. This increase resulted primarily from increased head count related expense, depreciation for computer equipment, and outside services. General and administrative expenses decreased to 10.3% of revenues in the thirteen weeks ended June 25, 1999 from 10.4% in the thirteen weeks ended June 26, 1998.

        Other. Other expenses for the first thirteen weeks of fiscal 2000 of $46,000 reflect a non-recurring charge related to the Company's defense of a recently filed class action lawsuit. During the first thirteen weeks of fiscal 1999 non-recurring charges of $750,000 included approximately $500,000 due to the cancellation of a proposed common stock offering and $250K due to settlement of litigation involving a former employee. Actual expenses related to the Company's withdrawn common stock offering was $325,000 with the $175,000 balance of the original $500,000 accrual being reversed in Q2 of fiscal 1999.

        Interest and other income (expense), net. Interest and other income, net reflects income from the investment of cash balances and marketable securities. Interest income declined 23.2%

                             CHOLESTECH CORPORATION

to $149,000 in the thirteen weeks ended June 25, 1999 from $194,000 in the thirteen weeks ended June 26, 1998. This decrease was primarily the result of a reduction in the average amount invested in marketable securities for the thirteen weeks ended June 25, 1999 compared to same period in fiscal 1999.

        Income Taxes. As the Company has significant tax credit carryforwards, the provision for income taxes for the thirteen weeks ended June 25, 1999 represents the estimated alternative minimum tax. No provision for income taxes was made in the first quarter ended June 26, 1998 as the Company incurred a net loss from operations. Management expects to utilize additional net operating loss and other tax carryforward amounts to the extent income is earned during fiscal 2000. Accordingly, the Company's estimated effective tax rate is expected to remain below the federal statutory rate throughout fiscal 2000.

        New Accounting Pronouncements. During June 1998, the financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities: which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company, to date, has not engaged in derivative and hedging activities. The Company will adopt SFAS No. 133, as required, in fiscal year 2001.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has financed its operations primarily through the sale of equity securities and from positive cash flows from operations. From inception to June 25,1999, the Company raised $70.3 million in net proceeds from equity financings. As of June 25,1999, the Company had $12.4 million of cash, cash equivalents and marketable securities. In addition to these amounts, the Company has available a $3.0 million revolving bank line of credit agreement. While the agreement is in effect, the Company is required to deposit assets with a collective value, as defined in the line of credit agreement, equivalent to no less than 100% of the outstanding principal balance. Amounts outstanding under the line of credit bear interest at the bank's prime rate. The line of credit agreement expires on November 30, 1999. As of June 25, 1999, there were no borrowings outstanding under the line of credit.

        During the first quarter of fiscal 2000, a total of $975,000 of net cash was provided to the Company compared to $94K of net cash provided during the first quarter of fiscal 1999. All of the cash provided during the first quarter of fiscal 2000 was from operating activities.

        During first quarter of fiscal 2000, the Company provided $1,536,000 in net cash from operating activities compared to net cash used of $704,000 in the first quarter of fiscal 1999. The cash provided from operations in the first quarter of fiscal 2000 was primarily due to net income of $536,000 plus a reduction in accounts receivable and inventory of $625,000 and $515,000 respectively partially offset by reductions in accounts payable and accrued payroll of $155,000 and $112,000 respectively. In first quarter of fiscal 1999, the net loss and inventory purchases were the primary factors contributing to cash used in operations activities.

                             CHOLESTECH CORPORATION

        Net cash used by investing activities was $561,000 in the first quarter of fiscal 2000, consisting primarily of purchases of property and equipment of $543,000. In the first quarter of fiscal 1999, the Company provided $574,000 of net cash from investment activities resulting primarily from the Company's sale of marketable securities.

        There were no financing activities in the first quarter of fiscal 2000. However during the first quarter of fiscal 1999, $224,000 was provided by the issuance of Common Stock pursuant to the Company's stock incentive program.

        During fiscal 2000, the Company intends to expend approximately $3 million for capital purchases related to expansion of its manufacturing capacity and research and development. Non-cancelable purchase commitments at June 25, 1999 were not material.

        The Company believes that cash, cash equivalents, marketable securities, cash flows anticipated to be generated by future operations, and available bank borrowing under an existing line of credit will be sufficient to meet its operating requirements for the foreseeable future. Despite this belief, however, the Company may require additional financing. For example, the company may be required to expend greater than anticipated funds if unforeseen difficulties arise in expanding manufacturing capacity for existing cassettes or in the course of completing required additional development, obtaining necessary regulatory approvals, obtaining waived status under the Clinical Laboratory Improvement Amendments of 1988 ("CLIA") or introducing or scaling up manufacturing for new tests.

        The Company's future liquidity and capital requirements will depend upon numerous additional factors, including: the cost and timing of expansion of manufacturing capacity, the number and type of new tests the company seeks to develop; the successes of these development efforts; the costs and timing of expansion of sales and marketing activities; the extent to which the Company's existing and new products gain market acceptance; competing technological and market developments; the progress of commercialization efforts of the Company's distributors; the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights; developments related to regulatory and third party reimbursement matters and CLIA; and other factors.

   In the event that additional financing is needed, the company may seek to raise additional funds through public or private financing, collaborative relationships or arrangements. However, the Company may not be successful in obtaining necessary funds. Even if the Company does raise funds, any additional equity financing may be dilutive to shareholders, and debt financing may involve restrictive covenants that limit the manner in which the Company may be operated. Collaborative arrangements, if necessary to raise additional funds, may require the company to relinquish its rights to certain of its technologies, products or marketing territories. The failure of the Company to raise capital on acceptable terms when needed could have a material adverse effect on the Company's business, financial condition and results of operations. See "--Potential Factors Affecting Future Operating Results--Possible Future Capital Requirements; Uncertainty of additional Funding."

                             CHOLESTECH CORPORATION

YEAR 2000 COMPLIANCE

        Cholestech has an ongoing program of assessing the extent to which its internal systems and products evaluate date information ("Year 2000 dependencies"), and, if so, whether they can properly process and evaluate dates on or after the Year 2000 (whether they are "Year 2000 compliant"). The Company is taking remedial action where its systems and products are not year 2000 compliant. The Company is also evaluating contingency plans for continuing operations if Year 2000 problems arise despite its steps to avoid them. The Company expects these activities to continue throughout calendar 1999.

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

        Cholestech has also taken measures to ensure that its products are Year 2000 compliant, including an evaluation of all of it's current products for Year 2000 dependencies and Year 2000 Compliance. Based on that evaluation the Company believes its products are Year 2000 compliant. Despite this belief the Company anticipates that there exists the potential for substantial litigation which may be brought against vendors of all component products provided by the Company. The Company believes that any such claims, with or without merit, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

                             CHOLESTECH CORPORATION

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

                             CHOLESTECH CORPORATION

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


        HISTORY OF LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY; FLUCTUATIONS IN OPERATING RESULTS. Historically, the Company has experienced significant operating losses and negative cash flows from operations and, as of June 25, 1999, had an accumulated deficit of $48.0 million. The Company's first profitable quarter was the first quarter of fiscal 1998, and its first profitable year was fiscal 1998, however, the Company recorded a net loss of $73,000 for fiscal 1999. The Company's ability to return to its recent profitability and positive cash flows from operations will depend, in part, upon continued commercialization of existing product offerings, of which there can be no assurance. The Company's ability to return to profitability and positive cash flows from operations will also depend upon the level and timing of research and development expenditures and the Company's ability to complete the development of and successfully introduce and market additional tests. The Company may experience significant fluctuations in revenues and results of operations on a quarter to quarter basis in the future. Quarterly operating results will fluctuate due to numerous factors, including:

o       The timing and level of market acceptance of the L-D-X System;

o       The timing of the introduction and availability of new tests;

o The timing and level of expenditures associated with development activities;

o The timing and level of expenditures associated with expansion of sales and marketing activities and overall operations;

                             CHOLESTECH CORPORATION

o       The Company's ability to reduce cost of cassette manufacturing

o       Variations in manufacturing efficiencies;

o The timing of establishment, or loss, of strategic distribution arrangements and the success of the activities conducted under such arrangements;

o Changes in demand for its products based on changes in third party reimbursement, competition, changes in government regulation and other factors;

o       The timing of significant orders from and shipments to customers;

o       Product pricing and discounts;

o       Variations in the mix of products sold; and

o       General economic conditions.

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

        DEPENDENCE ON DEVELOPMENT, INTRODUCTION AND MARKET ACCEPTANCE OF NEW TESTS. The Company is at various stages of development of tests designed to extend the capabilities of the L-D-X System. The Company believes that its revenue growth and future operating results will depend, in part, upon its ability to complete development of, and successfully introduce, these new tests. The Company will be required to undertake time-consuming and costly development, sales and marketing, manufacturing and other activities, as well as seek regulatory approval for these new tests. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these new tests, that regulatory clearance or approval of any new tests will be granted by the FDA or the CDC (for CLIA waived status) on a timely basis, or at all, that the new tests will adequately meet the requirements of the applicable market or achieve market acceptance or that the Company will be able to achieve and maintain cost efficient, high volume manufacturing capacity for any new tests. In July 1997, the FDA approved the Company's request for clearance to market the Company's BUN/Creatinine single use test cassette pursuant to Section 510(k) of the FDC Act. In December 1997, the Company submitted to the CDC a request for CLIA waiver for the use of the BUN/Creatinine test cassette with the L-D-X System. The CDC rejected the Company's request in March of 1999. Because the CDC's evaluation of applications for CLIA waived status is not based upon precisely defined, objectively measurable criteria, the Company cannot predict the likelihood of obtaining waived status in the future for the BUN/Creatinine product. In order to successfully commercialize the BUN/Creatinine test cassette or other future tests in the United States, the Company believes it is critical to obtain waived status under CLIA. In order to successfully commercialize any new tests, including the BUN/Creatinine test cassette, the Company will be required to establish and maintain reliable, cost-efficient, high-volume

                             CHOLESTECH CORPORATION

manufacturing capacity for such tests. The Company has in the past encountered difficulties in scaling up production of new test cassettes, including problems involving production yields, quality control and assurance, variations and impurities in raw materials and performance of the manufacturing equipment.

        In May 1996, the Company entered into a development, marketing and licensing agreement with Metra Biosystems to develop an immunoassay cassette incorporating Metra Biosystems' bone resorption technology to be used on the L-D-X System. Metra Biosystems is obligated to purchase $750,000 of additional shares of Common Stock at the then current market price upon the completion of specified milestones by the Company unless Metra Biosystems exercises its right to terminate the agreement, which it may do at any time. There can be no assurance that Metra Biosystems will not terminate the agreement or that Metra Biosystems will purchase any additional Common Stock. If the Company is unable, for technological or other reasons, to complete the development, introduction and scale up of manufacturing of any new tests, if the Company fails to obtain regulatory approval for any such tests on a timely basis, or if such new tests do not achieve a significant level of market acceptance, the Company's business, financial conditional and results of operations could be materially adversely affected. See "Business--Products Under Development," "--Manufacturing" and "--Government Regulation."


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

                             CHOLESTECH CORPORATION

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

                             CHOLESTECH CORPORATION

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

                             CHOLESTECH CORPORATION

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

        The use of the Company's products and those of its competitors is also affected by federal and state regulations, which provide for regulation of laboratory testing, as well as by the laws and regulations of foreign countries. The scope of these regulations includes quality control, proficiency testing, personnel standards and inspections. For example, in the United States, CLIA categorizes tests as "waived," or as being "moderately complex" or "highly complex" on the basis of specific criteria. In January 1996, the L-D-X Analyzer and the Company's total cholesterol, HDL (high density lipoproteins), Triglycerides and glucose tests in any combination were classified as waived under CLIA. The Company received 510(k) clearance to market the BIN/Creatinine panel in July 1997 but was denied clearance from the CDC for CLIA waived status in March, 1999. In order to successfully commercialize the tests that are currently under development, the Company believes that it will be critical to obtain waived classification for such tests under CLIA. There can be no assurance that any new tests developed by the Company will qualify for CLIA waived classification. Any failure of the new tests to obtain waived status under CLIA will adversely impact the Company's ability to commercialize such tests, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, there can be no assurance that any future amendment of CLIA or the promulgation of additional regulations impacting laboratory testing will not have an adverse effect on the Company's ability to market the L-D-X System. For example, if CLIA regulations were modified in a manner that reduced regulatory requirements and burdens faced by competitive products, certain competitive advantages of the L-D-X System's waived status could be reduced or eliminated.

                             CHOLESTECH CORPORATION

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

        POSSIBLE FUTURE CAPITAL REQUIREMENTS; UNCERTAINTY OF ADDITIONAL FUNDING. The Company intends to expend substantial funds for capital equipment related to the expansion of its manufacturing capacity, research and development, including expansion of its product line and enhancement of its current products, expansion of sales and marketing activities and other working capital and general corporate purposes. Although the Company believes that the Company's cash, cash equivalents, marketable securities, cash flow anticipated to be generated by future operations, and available bank borrowings under an existing line of credit will be sufficient to meet its operating requirements for the foreseeable future, there can be no assurance that the Company will not require additional financing. For example, the Company may be required to expend greater than anticipated funds if unforeseen difficulties arise in expanding manufacturing capacity for existing cassettes or in the course of completing required additional development, obtaining necessary regulatory approvals, obtaining waived status under CLIA or introducing or scaling up manufacturing for new tests. The Company's future liquidity and capital requirements will depend upon numerous additional factors, including: the costs and timing of expansion of manufacturing capacity; the number and type of new tests the Company

                             CHOLESTECH CORPORATION

seeks to develop; the success of these development efforts; the costs and timing of expansion of sales and marketing activities; the extent to which the Company's existing and new products gain market acceptance; competing technological and market developments; the progress of commercialization efforts of the Company's distributors; the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights; developments related to regulatory and third party reimbursement matters and CLIA; and other factors. In the event that additional financing is needed, the Company may seek to raise additional funds through public or private financing, collaborative relationships or other arrangements. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its technologies, products or marketing territories. The failure of the Company to raise capital on acceptable terms when needed could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that such financing, if required, will be available on satisfactory terms, or at all. See "--Liquidity and Capital Resources."

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

                             CHOLESTECH CORPORATION

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


ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is exposed to market risks due primarily to changes in interest rates. The Company does not use derivatives to alter the interest rate characteristics of its investment securities. The Company has no holdings of derivative or commodity instruments and does not transact business in foreign currencies.

        The fair value of the Company's investment portfolio or related interest income would not be significantly impacted by changes in interest rates since the investment maturates are short and the interest rates are primarily fixed.

                             CHOLESTECH CORPORATION

                           PART II - OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS.

        On February 5, 1999, a complaint entitled Ree v. Pinckert, et al., No. C99-0562 (MMC) was filed in the United States District Court for the Northern District of California. The Action is a putative class action and the complaint alleges that Cholestech and an officer, Mr. Pinckert, violated the federal securities laws by misleading investors during the time period of July 30, 1997 - June 26, 1998 concerning the Company's business and its future prospects. On June 24, 1999, plaintiffs filed an amended complaint, which expanded the putative class period to June 28, 1996 through June 25, 1998. The amended complaint's substantive allegations and purported causes of action remain based on allegations that the Company misled shareholders concerning the Company's business and its future prospects. The complaint does not specify alleged damages. The Company intends to defend the case vigorously. The Company does not believe that the defendants in the class action engaged in any wrongdoing, and that the outcome of this matter will not result in a material adverse effect, however, there can be no assurance that the lawsuit will be resolved in the Company's favor. The action is in its preliminary stages and a trial date has not been set.

                The Company is subject to other claims and legal actions in the ordinary course of business, none of which are expected to result in a material adverse outcome.


ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                No matters were submitted to a vote of the security holders during the thirteen weeks ended June 25, 1999.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K.


                (a)    Exhibits:

                (b)

          10.22       Employment Agreement between Registrant and Andrea J.
                      Tiller dated November 14, 1996.
          10.23       Employment Agreement between Registrant and Robert J.
                      Dominici dated July 15, 1998.

                             CHOLESTECH CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CHOLESTECH CORPORATION



Date August 3, 1999                 /s/    Warren E. Pinckert II
    ------------------------        --------------------------------------------
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

                             CHOLESTECH CORPORATION

                                 Exhibit Index


Exhibit
  No.                 Description
- -------               -----------
10.22                 Employment Agreement between Registrant and Andrea J.
                      Tiller dated November 14, 1996.
10.23                 Employment Agreement between Registrant and Robert J.
                      Dominici dated July 15, 1998.
27.1                  Financial Data Schedule