Form 10-Q
period 1999-09-24
CHOLESTECH CORPORATION
filed 1999-11-05
CIK 887227

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
        For the quarterly period ended September 24, 1999

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


At September 24, 1999, 11,817,390 shares of common stock of the Registrant were outstanding.

                             CHOLESTECH CORPORATION


                                     PART I

                              FINANCIAL INFORMATION

                                                                           Page
                                                                           ----
ITEM 1. FINANCIAL STATEMENTS.

        Condensed Balance Sheets                                             3

        Condensed Statements of Operations                                   4

        Condensed Statements of Cash Flows                                   5

        Notes to Condensed Financial Statements                              6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.                                 9



                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                   30

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
        SECURITY HOLDERS.                                                   31

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.                                   31

SIGNATURES                                                                  32

                             CHOLESTECH CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

ASSETS
                                                   September 24, 1999     March 26, 1999 (1)
                                                   ------------------     ------------------
Current assets:
   Cash and cash equivalents                            $  6,191                $  5,529
   Marketable securities                                   4,007                   3,018
   Accounts receivable, net                                3,087                   2,637
   Inventories                                             3,484                   4,532
   Prepaid expenses and other current assets                 405                     140
                                                        --------                --------
     Total current assets                                 17,174                  15,856

Property and equipment, net                                5,870                   5,489
Long-term investments                                      3,847                   2,880
Other assets, net                                             55                      58
                                                        --------                --------
Total assets                                            $ 26,946                $ 24,283
                                                        ========                ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                $  1,586                $  1,433
   Accrued payroll and benefits                            1,078                     990
   Product warranty                                           91                      91
                                                        --------                --------
     Total current liabilities                             2,755                   2,514
                                                        --------                --------

Shareholders' equity:
   Preferred stock                                            --                      --
   Common stock                                           71,505                  70,311
   Accumulated other comprehensive income (loss)             (24)                     14
   Accumulated deficit                                   (47,290)                (48,556)
                                                        --------                --------
     Total shareholders' equity                           24,191                  21,769
                                                        --------                --------
Total liabilities and shareholders' equity              $ 26,946                $ 24,283
                                                        ========                ========

(1) The information in this column was derived from the Company's audited financial statements for the fiscal year ended March 26, 1999.

                   See Notes to Condensed Financial Statements

                             CHOLESTECH CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                                 Thirteen weeks ended                Twenty-six weeks ended
                                                              -------------------------            -------------------------
                                                              9/24/99           9/25/98            9/24/99           9/25/98
                                                              -------           -------            -------           -------
Revenues:
  Domestic                                                   $  5,371          $  5,144           $ 10,432          $  9,315
  International                                                   957               963              1,671             1,477
                                                             --------          --------           --------          --------
                                                                6,328             6,107             12,103            10,792
Cost of products sold                                           2,593             2,984              5,193             4,886
                                                             --------          --------           --------          --------
Gross profit                                                    3,735             3,123              6,910             5,906
                                                             --------          --------           --------          --------
Operating expenses:
  Sales and marketing                                           1,666             1,818              3,204             3,446
  Research and development                                        679               729              1,273             1,428
  General and administrative                                      645               646              1,238             1,131
  Other                                                           173              (175)               219               575
                                                             --------          --------           --------          --------
  Total operating expenses                                      3,163             3,018              5,934             6,580
                                                             --------          --------           --------          --------

Income (loss) from operations                                     572               105                976              (674)

Interest and other income, net                                    185               218                333               412
                                                             --------          --------           --------          --------
Income (loss) before taxes                                        757               323              1,309              (262)
Provision for income taxes                                         27                13                 43                13
                                                             --------          --------           --------          --------
Net income (loss)                                            $    730          $    310           $  1,266          $   (275)
                                                             ========          ========           ========          ========

Net income (loss) per share:
        Basic                                                $   0.06          $   0.03           $   0.11          $  (0.02)
                                                             ========          ========           ========          ========
        Diluted                                              $   0.06          $   0.03           $   0.11          $  (0.02)
                                                             ========          ========           ========          ========

Shares used to compute net income (loss) per share:
        Basic                                                  11,628            11,473             11,573            11,473
                                                             ========          ========           ========          ========
        Diluted                                                11,969            11,764             11,899            11,473
                                                             ========          ========           ========          ========



                   See Notes to Condensed Financial Statements

                             CHOLESTECH CORPORATION


                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                            Twenty-six weeks ended
                                                                      ----------------------------------
                                                                      Sept. 24, 1999      Sept. 25, 1998
                                                                      --------------      --------------
Cash flows from operating activities:
   Net income (loss)                                                     $  1,266           $   (275)
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
     Depreciation and amortization                                            717                904
     Allowance for doubtful accounts                                           10                (49)
     Changes in assets and liabilities:
        Accounts receivable                                                  (460)               666
        Inventories                                                         1,048             (2,348)
        Prepaid expenses and other assets                                    (265)              (309)
        Other assets                                                            3                 (1)
        Accounts payable and accrued expenses                                 153             (1,085)
        Accrued payroll and benefits                                           88               (180)
                                                                         --------           --------
        Net cash provided by (used in) operating activities                 2,560             (2,677)
                                                                         --------           --------

Cash flows from investing activities:
   Proceeds from sale of marketable securities                              9,423              7,799
   Purchases of marketable securities                                     (11,417)            (5,260)
   Purchases of property and equipment                                     (1,098)            (1,643)
                                                                         --------           --------
        Net cash provided by (used in) investing activities                (3,092)               896
                                                                         --------           --------

Cash flows from financing activities:
   Issuance of common stock                                                 1,194                329
                                                                         --------           --------
        Net cash provided by financing activities                           1,194                329
                                                                         --------           --------

Net change in cash and cash equivalents                                       662             (1,452)
Cash and cash equivalents at beginning of period                            5,529              5,130
                                                                         --------           --------
Cash and cash equivalents at end of period                               $  6,191           $  3,678
                                                                         ========           ========


                   See Notes to Condensed Financial Statements

                             CHOLESTECH CORPORATION


                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.      INTERIM RESULTS

        The interim unaudited financial information of Cholestech Corporation (the "Company") is prepared in conformity with generally accepted accounting principles and such principles are applied on a basis consistent with the audited financial information contained in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 17, 1999. The financial information included herein has been prepared by management, without audit by independent accountants who do not express an opinion thereon, and should be read in conjunction with the audited financial statements contained in the Annual Report on Form 10-K for the fiscal year ended March 26, 1999. The condensed balance sheet as of March 26, 1999, has been derived from, but does not include all the disclosures contained in, the audited financial statements for the year ended March 26, 1999. The information furnished includes all adjustments and accruals consisting only of normal recurring accrual adjustments that are, in the opinion of management, necessary for a fair presentation of results for the interim periods. Certain information or footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

        The interim results are not necessarily indicative of the results of operations for the full fiscal year ending March 31, 2000.


2.      BALANCE SHEET DATA

        The components of inventories are as follows (in thousands):

                                              SEPTEMBER 25, 1999      MARCH 26, 1999
                                              ------------------      --------------
               Raw materials                       $ 1,403            $   1,598
               Work-in-process                       1,138                1,398
               Finished goods                          943                1,536
                                                    ------                -----
                                                    $3,484               $4,532
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

                             CHOLESTECH CORPORATION


        A reconciliation of the basic and diluted earnings per share calculations follows:

        (In thousands, except per share data)


                           Thirteen Weeks Ended                 Twenty-six Weeks Ended
                            September 24, 1999                    September 24, 1999
                       -----------------------------        -----------------------------
                       Income     Shares   Per share         Income     Shares  Per share
Basic EPS               $730      11,628     $0.06          $ 1,266     11,573   $ 0.11
Effect of dilutive
 securities                          341        --                         326       --

Diluted EPS             $730      11,969     $0.06          $ 1,266     11,899   $ 0.11


                           Thirteen Weeks Ended                 Twenty-six Weeks Ended
                            September 25, 1998                   September 25, 1998
                       -----------------------------        -----------------------------
                       Income     Shares   Per share           Loss     Shares  Per share
Basic EPS               $310      11,473     $0.03          $  (275)    11,473   $(0.02)
Effect of dilutive
 securities                          291        --                          --       --

Diluted EPS             $310      11,764     $0.03          $  (275)    11,473   $(0.02)


        Due to the loss incurred in the twenty-six week period ended September 25, 1998, options to purchase 609,000 shares of common stock were considered antidilutive and were therefore not included in the loss per share calculation for that period.

4.      BORROWING ARRANGEMENTS

        The Company has an agreement with Wells Fargo Bank for a $3 million revolving line of credit (the "line of credit"). While the agreement is in effect, the Company is required to maintain on deposit with the bank assets with a collective value, as defined in the line of credit agreement, equivalent to no less than 100% of the outstanding principle balance. Amounts outstanding under the line of credit bear interest at the bank's prime rate. The line of credit agreement expires on November 30, 1999. As of September 24, 1999, and September 25, 1998, there were no borrowings outstanding under the line of credit.

5.      NEW ACCOUNTING PRONOUNCEMENTS

        During June, 1998, the financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The

                             CHOLESTECH CORPORATION


        Company, to date, has not engaged in derivative and hedging activities. The Company will adopt SFAS No. 133 in fiscal year 2001.

6.      SHAREHOLDER RIGHTS PLAN

        In January, 1997, the Board of Directors approved a shareholder rights plan under which shareholders of record on March 31, 1997, received a right to purchase (the "Right") one-thousandth of a share of Series A Participating Preferred Stock at an exercise price of $44.00, subject to adjustment. The Rights will separate from the Common Stock and Rights certificates will be issued and will become exercisable upon the earlier of: (i) 10 days (or such later date as may be determined by a majority of the Board of Directors) following a public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the Company's outstanding Common Stock or (ii) 10 business days following the commencement of, or announcement of an intention to make, a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the Company's outstanding Common Stock. The Rights expire on the earlier of
        (i) January 22, 2007, or (ii) redemption or exchange of the Rights.


7.      LITIGATION AND OTHER EVENTS

        On February 5, 1999, a complaint entitled Ree v. Pinckert, et al., No. C99-0562 (MMC) was filed in the United States District Court for the Northern District of California. The Action is a putative class action and the complaint alleges that Cholestech and an officer, Mr. Pinckert, violated the federal securities laws by misleading investors during the time period of July 30, 1997 - June 26, 1998, concerning the Company's business and its future prospects. On June 24, 1999, plaintiffs filed an amended complaint, which expanded the putative class period to June 28, 1996, through June 25, 1998. The amended complaint's substantive allegations and purported causes of action remain based on allegations that the Company misled shareholders concerning the Company's business and its future prospects. The complaint does not specify alleged damages. The Company intends to defend the case vigorously. The Company does not believe that the defendants in the class action engaged in any wrongdoing, and that the outcome of this matter will not result in a material adverse effect, however, there can be no assurance that the lawsuit will be resolved in the Company's favor. The action is in its preliminary stages and a trial date has not been set.

        The Company is subject to various legal claims and assessments in the ordinary course of business, none of which are expected by management to result in a material adverse effect on the financial statements.

                             CHOLESTECH CORPORATION


  ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors discussed herein, under "General", "Year 2000 Compliance", and "Potential Factors Affecting Future Operating Results." These forward-looking statements include, but are not limited to: (1) the statement under "General", that the Company may incur negative cash flows as it expands manufacturing, research and development, sales and marketing, and pursues regulatory approvals for its products; (2) the statement under "General" that the Company expects product mix to change from time to time; (3) the statement in the first paragraph under "Revenues" that the dollar amount and proportion of international revenues may fluctuate from period to period; (4) the statements under "Research and Development" that the development of tests for new disease states and the Company's anticipation that research and development expenditures will increase; (5) statements under "Income Taxes" regarding the use of additional tax net operating losses and other tax carryforward amounts, and the Company's effective tax rate; and (6) the statements in the second and third paragraphs under "Liquidity and Capital Resources" that the capital expenditures relating to expansion of manufacturing, research and development, and sales and marketing, will be substantial, and that the Company's liquid assets, cash from operations, and available bank funds, will be sufficient to meet its capital requirements for the foreseeable future.

GENERAL

        The Company develops, manufactures and markets the Cholestech L-D-X(R) System ("L-D-X System"), consisting of the L-D-X Analyzer and a variety of single use test cassettes, which performs near-patient diagnostic screening and therapeutic monitoring for the management of prevalent chronic diseases (preventive care testing). The L-D-X System is capable of measuring multiple analytes simultaneously with a single drop of whole blood within five minutes. The Company currently markets the L-D-X System, including the L-D-X analyzer and a variety of single use test cassettes, to the physician office laboratory
(POL), pharmacy, and health promotion markets in the United States, and internationally. The Company has experienced significant operating losses and, as of September 24, 1999, had an accumulated deficit of $47.3 million. The L-D-X System, including the L-D-X Analyzer -the Company's only product platform- and single use test cassettes, will continue to account for substantially all of the Company's revenues for the foreseeable future. In order for the Company to increase revenues, sustain profitability and maintain positive cash flows from operations, the L-D-X System must continue to gain market acceptance among health care providers, particularly in POLs and pharmacies, to which the Company has made only limited sales to date. The acceptance of the Company's L-D-X System by the pharmacy market has progressed more slowly than anticipated. This is due to the issues of third party reimbursement, State Government approval, and awareness by the pharmacy market that the L-D-X System could add value to their businesses. The Company is developing certain additional tests designed to extend the capabilities of the L-D-X System. The Company believes that its future growth will depend, in part, upon its ability to complete development of and successfully introduce these new tests.

        The Company may incur negative cash flows from operations as it expands manufacturing capacity for existing and new test cassettes, increases product research and

                             CHOLESTECH CORPORATION


development efforts for new test cassettes, expands sales and marketing activities, and pursues regulatory clearances and approvals. The development and commercialization of new tests will require additional development, sales and marketing, manufacturing and other expenditures. The required level and timing of such expenditures will have an impact on the Company's ability to maintain profitability and positive cash flows from operations.

        The Company expects its product mix to change from time to time, and these changes will affect the Company's revenues and operating results. In the POL and pharmacy markets, the Company generally has found that these markets use a higher proportion of lipid profile cassettes for therapeutic monitoring purposes, which test cassettes typically have higher selling prices and associated gross margins than the Company's other tests. However, the Company has also experienced a relatively lower rate of testing per day in these markets than in the health promotion market.

        The Company is currently developing additional tests for diagnostic screening and therapeutic monitoring of osteoporosis, liver function, and high cholesterol. These new tests are in various stages of development, and the Company will be required to undertake time consuming and costly development activities and seek regulatory approval for these new tests before such tests can be marketed. The Company believes that revenue growth, if any, and future operating results will depend, in part, upon completing development of and successfully introducing these tests. The Company received 510(k) clearance to market the BUN/Creatinine panel in July, 1997, but was denied clearance from the CDC for CLIA waived status in March, 1999. The Company is currently reassessing the best course of action for resubmittal. The Company received 510(k) clearance to market the Alanine Aminotransferase (ALT) test for liver function in September, 1999. Subsequently the Company submitted the ALT test to the CDC seeking CLIA waved status in September, 1999. The Company can not estimate when the CDC will determine whether to grant CLIA waived status for this test or whether such waived status will be granted.


RESULT OF OPERATIONS

         THIRTEEN WEEKS ENDED SEPTEMBER 24, 1999, AND SEPTEMBER 25, 1998
                                       AND
        TWENTY-SIX WEEKS ENDED SEPTEMBER 24, 1999, AND SEPTEMBER 25, 1998

        Revenues. During the thirteen weeks ended September 24, 1999, revenues increased 3.6% to $6.3 million from $6.1 million in the thirteen weeks ended September 25, 1998. The increase in revenues primarily reflects an increase in domestic revenues of $227,000 or 4.4% to $5.4 million from $5.1 million. This increase reflects a $900,000 increase in sales of single-use test cassettes, mainly to health care providers in the health promotion and POL markets. This was partially offset by a $686,000 decrease in sales of L-D-X Analyzers, mainly to pharmacy market.

        International revenues decreased by 0.6% or $6,000 from $963,000 to $957,000 for the thirteen weeks ended June 25, 1999, compared to the same period in fiscal 1999. Although the total change was not large, product mix reflected a change of $181,000 between sales of L-D-X

                             CHOLESTECH CORPORATION



Analyzers and single use-test cassettes. The Company expects that the dollar amount and mix of international revenues may over time fluctuate from period to period.

        During the first twenty-six weeks of fiscal 2000, revenues increased $1.3 million (12.1%) to $12.1 million from $10.8 million in the first twenty-six weeks of fiscal 1999. Domestic revenue increased 12.0% from $9.3 million to $10.4 million compared to the corresponding twenty-six weeks of fiscal 1999. The increase in revenue can be attributed to higher unit sales of single use test cassettes to the health promotion and POL markets. During the first twenty-six weeks of fiscal 2000, international revenues increased $194,000 or 13.1% over the first twenty-six weeks of fiscal 1999. The international revenue growth was primarily in the European market. As with the domestic market, sales growth came predominantly from the sales of single-use test cassettes.

        Cost of Products Sold. Cost of products sold includes direct labor, direct material, overhead and royalties. Cost of products sold decreased 13.1% to $2.6 million in the thirteen weeks ended September 24, 1999, from $3.0 million in the thirteen weeks ended September 25, 1998. Gross margin was 59.0% and 51.1% of total revenues in the thirteen weeks ended September 24, 1999, and September 25, 1998, respectively. The improvement in gross margin as a percentage of revenues were primarily attributable to a lower headcount for both direct and indirect workers resulting in lower labor and overhead spending, compared to the quarter ended September 25, 1999. Additionally, the gross margin was improved to a lesser extent by an increase in the average sale price for the single use test cassettes.

        For the first twenty-six weeks of fiscal 2000, cost of product sold increased $307,000 (6.3%) to $5.2 million from $4.9 million for the first twenty-six weeks of fiscal 1999. The increase in cost of product was attributed to the higher volume of single-use test cassettes resulting in gross margins of 57.1% and 54.7% in the first twenty-six weeks of fiscal 2000 and 1999, respectively.

        The Company has licensed certain technology used in the manufacture of its disposable cassette products. The license agreement, which expires in 2006, requires the Company to pay a royalty of 2.0% on net sales of the applicable products. Total royalty expenses in the thirteen weeks ended September 24, 1999, and September 25, 1998, were $102,000 and $101,000, respectively, and were charged to cost of products sold. Total royalty expenses for the first twenty-six weeks of fiscal 2000 and the comparable period of fiscal 1999 were $205,000 and $232,000, respectively, and also were charged to cost of products sold.

        Sales and Marketing Expense. Sales and marketing expense includes salaries, commissions, bonuses, expenses for outside services related to marketing programs, and travel. Sales and marketing expense decreased 8.4% to $1.7 million in the thirteen weeks ended September 24, 1999, from $1.8 million in the thirteen weeks ended September 26, 1998. Sales and marketing expense decreased to 26.3% of revenues in the second quarter of fiscal 2000 from 29.8% in the second quarter of fiscal 1999. This decrease was related to reduced head count which resulted in lower wage and benefit costs.

        For the first twenty-six weeks of fiscal 2000, Sales and marketing expense was $3.2 million compared to $3.5 million for the first twenty-six weeks of fiscal 1999. In addition to lower head count, the reduction was obtained primarily through stronger expense control

                             CHOLESTECH CORPORATION


including more selective use of print media and travel. Sales and marketing expense decreased to 26.5% of revenues for the twenty-six weeks of fiscal 2000 from 31.9% for the first twenty-six weeks of fiscal 1999.

        Research and Development Expenses. Research and development expense includes salaries, bonuses, expenses for outside services, supplies, and depreciation of capital equipment. Research and development expense decreased 6.9% to $679,000 in the thirteen weeks ended September 24, 1999, from $729,000 in the thirteen weeks ended September 25, 1998. This decrease was due to a reduction in head count and related benefits costs. Research and development expenses as a percentage of revenues decreased to 10.7% for the thirteen weeks ended September 24, 1999, from 11.9% for the thirteen weeks ended June 26, 1998.

        Research and development expenses for the first twenty-six weeks of fiscal 2000 were $1.3 million compared to $1.4 million for the first twenty-six weeks of fiscal 1999. The decline in head count resulting in lower wage and benefits cost were the prime cause of decreased spending. Research and development expenses as a percentage of revenues decreased to 10.5% for the first twenty-six weeks of fiscal 2000 from 13.2% for the same twenty-six weeks of fiscal 1999.

        General and Administrative Expense. General and administrative expense includes compensation, benefits, and expenses for outside services. General and administrative expense remained constant at approximately $646,000 for both the thirteen weeks ended September 24, 1999, and the thirteen weeks ended September 25, 1998. General and administrative expenses decreased to 10.2% of revenues in the thirteen weeks ended September 24, 1999, from 10.6% in the thirteen weeks ended September 25, 1998.

        General and administrative expense for the first twenty-six weeks of fiscal 2000 were $1.2 million compared to $1.1 million for the same period in fiscal 1999. The increase relates to additional outside services. General and administrative expenses decreased to 10.2% of revenues in the first twenty-six weeks of fiscal 2000 from 10.5% in the same period in fiscal 1999.

        Other. Other expense for the second quarter of fiscal 2000 was $173,000 compared to a credit of $175,000 for the respective quarter of fiscal 1999. The fiscal 2000 second quarter reflects charges related to the Company's defense of the recently filed putative class action lawsuit and a charge relating to the amendment of certain outstanding employee stock options to increase their term by two years. The credit in the second quarter of fiscal 1999 resulted from Company management's negotiating a cost reduction in expenses associated with its withdrawn public stock offering.

        Interest and other income, net. Interest and other income, net reflects income from the investment of cash balances and marketable securities. Interest income declined 15.1% to $185,000 in the thirteen weeks ended September 24, 1999, from $218,000 in the thirteen weeks ended September 25, 1998. This decrease was equally the result of a reduction in the average amount invested in marketable securities and a decline in yield.

        Interest income declined by 19.2% to $333,000 in the first twenty-six weeks of fiscal 2000 from $412,000 for the same period in fiscal 1999. The reduction was attributed to both a lower investment value and lower yields due to investment instrument mix.

                             CHOLESTECH CORPORATION


        Income Taxes. As the Company has significant tax credit carryforwards, the provision for income taxes for the thirteen weeks ended September 24, 1999, and September 25, 1998, represents the estimated alternative minimum tax. Management expects to utilize additional net operating loss and other tax carryforward amounts to the extent income is earned during fiscal 2000. Accordingly, the Company's estimated effective tax rate is expected to remain below the federal statutory rate throughout fiscal 2000.

        New Accounting Pronouncements. During June, 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company, to date, has not engaged in derivative and hedging activities. The Company will adopt SFAS No. 133, as required, in fiscal year 2001.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has financed its operations primarily through the sale of equity securities and from positive cash flows from operations. From inception to September 24, 1999, the Company raised $71.5 million in net proceeds from equity financings. As of September 24, 1999, the Company had $14.0 million of cash, cash equivalents and marketable securities. In addition to these amounts, the Company has available a $3.0 million revolving bank line of credit agreement. While the agreement is in effect, the Company is required to deposit assets with a collective value, as defined in the line of credit agreement, equivalent to no less than 100% of the outstanding principal balance. Amounts outstanding under the line of credit bear interest at the bank's prime rate. The line of credit agreement expires on November 30, 1999. As of September 24, 1999, there were no borrowings outstanding under the line of credit.

        During the first twenty-six weeks of fiscal 2000, the Company provided $2.6 million in net cash from operating activities compared to net cash used of $2.7 million in the first twenty-six weeks of fiscal 1999. The net cash provided from operations in the first twenty-six weeks of fiscal 2000 was primarily due to net income of $1.3 million adjustments for non-cash items including $717,000 for depreciation and amortization and $1.0 million for decreased inventories. In the corresponding twenty-six weeks of fiscal 1999, at net loss of $275,000 plus adjustments for non-cash items including $2.3 million for increased inventories and $1.1 million for decreases in accounts payable were the primary factor contributing to cash used in operations activities.

        Net cash used by investing activities was $3.1 million in the first twenty-six weeks of fiscal 2000, consisting primarily of net purchases of marketable securities totaling $2.0 million and purchase of equipment totaling $1.1 million. For the twenty-six weeks of fiscal 1999, the Company provided $2.5 million of net cash from the sale of marketable securities and purchased $1.6 million of equipment.

        Proceeds from the Company's stock option incentive program sales provided $1.2 million in the first twenty-six weeks of fiscal 2000. For the corresponding twenty-six weeks of fiscal

                             CHOLESTECH CORPORATION


1999, $329,000 was provided by the issuance of Common Stock pursuant to the Company's stock incentive program.

        Over the balance of fiscal 2000, the Company intends to expend approximately $2.2 million for capital purchases related to expansion of its manufacturing capacity and research and development. Non-cancelable purchase commitments at September 24, 1999, were not material.

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

        In the event that additional financing is needed, the company may seek to raise additional funds through debt, public or private financing, collaborative relationships or arrangements. However, the Company may not be successful in obtaining necessary funds. Even if the Company does raise funds, any additional equity financing may be dilutive to shareholders, and debt financing may involve restrictive covenants that limit the manner in which the Company may be operated. Collaborative arrangements, if necessary to raise additional funds, may require the company to relinquish its rights to certain of its technologies, products or marketing territories. The failure of the Company to raise capital on acceptable terms when needed could have a material adverse effect on the Company's business, financial condition and results of operations. See "--Potential Factors Affecting Future Operating Results--Possible Future Capital Requirements; Uncertainty of additional Funding."

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

        The Company believes that it has identified the Year 2000 dependencies in its internal systems. It has examined all critical systems including manufacturing, sales, development, communications, and financial systems. It has also examined its non-computer electronic devices that contain microprocessors and are critical to the Company's operations (for example, telephones, manufacturing machinery, and security systems). As these dependencies have been identified, Cholestech has been taking the remedial measures it believes are necessary for its internal systems to be Year 2000 compliant. These measures have included establishing a Year 2000 Task Force, increased awareness/communication of the Year 2000 issues, inventorying the Company's systems and equipment, assessment of the inventory and implementation and review of remediated systems and equipment. The Company is not currently aware of any Year 2000 dependencies in its internal systems that could have a material impact on its business should the Company fail to make such systems Year 2000 compliant. The Company is also not aware of any material operational issues or costs associated with preparing its internal systems for the Year 2000. However, no assurances can be given that Cholestech will not experience unanticipated material costs caused by undetected errors or defects in its internal systems. Delays in implementation of new information systems and a failure to identify and remediate all of its Year 2000 dependencies could result in material adverse consequences to the Company's business, financial conditions, and results of operations.

        Cholestech has also taken measures to ensure that its products are Year 2000 compliant, including an evaluation of all of it's products for Year 2000 dependencies and Year 2000 compliance. Based on that evaluation, the Company believes its products, are Year 2000 compliant.

        The L-D-X System contains software that may be used to integrate test results with an end user's medical records system. It is likely that, commencing in the Year 2000 or before, the functionality of certain medical records systems will be adversely affected when one or more component products of such systems are unable to process four digit characters representing years and, therefore, the medical records system would not be Year 2000 compliant. At this time, the Company believes that its products are Year 2000 compliant. The Company has not, and does not plan to, poll all of its customers to determine whether they are using the L-D-X System with other systems that are not Year 2000 compliant. If a significant portion of the Company's customers were to be unable to integrate L-D-X System data with their other information systems, such customers may stop using the L-D-X System. This would materially and adversely effect the Company's business, financial condition, and results of operations.

                             CHOLESTECH CORPORATION


        Additionally, parties with whom the Company does business may not be in Year 2000 compliance, which could have a material adverse effect on the Company's business, financial condition and results of operations. Cholestech is working with the key suppliers of products and services as well as distributors of the Company's products to determine whether their systems, products, and services are Year 2000 compliant. The Company is also monitoring their progress toward Year 2000 compliance. This investigational and monitoring process has included questionnaires that the Company has sent to the organizations with which the Company conducts a material amount of business. These efforts will continue into the year 2000. Despite this effort the Company anticipates that there exists the potential for substantial litigation which may be brought against vendors of component products provided to the Company. The Company believes that any such claims, with or without merit, could have a material adverse effect on the Company's business, financial condition, and results of operations.

        At this point in time, nearly all of the sole source and key suppliers have made representations of being year 2000 compliant, and the Company has an adequate inventory to bridge any short-term delivery problems. Even if the Company identifies Year 2000 dependency problems in its key vendors or suppliers, there can be no assurance that such dependencies will be remediated. If any of the Company's sole source and key vendors, suppliers, or distributors have systems that are not Year 2000 compliant, Cholestech may be prevented from manufacturing and/or distributing its products for a significant period of time. The Company may not be able to establish alternative business relationships in a timely fashion, on acceptable terms, or at all. This could have a material adverse effect on the Company's business, financial condition, and results of operations.

        Cholestech has incurred and will incur various costs to conduct testing and modification of its products and to provide customer support services regarding Year 2000 issues. It also anticipates that these costs will continue through calendar year 1999. To date, the costs incurred and anticipated costs related to the Company's Year 2000 readiness program have been immaterial. This estimate is based on a current assessment and is subject to change as the Company's Year 2000 readiness program progresses. If any litigation arises from Year 2000 dependency issues that we have not identified, cost relating to such issues could extend into calendar year 2000 and beyond.

        Cholestech believes that the purchasing patterns of its customers and potential customers may also be affected by the Year 2000 issues as they expend significant resources to bring their current software systems into Year 2000 compliance. These expenditures could result in reduced funds available to purchase products such as those offered by the Company. Should there be a major failure in many customers' software systems, purchases could be delayed or eliminated. Additionally, payments could potentially be late or lost. This would result in reduced operating income, reduced cash flow, and inventory exposure. This could have a material adverse effect on the Company's business, operating results, or financial condition.

POTENTIAL FACTORS AFFECTING FUTURE OPERATING RESULTS

        UNCERTAINTY OF MARKET ACCEPTANCE OF THE L-D-X SYSTEM. The L-D-X System, including the L-D-X Analyzer (the Company's only product platform) and single use test cassettes, will continue to account for substantially all of the Company's revenues for the foreseeable future. In order for the Company to increase revenues, sustain profitability, and

                             CHOLESTECH CORPORATION


maintain positive cash flows from operations, the L-D-X System must continue to gain market acceptance among health care providers, particularly POLs and pharmacies, to which the Company has made only limited sales to date. In particular, adoption of the preventive care testing model promoted by the Company in the pharmacy market has remained at very low levels. Awareness of the availability of the Company's technology remains at predominantly low levels in both the physician and pharmacy customer groups. Physicians, pharmacists, and other health care providers are not likely to use the L-D-X System unless they determine that it is an attractive alternative to other means of diagnostic screening or therapeutic monitoring of chronic diseases. Such determination will depend, in part, upon the L-D-X System's accuracy, ease of use, rapid test time, reliability and cost effectiveness, as well as the availability, and amount of third party reimbursement.

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

        Even if the Company is successful in continuing to place L-D-X Analyzers at POLs, pharmacies, and other near-patient testing sites, there can be no assurance that placement of L-D-X Analyzers will result in sustained demand for the Company's single use test cassettes. As a result, there can be no assurance that demand for the L-D-X System will be sufficient to sustain revenues and profits from operations. Because the L-D-X System currently represents the Company's sole product focus, the Company could be required to cease operations if the L-D-X System does not achieve and maintain a significant level of market acceptance.


        HISTORY OF LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY; FLUCTUATIONS IN OPERATING RESULTS. Historically, the Company has experienced significant operating losses and negative cash flows from operations and, as of September 24, 1999, had an accumulated deficit of $47.3 million. The Company's first profitable quarter was the first quarter of fiscal 1998, and its first profitable year was fiscal 1998, however, the Company recorded a net loss of $73,000 for fiscal 1999. The Company's ability to return to its recent profitability and positive cash flows from operations will depend, in part, upon continued commercialization of existing product offerings, of which there can be no assurance. The Company's ability to return to profitability and positive cash flows from operations will also depend upon the level and timing of research and development expenditures and the Company's ability to complete the development of and successfully introduce and market additional tests. The Company may experience significant

                             CHOLESTECH CORPORATION


fluctuations in revenues and results of operations on a quarter to quarter basis in the future. Quarterly operating results will fluctuate due to numerous factors, including:

        -       The timing and level of market acceptance of the L-D-X System;
        -       The timing of the introduction and availability of new tests;
        - The timing and level of expenditures associated with development activities;
        - The timing and level of expenditures associated with expansion of sales and marketing activities and overall operations;
        -       The Company's ability to reduce cost of cassette manufacturing
        -       Variations in manufacturing efficiencies;
        - The timing of establishment, or loss, of strategic distribution arrangements and the success of the activities conducted under such arrangements;
        - Changes in demand for its products based on changes in third party reimbursement, competition, changes in government regulation and other factors;
        - The timing of significant orders from and shipments to customers;
        -       Product pricing and discounts;
        -       Variations in the mix of products sold; and
        -       General economic conditions.

        These factors are difficult to predict, and these or other factors could have a material adverse effect on the Company's business, financial condition, and results of operations. Fluctuations in quarterly demand for the Company's products may adversely affect the continuity of the Company's manufacturing operations, increase uncertainty in operational planning and/or affect cash flows from operations. The Company's expenses are based in part on the Company's expectations as to future revenue levels and to a large extent are fixed in the short term. As a result, if actual revenues do not meet expectations, the Company's ability to adjust spending levels in the short term will be limited and its business, financial condition, and results of operations could be materially adversely affected. In addition, as a result of these fluctuations, it is likely that in some future period the Company's results will not meet the expectations of public market security analysts or investors. In such event, the trading price of the Common Stock could be materially adversely affected.

        DEPENDENCE ON DEVELOPMENT, INTRODUCTION AND MARKET ACCEPTANCE OF NEW TESTS. The Company is at various stages of development of tests designed to extend the capabilities of the L-D-X System. The Company believes that its revenue growth and future operating results will depend, in part, upon its ability to complete development of, and successfully introduce, these new tests. The Company will be required to undertake time-consuming and costly development, sales and marketing, manufacturing, and other activities, as well as seek regulatory approval for these new tests. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these new tests, that regulatory clearance or approval of any new tests will be granted by the FDA or the CDC (for CLIA waived status) on a timely basis, or at all, that the new tests will adequately meet the requirements of the applicable market or achieve market acceptance or that the Company will be able to achieve and maintain cost efficient, high volume manufacturing capacity for any new tests.

                             CHOLESTECH CORPORATION


        In July, 1997, the FDA approved the Company's request for clearance to market the Company's BUN/Creatinine single use test cassette pursuant to Section 510(k) of the FDC Act. In December, 1997, the Company submitted to the CDC a request for CLIA waiver for the use of the BUN/Creatinine test cassette with the L-D-X System. The CDC rejected the Company's request in March, 1999. The Company received 510(k) clearance to market the Alanine Aminotransferase (ALT) test for liver function in September, 1999. The Company submitted an application in September, 1999, to the CDC seeking CLIA waived status. Because the CDC's evaluation of applications for CLIA waived status is not based upon precisely defined, objectively measurable criteria, the Company cannot predict the likelihood of obtaining waived status in the future for the ALT product. To successfully commercialize the ALT test cassette or other future tests in the United States, the Company believes it is critical to obtain waived status under CLIA.

        In order to successfully commercialize any new tests, including the BUN/Creatinine test cassette, the Company will be required to establish and maintain reliable, cost-efficient, high-volume manufacturing capacity for such tests. The Company has in the past encountered difficulties in scaling up production of new test cassettes, including problems involving production yields, quality control and assurance, variations, and impurities in raw materials and performance of the manufacturing equipment.

        In May, 1996, the Company entered into a development, marketing and licensing agreement with Metra Biosystems, acquired by Qundel Corporation in July 1999, to develop an immunoassay cassette incorporating Metra Biosystems' bone resorption technology to be used on the L-D-X System. Metra Biosystems is obligated to purchase $750,000 of additional shares of Common Stock at the then current market price upon the completion of specified milestones by the Company unless Metra Biosystems exercises its right to terminate the agreement, which it may do at any time. To date the Company and Metra have not been able to complete the development work contemplated under the agreement and are discussing what steps they should take in the future. There can be no assurance that Metra Biosystems will not terminate the agreement or that Metra Biosystems will purchase any additional Common Stock.

        If the Company is unable, for technological or other reasons, to complete the development, introduction, and scale up of manufacturing of any new tests, if the Company fails to obtain regulatory approval for any such tests on a timely basis, or if such new tests do not achieve a significant level of market acceptance, the Company's business, financial conditional and results of operations could be materially adversely affected.


        RISKS ASSOCIATED WITH CASSETTE MANUFACTURING. The Company internally manufactures all of the single use test cassettes that are used with the L-D-X Analyzer. The manufacture of the test cassettes is a highly complex and precise process. Such manufacturing is sensitive to a wide variety of factors, including raw material variations and impurities, manufacturing process variances, manufacturing equipment performance, and manufacturing environment contaminants. The Company has in the past experienced lower than expected manufacturing yields that have adversely affected gross margins and delayed product shipments. To the extent that the Company does not maintain acceptable manufacturing yields of test cassettes or experiences product shipment delays, the Company's business, financial condition and results of operations would be materially adversely affected. The Company's cassette manufacturing lines

                             CHOLESTECH CORPORATION


would be costly and time consuming to repair or replace if their operation were interrupted. As the Company's production levels have increased, the Company has been required to use its machinery more hours per day and the down time resulting from equipment failure has increased. The custom nature of much of the Company's manufacturing equipment increases the time required to remedy equipment failures and replace equipment. Furthermore, the Company has a limited number of employees dedicated to the operation and maintenance of the cassette manufacturing equipment, the loss of whom could impact the Company's ability to effectively operate and service such equipment. The interruption of cassette manufacturing operations or the loss of employees dedicated to the cassette manufacturing facility could have a material adverse effect on the Company's business, financial condition and results of operations. The Company manufactures all of the cassettes at its Hayward, California manufacturing facility, and any prolonged inability to utilize such facility as a result of earthquake, fire or otherwise would have a material adverse effect on the Company's business, financial condition, and results of operations.

        The Company believes that it will be required to reduce manufacturing costs for new and existing test cassettes. The Company currently operates two manufacturing lines for dry chemistry cassettes. The Company is currently planning and building a third manufacturing line that the Company anticipates will become fully operational in early fiscal 2001. There can be no assurance that the new cassette manufacturing line can be completed in a timely fashion, if ever, or that the Company would not need to implement cassette manufacturing cost reduction programs sooner. In addition, the custom nature of much of the Company's manufacturing equipment increases the time required to plan and build new manufacturing lines. The Company may be required to build a new cassette manufacturing line in order to manufacture the immunoassay test cassettes under development. To date, the Company has not developed the processes and production equipment necessary for an immunoassay cassette manufacturing line. Failure to reduce manufacturing costs for dry chemistry tests, or to successfully develop an immunoassay cassette manufacturing line and achieve acceptable yields, could lead to an inability to cost effectively satisfy customer orders and could have a material adverse effect on the Company's business, financial condition, and results of operations.

        DEPENDENCE ON SUPPLIERS. Single source vendors currently provide certain subassemblies, components and raw materials used in the manufacture of the Company's products. Any supply interruption in a single source subassembly, component, or raw material could have a material adverse effect on the Company's ability to manufacture products until a new source of supply is identified and qualified. There can be no assurance that the Company will be successful in qualifying additional sources of supply on a timely basis, or at all, and failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, an uncorrected impurity or supplier's variation in a raw material, either unknown to the Company or incompatible with the Company's manufacturing process, could have a material adverse effect on the Company's ability to manufacture products. Because the Company is a small customer of many of its suppliers and purchases its subassemblies, components, and materials on a purchase order basis, rather than pursuant to long term commitments, there can be no assurance that the Company's suppliers will devote adequate resources to supplying the Company's needs. Any interruption or reduction in the future supply of any subassemblies, components, or raw materials currently obtained from single or limited sources could have a material adverse effect on the Company's business, financial condition and results of operations.

                             CHOLESTECH CORPORATION


        NEED TO MANAGE EXPANDING OPERATIONS. If the Company is successful in achieving and maintaining market acceptance for the L-D-X System, the Company will be required to expand its operations, particularly in the areas of sales and marketing and manufacturing. As the Company expands its operations in these areas, such expansion will likely result in new and increased responsibilities for management personnel and place significant strain upon the Company's management, operating and financial systems and resources. To accommodate any such growth and compete effectively, the Company will be required to implement and improve its information systems, procedures and controls, and to expand, train, motivate, and manage its work force. There can be no assurance that the Company's personnel, systems, procedures and controls will be adequate to support the Company's future operations. Any failure to implement and improve the Company's operational, financial, and management systems or to expand, train, motivate, or manage employees as required by future growth, if any, could have a material adverse effect on the Company's business, financial condition and results of operations.

        LIMITED SALES, MARKETING AND DISTRIBUTION EXPERIENCE; DEPENDENCE ON THIRD PARTY DISTRIBUTORS. In order for the Company to increase revenues and sustain profitability, the L-D-X System must achieve a significant degree of market acceptance among health care providers and third party payors. The Company has only limited experience in marketing and selling to the therapeutic monitoring market in the United States and relies on third party distributors in this market. There can be no assurance that the Company will be able to maintain its existing distribution relationships. Distribution agreements with Amerisource and Bergen Brunswig Drug Company, both national distributors to the pharmacy market, have been cancelled due to contractual performance issues. The Company also will be required to enter into additional distribution arrangements in order to achieve broader distribution of its products, particularly into the pharmacy market. There can be no assurance that the Company will be able to enter into and maintain such arrangements on a timely basis, if at all. The Company is dependent upon such distributors to assist it in promoting market acceptance of the L-D-X System. It is uncertain whether distributors will devote the resources necessary to provide effective sales and marketing support to the Company. In addition, the Company's distributors may give higher priority to the products of other medical suppliers, thus reducing their efforts to sell the Company's products. If the Company is unable to establish appropriate arrangements with distributors, or if any of the Company's distributors do not promote, market, and sell the L-D-X Analyzer and single use test cassettes, the Company's business, financial condition, and results of operations could be materially adversely affected.


        UNCERTAINTY RELATING TO THIRD PARTY REIMBURSEMENT. In the United States, health care providers that purchase products such as the L-D-X System generally rely on third party payors, including private health insurance plans, federal Medicare, state Medicaid, and managed care organizations, to reimburse all or part of the cost of the procedure in which the product is being used. The Company's ability to commercialize its products successfully in the United States will depend in part on the extent to which reimbursement for the costs of tests performed with the L-D-X System and related treatment will be available from government health authorities, private health insurers and other third party payors. Third party payors can affect the pricing or the relative attractiveness of the Company's products by regulating the maximum amount of reimbursement provided for testing services. Reimbursement is currently not available for certain uses of the Company's products in particular circumstances. As a general rule, third party

                             CHOLESTECH CORPORATION


reimbursement is available if a physician has been involved in the decision to perform the test involving the Company's products. For example, if a physician prescribes a drug that requires therapeutic monitoring, the use of the Company's products in performing such tests will be reimbursable.

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

                             CHOLESTECH CORPORATION


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

                             CHOLESTECH CORPORATION


may prohibit the Company from selling its products in EU member countries and could have a material adverse effect on the Company's business, financial condition and results of operations.

        The use of the Company's products and those of its competitors is also affected by federal and state regulations, which provide for regulation of laboratory testing, as well as by the laws and regulations of foreign countries. The scope of these regulations includes quality control, proficiency testing, personnel standards and inspections. For example, in the United States, CLIA categorizes tests as "waived," or as being "moderately complex" or "highly complex" on the basis of specific criteria. In January, 1996, the L-D-X Analyzer and the Company's total cholesterol, HDL (high density lipoproteins), Triglycerides and glucose tests in any combination were classified as waived under CLIA. The Company received 510(k) clearance to market the BUN/Creatinine panel in July, 1997, but was denied clearance from the CDC for CLIA waived status in March, 1999. In order to successfully commercialize the tests that are currently under development, the Company believes that it will be critical to obtain waived classification for such tests under CLIA. There can be no assurance that any new tests developed by the Company will qualify for CLIA waived classification. Any failure of the new tests to obtain waived status under CLIA will adversely impact the Company's ability to commercialize such tests, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, there can be no assurance that any future amendment of CLIA or the promulgation of additional regulations impacting laboratory testing will not have an adverse effect on the Company's ability to market the L-D-X System. For example, if CLIA regulations were modified in a manner that reduced regulatory requirements and burdens faced by competitive products, certain competitive advantages of the L-D-X System's waived status could be reduced or eliminated.

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

                             CHOLESTECH CORPORATION


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

        The Company's current products incorporate technologies which are the subject of patents issued to, and patent applications filed by, others. The Company is currently in discussions with Roche Diagnostics regarding potential infringement and licensing agreement of a European patent.

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

                             CHOLESTECH CORPORATION


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

                             CHOLESTECH CORPORATION


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

                             CHOLESTECH CORPORATION


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

                             CHOLESTECH CORPORATION


                           PART II - OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS.

                On February 5, 1999, a complaint entitled Ree v. Pinckert, et al., No. C99-0562 (MMC) was filed in the United States District Court for the Northern District of California. The Action is a putative class action and the complaint alleges that Cholestech and an officer, Mr. Pinckert, violated the federal securities laws by misleading investors during the time period of July 30, 1997 - June 26, 1998, concerning the Company's business and its future prospects. On June 24, 1999, plaintiffs filed an amended complaint, which expanded the putative class period to June 28, 1996, through June 25, 1998. The amended complaint's substantive allegations and purported causes of action remain based on allegations that the Company misled shareholders concerning the Company's business and its future prospects. The complaint does not specify alleged damages. The Company intends to defend the case vigorously. The Company does not believe that the defendants in the class action engaged in any wrongdoing, and that the outcome of this matter will not result in a material adverse effect, however, there can be no assurance that the lawsuit will be resolved in the Company's favor. The action is in its preliminary stages and a trial date has not been set.

                On August 9, 1999, Cholestech filed in the United States District Court for the Southern District of Indiana a complaint entitled Cholestech Corporation v. Polymer Technology Systems, Inc. and Tracy Thompson, No. IP99-1223-C T/G. Cholestech's complaint and substantive causes of action were based on its allegations that Mr. Thompson, a former Cholestech employee, disclosed, and/or was likely to disclose, certain confidential and proprietary information of Cholestech to Polymer and that Polymer was misappropriating this information. On August 19, 1999, Polymer and Thompson ("plaintiffs") filed in the Marion County Superior Court in Indianapolis, Indiana, a complaint entitled Polymer Technology Systems, Inc. and Tracy Thompson v. Cholestech No. 49D02-9908-CP-001134 ("state court action"). In their complaint, plaintiffs sought a declaration from the court that the information Cholestech sought to protect in the federal court action does not constitute a trade secret.

                By mutual agreement of the parties, Cholestech voluntarily dismissed its federal court action, and on September 1, 1999, filed a counterclaim against the plaintiffs in the state court action. In its counterclaim, Cholestech reasserted its allegations that Thompson was unlawfully disclosing Cholestech's trade secrets to Polymer and that Polymer was misappropriating this information.

                On September 24, 1999, plaintiff filed a reply to Cholestech's counterclaims, and further filed additional causes of action against Cholestech. Plaintiffs' additional substantive causes of action are based on plaintiffs' allegations that Cholestech engaged in unfair competition, intentionally interfered with Polymer's employment contract with Thompson, and instituted its counterclaims for improper purposes. Plaintiffs further allege that Cholestech impermissibly "blacklisted" Thompson in violation of Indiana statutory law. Plaintiffs do not allege specific damages. Cholestech has filed replies in which it denied plaintiffs' additional causes of action. Cholestech intends to vigorously

                             CHOLESTECH CORPORATION



        defend itself against plaintiffs' causes of action. The state court action is in the discovery stage. A trial date on plaintiffs' additional causes of action has not been set

                The Company is subject to other claims and legal actions in the ordinary course of business, none of which are expected to result in a material adverse outcome.


ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                On August 19, 1999, the Company held its 1999 Annual Meeting of Shareholders. The following is a brief description of each matter voted upon at the meeting and a statement of the number of votes cast for, against or withheld and the number of abstentions and the number of broker non-votes with respect to each matter.

        1.      The shareholders elected the following Directors:

                Nominee                            In Favor            Withheld
                ----------------------            ----------           --------
                Dr. Harvey S. Sadow               10,313,483           165,211
                Warren E. Pinckert, II            10,322,322           156,372
                Joseph Buchman, M.D.              10,337,346           141,348
                John L. Castello                  10,345,345           133,349
                John H. Landon                    10,344,105           134,589
                Larry Y. Wilson                   10,347,575           131,119

        2. The shareholders ratified the appointment of PriceWaterhouseCoopers LLP as independent public accountants of the Company for the fiscal year ending March 26, 1999.

                For                    Against             Abstain           Broker Non-Vote
                ----------             -------             -------           ---------------
                10,412,242              43,441              23,011                         0


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.


               (a)    Exhibits:

               (b)

                        10.24   Employment Agreement between Registrant Jeffrey
                                S. Aroy dated September 3, 1999.

                        27.01   Financial Data Schedule

                             CHOLESTECH CORPORATION


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             CHOLESTECH CORPORATION



Date 11/4/99                 /s/ WARREN E. PINCKERT II
    --------------------     --------------------------------------------
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

                                 Exhibit Index
                                 -------------

Exhibit
  No.             Description
-------           -----------
  10.24      Employment Agreement between Registrant Jeffrey S.
             Aroy dated September 3, 1999.

  27.01      Financial Data Schedule