Form 10-Q
period 1999-12-24
CHOLESTECH CORPORATION
filed 2000-02-04
CIK 887227

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
        For the quarterly period ended December 24, 1999

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



At December 24, 1999, 11,817,390 shares of common stock of the Registrant were outstanding.

                             CHOLESTECH CORPORATION


                                     PART I

                              FINANCIAL INFORMATION

                                                                              Page
                                                                              ----
ITEM 1. FINANCIAL STATEMENTS.

               Condensed Balance Sheets                                         3

               Condensed Statements of Operations                               4

               Condensed Statements of Cash Flows                               5

               Notes to Condensed Financial Statements                          6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF
        OPERATIONS.                                                            12



                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                      36

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.                   37

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.                                      37

SIGNATURES                                                                     38

                             CHOLESTECH CORPORATION

PART I  -  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                          December 24, 1999       March 26, 1999 (1)
                                                          -----------------       ------------------
Assets
Current assets:
   Cash and cash equivalents                                   $  7,217                $  5,529
   Marketable securities                                          3,858                   3,018
   Accounts receivable, net                                       2,284                   2,637
   Inventories                                                    3,391                   4,532
   Prepaid expenses and other current assets                        316                     140
                                                               --------                --------
     Total current assets                                        17,066                  15,856

Property and equipment, net                                       6,384                   5,489
Long-term investments                                             4,923                   2,880
Other assets, net                                                    54                      58
                                                               --------                --------
Total assets                                                   $ 28,427                $ 24,283
                                                               ========                ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                       $  2,024                $  1,433
   Accrued payroll and benefits                                   1,572                     990
   Product warranty                                                  91                      91
                                                               --------                --------
     Total current liabilities                                    3,687                   2,514
                                                               --------                --------

Contingencies (Note 7)                                                                 (Note 7)
Shareholders' equity:
   Preferred stock                                                   --                      --
   Common stock                                                  71,652                  70,311
   Accumulated other comprehensive income (loss)                    (56)                     14
   Accumulated deficit                                          (46,856)                (48,556)
                                                               --------                --------
     Total shareholders' equity                                  24,740                  21,769
                                                               --------                --------
Total liabilities and shareholders' equity                     $ 28,427                $ 24,283
                                                               ========                ========

(1) The information in this column was derived from the Company's audited financial statements for the fiscal year ended March 26, 1999.

                   See Notes to Condensed Financial Statements

                             CHOLESTECH CORPORATION


                       CONDENSED STATEMENTS OF OPERATIONS
                     (in thousands, except per share amounts)
                                   (unaudited)


                                                  Thirteen weeks ended               Thirty-nine weeks ended
                                               --------------------------          --------------------------
                                               12/24/99          12/25/98          12/24/99          12/25/98
                                               --------          --------          --------          --------
Revenues:
  Domestic                                     $  5,535          $  4,732          $ 15,967          $ 14,047
  International                                   1,220               660             2,891             2,137
                                               --------          --------          --------          --------
                                                  6,755             5,392            18,858            16,184
Cost of products sold                             2,695             2,602             7,888             7,488
                                               --------          --------          --------          --------
Gross profit                                      4,060             2,790            10,970             8,696
                                               --------          --------          --------          --------
Operating expenses:
  Sales and marketing                             1,844             1,462             5,048             4,908
  Research and development                          974               669             2,247             2,097
  General and administrative                      1,004               624             2,242             1,755
  Other                                              --                --               219               575
                                               --------          --------          --------          --------
  Total operating expenses                        3,822             2,755             9,756             9,335
                                               --------          --------          --------          --------

Income (loss) from operations                       238                35             1,214              (639)

Interest and other income, net                      223               154               556               566
                                               --------          --------          --------          --------
Income (loss) before taxes                          461               189             1,770               (73)
Provision for income taxes                           28                --                71                13
                                               --------          --------          --------          --------
Net income (loss)                              $    433          $    189          $  1,699          $    (86)
                                               ========          ========          ========          ========

Net income (loss) per share:
        Basic                                  $   0.04          $   0.02          $   0.15          $  (0.01)
                                               ========          ========          ========          ========
        Diluted                                $   0.04          $   0.02          $   0.14          $  (0.01)
                                               ========          ========          ========          ========

Shares used to compute net income
 (loss) per share:
        Basic                                    11,836            11,487            11,661            11,478
                                               ========          ========          ========          ========
        Diluted                                  12,227            11,578            11,929            11,478
                                               ========          ========          ========          ========

                   See Notes to Condensed Financial Statements

                             CHOLESTECH CORPORATION



                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (in thousands)
                                   (unaudited)


                                                                          Thirty-nine weeks ended
                                                                     ---------------------------------
                                                                     Dec. 24, 1999       Dec. 25, 1998
                                                                     -------------       -------------
Cash flows from operating activities:
   Net income (loss)                                                    $  1,699           $    (86)
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
     Depreciation and amortization                                         1,101              1,149
     Allowance for doubtful accounts                                          20               (112)
     Changes in assets and liabilities:
        Accounts receivable                                                  333              1,438
        Inventories                                                        1,141             (2,148)
        Prepaid expenses and other assets                                   (176)              (341)
        Other assets                                                           2                (14)
        Accounts payable and accrued expenses                                591             (1,534)
        Accrued payroll and benefits                                         582               (232)
                                                                        --------           --------
        Net cash provided by (used in) operating activities                5,293             (1,880)
                                                                        --------           --------

Cash flows from investing activities:
   Proceeds from sale of marketable securities                            22,348             11,693
   Purchases of marketable securities                                    (25,301)            (9,149)
   Purchases of property and equipment                                    (1,993)            (2,334)
                                                                        --------           --------
        Net cash provided by (used in) investing activities               (4,946)               210
                                                                        --------           --------

Cash flows from financing activities:
   Issuance of common stock                                                1,341                329
                                                                        --------           --------
        Net cash provided by financing activities                          1,341                329
                                                                        --------           --------

Net change in cash and cash equivalents                                    1,688             (1,341)
Cash and cash equivalents at beginning of period                           5,529              5,130
                                                                        --------           --------
Cash and cash equivalents at end of period                              $  7,217           $  3,789
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


2.      BALANCE SHEET DATA

        The components of inventories are as follows (in thousands):

                  DECEMBER 24, 1999  MARCH 26, 1999
                  -----------------  --------------
Raw materials            $1,255          $1,598
Work-in-process           1,399           1,398
Finished goods              737           1,536
                         ------          ------
                         $3,391          $4,532
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

                             CHOLESTECH CORPORATION



        A reconciliation of the basic and diluted earnings per share calculations follows:

        (In thousands, except per share data)


                           Thirteen Weeks Ended                Thirty-nine Weeks Ended
                             December 24, 1999                    December 24, 1999
                       -----------------------------        -----------------------------
                        Net                                   Net
                       Income     Shares   Per share         Income     Shares  Per share
Basic EPS              $433       11,836     $0.04          $ 1,699     11,661    $0.15
Effect of dilutive
 securities              --          391        --               --        268       --

Diluted EPS            $433       12,227     $0.04           $ 1,699    11,929    $0.14


                           Thirteen Weeks Ended                 Thirty-nine Weeks Ended
                            December 25, 1998                     December 25, 1998
                       -----------------------------         ----------------------------
                        Net                                    Net
                       Income     Shares   Per share           Loss     Shares  Per share
Basic EPS                $189     11,487     $0.02           $ (86)     11,478   $(0.01)
Effect of dilutive
 securities                --         91        --               --         --       --

Diluted EPS              $189     11,578     $0.02           $ (86)     11,478   $(0.01)


        Due to the loss incurred in the thirty-nine week period ended December 25, 1998, options to purchase 562,000 shares of common stock were considered antidilutive and were therefore not included in the loss per share calculation for that period.

4.      BORROWING ARRANGEMENTS

        The Company has an agreement with Wells Fargo Bank for a $3 million revolving line of credit (the "line of credit") expiring on November 30, 2000. While the agreement is in effect, the Company is required to maintain on deposit with the bank assets with a collective value, as defined in the line of credit agreement, equivalent to no less than 100% of the outstanding principle balance. Amounts outstanding under the line of credit bear interest at the bank's prime rate As of December 24, 1999, there were no borrowings outstanding under the line of credit.

5.      NEW ACCOUNTING PRONOUNCEMENTS

                             CHOLESTECH CORPORATION

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


7.      LITIGATION AND OTHER EVENTS

        On February 5, 1999, a complaint entitled Ree v. Pinckert, et al., No. C99-0562 (MMC) was filed in the United States District Court for the Northern District of California. The Action is a putative class action and the complaint alleges that Cholestech and an officer, Mr. Pinckert, violated the federal securities laws by misleading investors during the time period of July 30, 1997 - June 26, 1998, concerning the Company's business and its future prospects. On June 24, 1999, plaintiffs filed an amended complaint, which expanded the putative class period to June 28, 1996, through June 26, 1998. The amended complaint's substantive allegations and purported causes of action remain based on allegations that the Company misled shareholders concerning the Company's business and its future prospects. The complaint does not specify alleged damages. The Company intends to defend the case vigorously. The Company does not believe that the defendants in the class action engaged in any wrongdoing, and that the outcome of this matter will not result in a material adverse effect, however, there can be no assurance that the lawsuit will be resolved in the Company's favor. The action is in its preliminary stages and a trial date has not been set.

                             CHOLESTECH CORPORATION



               On August 9, 1999, Cholestech filed in the United States District Court for the Southern District of Indiana a complaint entitled Cholestech Corporation v. Polymer Technology Systems, Inc. and Tracy Thompson, No. IP99-1223-C T/G. Cholestech's complaint and substantive causes of action were based on its allegations that Mr. Thompson, a former Cholestech employee, disclosed, and/or was likely to disclose, certain confidential and proprietary information of Cholestech to Polymer and that Polymer was misappropriating this information. On August 19, 1999, Polymer and Thompson ("plaintiffs") filed in the Marion County Superior Court in Indianapolis, Indiana, a complaint entitled Polymer Technology Systems, Inc. and Tracy Thompson v. Cholestech No. 49D02-9908-CP-001134 ("state court action"). In their complaint, plaintiffs sought a declaration from the court that the information Cholestech sought to protect in the federal court action does not constitute a trade secret. By mutual agreement of the parties, Cholestech voluntarily dismissed its federal court action, and on September 1, 1999, filed a counterclaim against the plaintiffs in the state court action. The parties to this action recently agreed to resolve this action by way of a settlement agreement. The terms of that agreement are confidential. The settlement does materially affect the Company.

               On May 6, 1999 The Company filed a complaint, No. 9901251, in the Brussels Belgium court system seeking a patent infringement claim against Roche Diagnostics. This action was filed to protect the Company's European Patent rights for high density lipoproteins ("HDL"). The Company believes this action will not result in a material adverse effect, however, there can be no assurance that the lawsuit will be resolved in the Company's favor. The action is in its preliminary stages and a trial date has not been set.

               On December 23, 1999 an injunction, No. ES 580-199, was filed in Zug Switzerland by Roche Diagnostics seeking a cease and desist order barring the Company, and two distributors, Healthcare Solutions, and Euromedix from distributing HDL assay single-use test cassettes in Switzerland. The complaint alleges that Cholestech violated a Roche European patent for HDL. The Company has until February 21, 2000 to generate a response. The Company believes the suit is without merit and intends to defend the case vigorously. The Company does not believe that it did not cause any wrongdoing, and that the outcome of this matter will not result in a material adverse effect, however, there can be no assurance that the lawsuit will be resolved in the Company's favor.

               Additionally, we have been informed by one of our Distributors that during January, 2000 a complaint, No. 4 O 4/00 was filed in the District Court Dusseldorf, Germany against Cholestech and two of its distributors, seeking a cease and desist order barring the distributor from shipping HDL single-use test cassettes in to Germany. The company has not been served, nor has been given a formal copy of the complaint. The complaint alleges the Company and its distributor violated a Roche German priority patent for HDL by selling Cholestech's single-use test cassette containing a HDL assay. The Company believes the suit is without merit and intends to defend the case vigorously. The Company does not believe that it did not cause any wrongdoing, and that the outcome of this matter will not result in a material adverse effect, however, there

                             CHOLESTECH CORPORATION



        can be no assurance that the lawsuit will be resolved in the Company's favor. The action is in its preliminary stages and the initial hearing date is set for March 9, 2000.

        The Company is subject to various legal claims and assessments in the ordinary course of business, none of which are expected by management to result in a material adverse effect on the financial statements.

8.      SEGMENT INFORMATION

        In June 1997, Financial Accounting Standard 131, "Disclosures About Segments of an Enterprise and Related Information" ("FAS 131"), was issued and is effective for fiscal years commencing after December 15, 1997. SFAS 131 requires the Company to report segments based on the internal organization that is used by management for assessing performance and making operating decisions. SFAS 131 also requires disclosure about products and services, geographic areas and major customers. The Company launched a new business unit during the third quarter of fiscal 2000WellCheck.com (".COM"), and has included the appropriate segment disclosures. Prior to the thirteen weeks ending December 24, 1999, the Company operated in one segment, the Diagnostic Products business unit. Results for the thirteen weeks ending December 24, 1999 for the Diagnostic Products ("DP") and WellCheck.com (".COM") are as follows.

                        CONDENSED INCOME FROM OPERATIONS
                                 (in thousands)
                                   (unaudited)


                                     DIAGNOSTIC      WELLCHECK
                                      PRODUCTS          .COM            TOTAL
                                     ----------      ---------          ------
Revenues:
   Domestic                            $5,535          $   --           $5,535
   International                        1,220              --            1,220
                                       ------          ------           ------
Revenue                                 6,755              --            6,755
Cost of products sold                   2,695              --            2,695
                                       ------          ------           ------
Gross profit                            4,060              --            4,060
                                       ------          ------           ------

Operating expenses:
   Sales and marketing                  1,844              --            1,844
   Research and development               586             388              974
   General and administrative             593             411            1,004
                                       ------          ------           ------
   Total operating expenses             3,023             799            3,822
                                       ------          ------           ------

Income (loss) from operations          $1,037          $ (799)          $  238
                                       ======          ======           ======


All assets of the Company are located in the United States.

                             CHOLESTECH CORPORATION

9.      COMPREHENSIVE INCOME

        The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130. "Reporting Comprehensive Income". This statement establishes standards for the reporting and display of comprehensive income and its components for general-purpose financial statements. Comprehensive income is defined as net income plus all revenues, expenses, gains and losses from non-owner sources that are excluded from net income in accordance with generally accepted accounting principles. For all periods presented, there are no material differences between net income and comprehensive income.

10.     SUBSEQUENT EVENTS

        On January 21, 2000 the Company acquired privately held Health Net, Inc. ("Health Net") of Hammond, Louisiana. The purchase price is approximately $3.0 million with up to an additional $1.0 million subject to the execution of certain milestones. The acquisition has been accounted for using the purchase method of accounting. Health Net is a healthcare wellness testing company that specializes in providing cholesterol, lipid, glucose, hemoglobin A1c, and osteoporosis testing to consumers. Health Net administers consumer wellness testing programs in venues across the United States.

        The property the Company occupies for the majority it's manufacturing and administrative space is leased through March 31, 2000. The lease provides for an option to extend the lease for three more years, but the Company did not exercise the option. The Company is currently in negotiations with the owner of the property to develop mutually acceptable arrangements for the continued use of the building, which may include the Company's purchase of the building. The Company may not be able to come to an agreement with the owner that is acceptable to the Company, or at all. If the Company does not reach an agreement regarding the continued use of the building, it will have to seek alternative space. The market for commercial real estate in the San Francisco Bay Area is extremely competitive and the Company would be unlikely to obtain space on terms as favorable as those under the current lease. This may result in significant additional expense in the future. Additionally, if the Company does not reach an agreement with the owner of its current facility, the Company would likely incur significant expenses in moving to a new facility. The level of such expenses would depend on how rapidly the Company is required to move.

                             CHOLESTECH CORPORATION


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors discussed herein, under "General", "Year 2000 Compliance", and "Potential Factors Affecting Future Operating Results." These forward-looking statements include, but are not limited to: (1) the statement under "General" that the Company will require significant startup expenditures for new business units; (2) the statement under "General", that the Company may incur negative cash flows as it expands manufacturing, research and development, sales and marketing, and pursues regulatory approvals for its products; (3) the statement under "General" that the Company expects product mix to change from time to time; (4) the statement in the first paragraph under "Revenues" that the dollar amount and proportion of international revenues may fluctuate from period to period; (5) the statements under "Research and Development" that the development of tests for new disease states and the Company's anticipation that research and development expenditures will increase; (6) statements under "Income Taxes" regarding the use of additional tax net operating losses and other tax carry forward amounts, and the Company's effective tax rate; and (7) the statements in the third and third paragraphs under "Liquidity and Capital Resources" that the capital expenditures relating to expansion of manufacturing, research and development, and sales and marketing, will be substantial, and that the Company's liquid assets, cash from operations, and available bank funds, will be sufficient to meet its capital requirements for the foreseeable future.

GENERAL

        On November 30, 1999 the Company announced a strategic expansion to create three focused business units designed to bring the Company closer to the healthcare consumer. The three business units are comprised of our historic diagnostic products business, a new testing service business, and a new internet based healthcare business.

        Our new testing service business, WellCheck, will provide key face-to-face interaction with the consumer by bringing cholesterol testing to venues which are convenient to the general public. Starting in selected regions, and broadening its coverage through a combination of acquisition and internal growth, the Company plans to develop the first nationwide consumer testing service; bringing physicians, healthcare providers, and consumers together with the information they need to improve cardiovascular health, and other chronic conditions. The acquisition and development of internal growth will require significant start-up expenditures. This new venture will require the Company to operate in multiple geographic locations to which our management and financial systems must be adapted.

        Our new consumer internet based healthcare business, WellCheck.com, will help consumers build a personal health record for themselves and members of their family to measure and monitor their cardiovascular health in conjunction with physicians and other healthcare providers. WellCheck.com will also provide individuals with monitoring and other feedback tools to help maintain compliance and persistence in physician administered cholesterol-lowering programs and therapies. The development and implementation of an Internet based will require significant start-up expenditures. Additionally the success of the business unit will depend on consumer acceptance of Internet based management of personal health information.

                             CHOLESTECH CORPORATION

        Our existing business, Diagnostic Products, will continue to develop, manufacture, and market the L-D-X Analyzer and a variety of single use test cassettes, which performs near-patient diagnostic screening and therapeutic monitoring for the management of prevalent chronic diseases (preventive care testing).

        The Company's Diagnostic Products business develops, manufactures and markets the Cholestech L-D-X(R) System ("L-D-X System"), consisting of the L-D-X Analyzer and a variety of single use test cassettes, which performs near-patient diagnostic screening and therapeutic monitoring for the management of prevalent chronic diseases (preventive care testing). The L-D-X System is capable of measuring multiple analytes simultaneously with a single drop of whole blood within five minutes. The Company currently markets the L-D-X System, including the L-D-X analyzer and a variety of single use test cassettes, to the physician office laboratory (POL), pharmacy, and health promotion markets in the United States, and internationally. The Company has experienced significant operating losses and, as of December 24, 1999, had an accumulated deficit of $46.9 million. The L-D-X System, including the L-D-X Analyzer -the Company's only product platform- and single use test cassettes, will continue to account for substantially all of the Company's revenues for the foreseeable future. In order for the Company to increase revenues, sustain profitability and maintain positive cash flows from operations, the L-D-X System must continue to gain market acceptance among healthcare providers, particularly in POLs and pharmacies, to which the Company has made only limited sales to date. The acceptance of the Company's L-D-X System by the pharmacy market has progressed more slowly than anticipated. This is due to the issues of third party reimbursement, State Government approval, and awareness by the pharmacy market that the L-D-X System could add value to their businesses. The Company is developing certain additional tests designed to extend the capabilities of the L-D-X System. The Company believes that its future growth will depend, in part, upon its ability to complete development of and successfully introduce these new tests.

        The Company may incur negative cash flows from operations in the Diagnostic Products business unit as it expands manufacturing capacity for existing and new test cassettes, increases product research and development efforts for new test cassettes, expands sales and marketing activities, and pursues regulatory clearances and approvals. The development and commercialization of new tests will require additional development, sales and marketing, manufacturing and other expenditures. The required level and timing of such expenditures will have an impact on the Company's ability to maintain profitability and positive cash flows from operations.

        The development of WellCheck.com, and the acquisition and other startup costs of WellCheck may also incur negative cash flows. The development and commercialization of new software and testing programs will require sales, marketing, development, and other expenditures. The amount of expenditures and timing will have an impact on the Company's ability to maintain profitability and positive cash flows from the new business units.

        The Company expects its revenue mix of the three segments to change from time to time, and these changes will affect the Company's revenues and operating results. In the POL Market, within the Diagnostic Products business unit, the Company generally has found that customers use a higher proportion of lipid profile cassettes for therapeutic monitoring purposes, which test

                             CHOLESTECH CORPORATION

cassettes typically have higher selling prices and associated gross margins than the Company's other tests. However, the Company has also experienced a relatively lower rate of testing per day in these markets than in the health promotion market. WellCheck.com's revenues will be derived from an Internet based business which represents a new business strategy for the Company. The Company has no experience developing or operating Internet-based businesses and revenues from WellCheck.com are uncertain.

        The Company is currently developing additional tests for diagnostic screening and therapeutic monitoring of osteoporosis, liver function, and high cholesterol. These new tests are in various stages of development, and the Company will be required to undertake time consuming and costly development activities and seek regulatory approval for these new tests before such tests can be marketed. The Company believes that revenue growth, if any, and future operating results will depend, in part, upon completing development of and successfully introducing these tests. The Company received 510(k) clearance to market the Alanine Aminotransferase (ALT) test for liver function in September, 1999. Subsequently the Company submitted the ALT test to the Center for Disease Controls and Prevention ("CDC") seeking Clinical Laboratory Improvement Amendments of 1988, as amended ("CLIA") waived status in September, 1999. The Company can not estimate when the CDC will determine whether to grant CLIA waived status for this test or whether such waived status will be granted.


RESULT OF OPERATIONS

          THIRTEEN WEEKS ENDED DECEMBER 24, 1999, AND DECEMBER 25, 1998
                                       AND
        THIRTY-NINE WEEKS ENDED DECEMBER 24, 1999, AND DECEMBER 25, 1998

        Revenues. During the thirteen weeks ended December 24, 1999, revenues increased 25.3% to $6.8 million from $5.4 million in the thirteen weeks ended December 25, 1998. The Diagnostic Products business unit accounted for 100% of our revenues for both the third quarter of fiscal 2000 and fiscal 1999. It is expected the WellCheck business unit will start generating revenue during the fourth quarter of fiscal 2000. The WellCheck.com business unit is not expected to generate revenue until fiscal 2001, at the earliest.

        The increase in revenues primarily reflects an increase in domestic revenues of $803,000 or 17.0% to $5.5 million from $4.7 million. This increase reflects a $1.2 million increase in sales of single-use test cassettes, mainly to healthcare providers in the POL and health promotion markets. The increase in sales of single-use test cassettes was partially offset by decreases in sales of accessories and L-D-X Analyzers, mainly in the health promotion market.

        International revenues increased by 84.8% or $560,000 from $660,000 to $1,220,000 for the thirteen weeks ended December 24, 1999, compared to the same period in fiscal 1999. The increase was attributed to higher sales of single-use test cassettes and related accessories. Due to lower unit volume, L-D-X Analyzers revenue was down 13% in third quarter of fiscal 2000, compared to the third quarter of fiscal 1999. The Company expects that the dollar amount and mix of international revenues will over time fluctuate from period to period.

                             CHOLESTECH CORPORATION

        During the first thirty-nine weeks of fiscal 2000, revenues increased $2.7 million or 16.5% to $18.9 million from $16.2 million in the first thirty-nine weeks of fiscal 1999.

        Domestic revenue increased 13.7% from $14.0 million to $16.0 million compared to the corresponding thirty-nine weeks of fiscal 1999. The increase in revenue can be attributed to higher unit sales of single-use test cassettes to the POL and health promotion markets. Unit sales of L-D-X Analyzers sales have declined in all markets.

        During the first thirty-nine weeks of fiscal 2000, international revenues increased $754,000 or 35.3% over the first thirty-nine weeks of fiscal 1999. The international revenue growth was primarily in the European market. As with the domestic market, sales growth came predominantly from the sales of single-use test cassettes. Additionally the average international sales price of the single-use test cassettes increased.

        Cost of Products Sold. Cost of products sold includes direct labor, direct material, overhead and royalties. Cost of products sold increased 3.6%, on a 25.3% increase in sales, to $2.7 million in the thirteen weeks ended December 24, 1999, from $2.6 million in the thirteen weeks ended December 25, 1998. Gross margin was 60.1% and 51.7% of total revenues in the thirteen weeks ended December 24, 1999, and December 25, 1998, respectively. The improvement in gross margin as a percentage of revenues were primarily attributable to lower unit cost of single-use test cassettes, for which production increased 54%, with only a $87,000 increase in direct labor and overhead, compared to the quarter ended December 25, 1999.

        For the first thirty-nine weeks of fiscal 2000, cost of product sold increased $400,000 or 5.3% to $7.9 million from $7.5 million for the first thirty-nine weeks of fiscal 1999. The increase in cost of product sold was attributed to higher unit volume of single-use test cassettes sold. Additionally factory spending was brought into line with production volume. Gross margins were 58.2% and 53.7% in the first thirty-nine weeks of fiscal 2000 and 1999, respectively.

        The Company has licensed certain technology used in the manufacture of its disposable cassette products. The license agreement, which expires in 2006, requires the Company to pay a royalty of 2.0% on net sales of the applicable products. Total royalty expense in the thirteen weeks ended December 24, 1999, and December 25, 1998, was $109,000 and $64,000, respectively, and was charged to cost of products sold. Total royalty expense for the first thirty-nine weeks of fiscal 2000 and the comparable period of fiscal 1999 was $314,000 and $160,000, respectively, and also was charged to cost of products sold.

        Sales and Marketing Expense. Sales and marketing expense includes salaries, commissions, bonuses, expenses for outside services related to marketing programs, and travel. The Diagnostic Products business unit incurred all sales and marketing expense. Sales and marketing expense increased 26.1% to $1.8 million in the thirteen weeks ended December 24, 1999, from $1.5 million in the thirteen weeks ended December 25, 1998. Sales and marketing expense increased to 27.3% of revenues in the third quarter of fiscal 2000 from 27.1% in the third quarter of fiscal 1999. This increase was related to legal action against a former employee, the cost of recruiting and relocating new staff, programs to distributors, and higher commissions due to higher sales.

                             CHOLESTECH CORPORATION

        For the first thirty-nine weeks of fiscal 2000, sales and marketing expense was $5.0 million compared to $4.9 million for the first thirty-nine weeks of fiscal 1999. The largest component of the increase was for legal action against a former employee. Sales and marketing expense decreased to 26.8% of revenues for the thirty-nine weeks of fiscal 2000 from 30.3% for the first thirty-nine weeks of fiscal 1999.

        Research and Development Expenses. Research and development expense includes salaries, bonuses, expenses for outside services, supplies, and depreciation of capital equipment. Research and development expense increased 45.6% to $974,000 in the thirteen weeks ended December 24, 1999, from $669,000 in the thirteen weeks ended December 25, 1998. Research and development expenses as a percentage of revenues increased to 14.4% for the thirteen weeks ended December 24, 1999, from 12.4% for the thirteen weeks ended December 25, 1998. The Diagnostic Products business unit represented 60% and 100% of the Company's research and development expenses for the thirteen weeks ended December 24, 1999, and December 25, 1998, respectively. The WellCheck.com business unit represented approximately 40% and 0% of the Company's research and development expenses for the third quarter of fiscal 2000 and 1999 receptively.

        Diagnostic Products research and development expenses decreased 12.4% to $586,000 in the thirteen weeks ended December 24, 1999 from $669,000 in the thirteen weeks ended December 25, 1998. The decline relates primarily to the decreased testing of the ALT test cassettes while awaiting CDC response for CLIA waiver.

        During the initial quarter of operations Wellcheck.com research and development expenses were $388,000 for the thirteen weeks ending December 24, 1999 with no comparable expenses in the thirteen weeks ended December 25, 1998. Nearly all costs were associated to outside contracts to determine the web site, and other software, design and performance requirements.

        Research and development expenses for the first thirty-nine weeks of fiscal 2000 were $2.2 million compared to $2.1 million for the first thirty-nine weeks of fiscal 1999. Research and development expenses as a percentage of revenues decreased to 11.9% for the first thirty-nine weeks of fiscal 2000 from 13.0% for the same thirty-nine weeks of fiscal 1999. The Diagnostic Products business unit represented 83% and 100% of the Company's research and development expenses for the thirty-nine weeks ended December 24, 1999 and thirty-nine weeks ended December 25, 1998, respectively. The WellCheck.com business unit represented approximately 17% and 0% of the Company's research and development expenses for the first three quarters of fiscal 2000, and 1999 respectively.

        Diagnostic Products expenses decreased 11.3% to $1.8 million, from $2.1 million for the first thirty-nine weeks of 1999. This was due to a combination of lower head count, reduced depreciation, and stronger control of discretionary spending.

        General and Administrative Expense. General and administrative expense includes compensation, benefits, and expenses for outside services. General and administrative expense

                             CHOLESTECH CORPORATION

increased 60.9% to $1.0 million in the thirteen weeks ended December 24, 1999, from $624,000 in the thirteen weeks ended December 25, 1998. General and administrative expenses increased to 14.9% of revenues in the thirteen weeks ended December 24, 1999, from 11.6% in the thirteen weeks ended December 25, 1998. The Diagnostic Products business unit represented 59% and 100% of the Company's general and administrative expenses for the thirteen weeks ended December 24, 1999, and December 25, 1998, respectively. The WellCheck.com business unit represented approximately 41% and 0% of the Company's general and administrative expenses for the third quarter of fiscal 2000 and 1999, receptively.

        Diagnostic Products expenses decreased by 5.0% to $593,000 for the thirteen weeks ended December 24, 1999 from $624,000 in the thirteen weeks ending December 25, 1998. The reduction was achieved through the allocation of shared expenses to the newly created WellCheck.com business unit. This was partially offset by the creation of the Chief Operating Officer position, which caused the transfer of expense from sales and marketing to general and administrative expense.

        WellCheck.com expenses were $411,000 during the third quarter of fiscal 2000, with no related expenses for the third quarter of fiscal 1999. Expenses were the combination of the newly created Chief Operating Officer position for the business unit, and the allocation of shared expenses with the Diagnostic Products unit.

        General and administrative expense for the first thirty-nine weeks of fiscal 2000 were $2.2 million compared to $1.8 million for the same period in fiscal 1999. General and administrative expenses increased to 11.8% of revenues in the first thirty-nine weeks of fiscal 2000 from 10.8% in the same period in fiscal 1999. The Diagnostic Products business unit represented 82% and 100% of the Company's general and administrative expenses for the thirty-nine weeks ended December 24, 1999, and thirty-nine weeks ended December 25, 1998 respectively. The WellCheck.com business unit represented approximately 18% and 0% of the Company's general and administrative expenses for the first third quarters of fiscal 2000 and 1999 respectively.

        Diagnostic Products expenses remained nearly the same at $1.8 million for both the thirty-nine weeks ending December 24, 1999 and December 25, 1998. As stated above expenses included the promotion of the vice president of sales and marketing to the Chief Operating Officer position, and the allocation of shared expenses with the WellCheck.com business unit.

        Other. Other expense for the thirty-nine weeks ending December 24, 1999 of $219,000 compared to $575,000 for the respective thirty-nine weeks of fiscal 1999. The fiscal 2000 expenses relate to the Company's defense of class action lawsuit and a charge relating to the amendment of certain employee stock options to increase their term by two years. Expenses for the thirty-nine weeks of fiscal 1999 included the settlement of litigation involving a former employee and the cancellation of a proposed common stock offering.

        Interest and other income, net. Interest and other income, net reflects income from the investment of cash balances and marketable securities. Interest income increased 44.8% to $223,000 in the thirteen weeks ended December 24, 1999 from $154,000 in the thirteen weeks

                             CHOLESTECH CORPORATION

ended December 25, 1998. This increase was the result of the positive cash flows during the thirteen weeks ending December 24, 1999 invested in marketable securities.

        Interest income declined by 1.8% to $556,000 in the first thirty-nine weeks of fiscal 2000 from $566,000 for the same period in fiscal 1999. The reduction was attributed to a lower investment value in the first twenty-six weeks of fiscal 2000.

        Income Taxes. As the Company has significant tax credit carry forwards, the provision for income taxes for the thirteen weeks ended December 24, 1999, primarily represents the estimated alternative minimum tax. Management expects to utilize additional net operating loss and other tax carry forward amounts to the extent income is earned during fiscal 2000. Accordingly, the Company's estimated effective tax rate is expected to remain below the federal statutory rate throughout fiscal 2000.


LIQUIDITY AND CAPITAL RESOURCES

        The Company has financed its operations primarily through the sale of equity securities and from positive cash flows from operations. From inception to December 24, 1999, the Company raised $71.5 million in net proceeds from equity financing. As of December 24, 1999, the Company had $16.0 million of cash, cash equivalents and marketable securities. In addition to these amounts, the Company has available a $3.0 million revolving bank line of credit agreement. While the agreement is in effect, the Company is required to deposit assets with a collective value, as defined in the line of credit agreement, equivalent to no less than 100% of the outstanding principal balance. Amounts outstanding under the line of credit bear interest at the bank's prime rate. The line of credit agreement expires on November 30, 2000. As of December 24, 1999, there were no borrowings outstanding under the line of credit.

        During the first thirty-nine weeks of fiscal 2000, the Company provided $5.3 million in net cash from operating activities compared to net cash used of $1.9 million in the first thirty-nine weeks of fiscal 1999. The net cash generated from operations in the first thirty-nine weeks of fiscal 2000 was primarily due to net income of $1.7 million, adjustments for non-cash items including $1.1 million for depreciation and amortization, $1.2 million increase in current liabilities and $1.1 million for decreased inventories. In the corresponding thirty-nine weeks of fiscal 1999, a net loss of $86,000 plus adjustments for non-cash items including $2.1 million for increased inventories and $1.5 million for decreases in accounts payable were the primary factors contributing to cash used in operations activities.

        Net cash used by investing activities was $4.9 million in the first thirty-nine weeks of fiscal 2000, consisting primarily of net purchases of marketable securities totaling $2.9 million and purchase of equipment totaling $2.0 million. For the thirty-nine weeks of fiscal 1999, the Company provided $2.5 million of net cash from the sale of marketable securities and purchased $2.3 million of equipment.

        Proceeds from the Company's stock option incentive program sales provided $1.3 million in the first thirty-nine weeks of fiscal 2000. For the corresponding thirty-nine weeks of fiscal

                             CHOLESTECH CORPORATION

1999, $329,000 was provided by the issuance of Common Stock pursuant to the Company's stock incentive program.

        Over the balance of fiscal 2000, the Diagnostic Products business unit intends to expend approximately $300,000 for capital purchases related to expansion of its manufacturing capacity and research and development. Additionally the Company plans to spend approximately $2.2 million for the acquisition of Health Net, to be incorporated into the of the WellCheck business unit. The Company also plans to spend up to $4.0 million for the software and web site development costs for the WellCheck.com business unit may be required. At this point in time, Contracts have not been signed and schedules have not been set, and the payments may fall into the next fiscal year. Non-cancelable purchase commitments at December 24, 1999 were not material.

        The Company believes that cash, cash equivalents, marketable securities, cash flows anticipated to be generated by future operations, and available bank borrowing under an existing line of credit will be sufficient to meet its operating requirements for the foreseeable future. Despite this belief, however, the Company may require additional financing. The Company may be required to expend greater than anticipated funds if unforeseen difficulties arise relating to startup costs for WellCheck and Well Check.com, web site development, facilities modification or expansion, obtaining necessary product regulatory approvals, or scaling up manufacturing for new tests

        The Company's future liquidity and capital requirements will depend upon numerous additional factors, including: the cost and timing of expansion of manufacturing capacity, the number and type of new tests the Company seeks to develop; the successes of these development efforts; the costs and timing of expansion of sales and marketing activities; the extent to which the Company's existing and new products gain market acceptance; competing technological and market developments; the progress of commercialization efforts of the Company's distributors; the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights; developments related to regulatory and third party reimbursement matters and CLIA; and other factors.

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

NEW ACCOUNTING PRONOUNCEMENTS

                             CHOLESTECH CORPORATION

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

YEAR 2000 COMPLIANCE

        Cholestech has an ongoing program of assessing the extent to which its internal systems and products evaluate date information ("Year 2000 dependencies"), and, if so, whether they can properly process and evaluate dates on or after the Year 2000 (whether they are "Year 2000 compliant.

        As of the first three week of January 2000, the Company has not been able to detect any material Year 2000 related issue to its internal systems and products. Additionally, the Company is not currently aware of any Year 2000 dependencies in its internal systems or products that could have a material impact on its business. However, no assurances can be given that Cholestech will not experience unanticipated material costs caused by undetected errors or defects in its internal systems. Delays in implementation of new information systems and a failure to identify and remediate all of its Year 2000 dependencies could result in material adverse consequences to the Company's business, financial conditions, and results of operations.

        Cholestech has also taken measures to ensure that its products are Year 2000 compliant, including an evaluation of all of it's products for Year 2000 dependencies and Year 2000 compliance. Based on that evaluation, the Company believes its products, are Year 2000 compliant.

        The L~D~X System contains software that may be used to integrate test results with an end user's medical records system. It is likely that, during the Year 2000, the functionality of certain medical records systems will be adversely affected when one or more component products of such systems are unable to process four digit characters representing years and, therefore, the medical records system would not be Year 2000 compliant. At this time, the Company believes that its products are Year 2000 compliant. The Company has not, and does not plan to, poll all of its customers to determine whether they are using the L~D~X System with other systems that are not Year 2000 compliant. If a significant portion of the Company's customers were to be unable to integrate L~D~X System data with their other information systems, such customers may stop using the L~D~X System. This would materially and adversely effect the Company's business, financial condition, and results of operations.

        Additionally, the Company has not experienced a single delay in order receipt, or receipt of materials from suppliers related to Year 200 compliance. Parties with whom the Company does business may not be in Year 2000 compliance, which could have a material adverse effect on the Company's business, financial condition and results of operations. Cholestech has worked with the key suppliers of products and services as well as distributors of the Company's

                             CHOLESTECH CORPORATION

products to determine whether their systems, products, and services are Year 2000 compliant. This investigation and monitoring process has included questionnaires that the Company has sent to the organizations with which the Company conducts a material amount of business. These efforts will continue into the year 2000. Despite this effort the Company anticipates that there may still exists the potential for substantial litigation which may be brought against vendors of component products provided to the Company. The Company believes that any such claims, with or without merit, could have a material adverse effect on the Company's business, financial condition, and results of operations.

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

        Cholestech has incurred and may continue to incur various costs to conduct testing and modification of its products and to provide customer support services regarding Year 2000 issues. To date, the costs incurred and anticipated costs related to the Company's Year 2000 readiness program have been immaterial. This estimate is based on a current assessment and is subject to change as the Company's Year 2000 readiness program progresses. If any litigation arises from Year 2000 dependency issues that we have not identified, cost relating to such issues could extend into calendar year 2000 and beyond.

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

POTENTIAL FACTORS AFFECTING FUTURE OPERATING RESULTS

        NO EXPERIENCE IN THE TESTING SERVICES OR INTERNET BUSINESSES. The testing services business and the Internet business to be pursued through our newly created WellCheck and WellCheck.com business units are completely new to Cholestech and our management team. To date our business has been exclusively in the area of manufacturing and marketing the Cholestech L-D-X(R) System. We may not be able to successfully develop these new businesses. The demands of attempting to grow these new businesses may prevent us from devoting

                             CHOLESTECH CORPORATION

significant time and attention to our traditional business, and that traditional business may decline.

        INTERNET HEALTH MANAGEMENT IS A NEW AND UNPROVEN BUSINESS. The internet-based health information management business is a very new and as yet unproven market. Whether we succeed in this business will depend upon individual acceptance of internet-based management of personal health information. People may not feel comfortable having their health-related information available over the Internet despite the privacy and security measures we plan to take.

        MINIMAL EXPERIENCE IN MANAGING GEOGRAPHICALLY DIVERSE OPERATIONS. Our traditional business has been managed and operated almost exclusively from our Hayward, California headquarters. The new WellCheck business we are adopting will require us to operate in multiple geographic locations. This will require us to manage multiple, geographically dispersed businesses and adapt our management and financial systems and controls to this new geographically dispersed business. We may not be able to manage these changes rapidly, successfully, or at all.

        SIGNIFICANT STARTUP EXPENSES. The development of the two new business units, and the WellCheck.com Internet business in particular, will require significant start-up expenditures. These expenditures are likely to materially effect the operating results of Cholestech as a whole. The Company may need to seek additional capital to help fund these start-up expenses. The required additional capital may not be available to us on favorable or acceptable terms when required, or at all. If we cannot obtain required additional capital, we may have to change our business strategy, which would be disruptive to our business. If we raise additional capital through borrowings, the terms of such borrowings may impose limitations on how our management may operate the business in the future. If we raise additional capital by issuing equity, this may result in a dilution of existing shareholders' interests in Cholestech. Also, equity issued by us may have rights, preferences, or privileges senior to those of our existing shareholders.

        ACQUISITION RELATED RISKS. The WellCheck business will be developed in significant part by our acquiring existing testing service businesses. We may acquire services and/or technology to assist in developing our WellCheck.com business as well. Any such acquisition could result in significant amounts of cash, potentially dilutive issuances of equity securities, and/or the incurring of debt or amortization expenses related to goodwill and other intangible assets, any of which could materially harm our operating results and business. Additional risks from the acquisition(s) we plan may include:

        Difficulties in assimilating the operations, technologies, products, services, and personnel of the acquired company or business - especially assimilating multiple small businesses that Cholestech may acquire. The diversion of our management's attention from other business concerns; and the potential loss of key employees of the acquired company or business.

        INTERNET BUSINESS RISKS. Our planned WellCheck.com business will involve the provision and management of individual health-related information over the Internet. Despite security measures we plan to take, such information may be accessed or manipulated by third parties without our, or the individual's consent. Any such security breach could greatly erode

                             CHOLESTECH CORPORATION

consumer confidence in our WellCheck.com business and could severely harm that business and its prospects. Additionally, if an individual's health information is corrupted by software or technical problems, consumer confidence in the WellCheck.com business could be severely damaged. If consumer information is altered by third parties or by technical problems, the affected individual may bring litigation against Cholestech and/or the Company's web site hosting partners. Any such litigation could result in significant expense, including any damage awards. Even if ultimately decided in our favor, such litigation could result in significant expense and distraction of our management.

        UNCERTAINTY OF MARKET ACCEPTANCE OF THE L-D-X SYSTEM. The L-D-X System, including the L-D-X Analyzer (the Company's only product platform) and single use test cassettes, will continue to account for substantially all of the Company's revenues for the foreseeable future. In order for the Company to increase revenues, sustain profitability, and maintain positive cash flows from operations, the L-D-X System must continue to gain market acceptance among healthcare providers, particularly POLs and pharmacies, to which the Company has made only limited sales to date. In particular, adoption of the preventive care testing model promoted by the Company in the pharmacy market has remained at very low levels. Awareness of the availability of the Company's technology remains at predominantly low levels in both the physician and pharmacy customer groups. Physicians, pharmacists, and other healthcare providers are not likely to use the L-D-X System unless they determine that it is an attractive alternative to other means of diagnostic screening or therapeutic monitoring of chronic diseases. Such determination will depend, in part, upon the L-D-X System's accuracy, ease of use, rapid test time, reliability and cost effectiveness, as well as the availability, and amount of third party reimbursement.

        Even if the advantages of the L-D-X System in diagnosing and monitoring patients with chronic diseases are established, healthcare providers may elect not to purchase and use the L-D-X System for any number of reasons. For example, physicians and other healthcare providers may not change their established means of having such tests performed or may not make the necessary investment to purchase the L-D-X Analyzer. In addition, the growing prevalence of managed care may adversely affect the POL market. A growing number of physicians are salaried employees and have no financial incentive to perform testing. Many managed care organizations have contracts with laboratories, which require participating or employed physicians to send patient specimens to contracted laboratories. Finally, physicians are under growing pressure by Medicare and other third party payors to limit their testing to "medically necessary" tests. Market acceptance of the L-D-X System by pharmacists will in part depend on the continued availability and amount of reimbursement to them for performing tests on the L-D-X System. Additionally, market acceptance issues such as awareness, adoption, reimbursement, distribution, pricing, and education have kept sales to pharmacists at a significantly low level to date relative to the size of the available market.

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

                             CHOLESTECH CORPORATION

Company's sole product focus, the Company could be required to cease operations if the L-D-X System does not achieve and maintain a significant level of market acceptance.


        HISTORY OF LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY; FLUCTUATIONS IN OPERATING RESULTS. Historically, the Company has experienced significant operating losses and negative cash flows from operations and, as of December 24, 1999, had an accumulated deficit of $46.9 million. The Company's first profitable quarter was the first quarter of fiscal 1998, and its first profitable year was fiscal 1998, however, the Company recorded a net loss of $73,000 for fiscal 1999. The Company's ability to return to its recent profitability and positive cash flows from operations will depend, in part, upon continued commercialization of existing product offerings, of which there can be no assurance. The Company's ability to return to profitability and positive cash flows from operations will also depend upon the level and timing of research and development expenditures and the Company's ability to complete the development of and successfully introduce and market additional tests. The Company may experience significant fluctuations in revenues and results of operations on a quarter to quarter basis in the future. Quarterly operating results will fluctuate due to numerous factors, including:

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

                             CHOLESTECH CORPORATION

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

        In July 1997 the FDA approved the Company's request for clearance to market the Company's BUN/Creatinine single use test cassette pursuant to Section 510(k) of the FDC Act. In December, 1997 the Company submitted to the CDC a request for CLIA waiver for the use of the BUB/Creatinine test cassette with the L-D-X System. The CDC rejected the Company's Request in March, 1999. The product is not currently in the development priority.

        In order to successfully commercialize any new tests, including the Alanine Aminotransferase (ALT) test cassette, the Company will be required to establish and maintain reliable, cost-efficient, high-volume manufacturing capacity for such tests. The Company has in the past encountered difficulties in scaling up production of new test cassettes, including problems involving production yields, quality control and assurance, variations, and impurities in raw materials and performance of the manufacturing equipment.

        In May, 1996, the Company entered into a development, marketing and licensing agreement with Metra Biosystems, acquired by Quidel Corporation in July 1999, to develop an immunoassay cassette for Quidel's bone resorption assay to be used on the L-D-X System. Quidel is obligated to purchase $750,000 of additional shares of Common Stock at the then current market price upon the completion of specified milestones by the Company unless Quidel exercises its right to terminate the agreement, which it may do at any time. To date the Company and Quidel have not been able to complete the development work contemplated under the agreement and are discussing what steps they should take in the future. There can be no assurance that Quidel will not terminate the agreement or that Quidel will purchase any additional Common Stock.

                             CHOLESTECH CORPORATION

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

                             CHOLESTECH CORPORATION

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

        LIMITED SALES, MARKETING AND DISTRIBUTION EXPERIENCE; DEPENDENCE ON THIRD PARTY DISTRIBUTORS. In order for the Company to increase revenues and sustain profitability, the L-D-X System must achieve a significant degree of market acceptance among healthcare providers and third party payors. The Company has only limited experience in marketing and selling to the therapeutic monitoring market in the United States and relies on third party distributors in this market. There can be no assurance that the Company will be able to maintain its existing distribution relationships. Distribution agreements with Amerisource and Bergen Brunswig Drug Company, both national distributors to the pharmacy market, have been cancelled due to contractual performance issues. The Company also will be required to enter into additional distribution arrangements in order to achieve broader distribution of its products, particularly into the pharmacy market. There can be no assurance that the Company will be able

                             CHOLESTECH CORPORATION

to enter into and maintain such arrangements on a timely basis, if at all. The Company is dependent upon such distributors to assist it in promoting market acceptance of the L-D-X System. It is uncertain whether distributors will devote the resources necessary to provide effective sales and marketing support to the Company. In addition, the Company's distributors may give higher priority to the products of other medical suppliers, thus reducing their efforts to sell the Company's products. If the Company is unable to establish appropriate arrangements with distributors, or if any of the Company's distributors do not promote, market, and sell the L-D-X Analyzer and single use test cassettes, the Company's business, financial condition, and results of operations could be materially adversely affected.


        UNCERTAINTY RELATING TO THIRD PARTY REIMBURSEMENT. In the United States, healthcare providers that purchase products such as the L-D-X System generally rely on third party payors, including private health insurance plans, federal Medicare, state Medicaid, and managed care organizations, to reimburse all or part of the cost of the procedure in which the product is being used. The Company's ability to commercialize its products successfully in the United States will depend in part on the extent to which reimbursement for the costs of tests performed with the L-D-X System and related treatment will be available from government health authorities, private health insurers and other third party payors. Third party payors can affect the pricing or the relative attractiveness of the Company's products by regulating the maximum amount of reimbursement provided for testing services. Reimbursement is currently not available for certain uses of the Company's products in particular circumstances. As a general rule, third party reimbursement is available if a physician has been involved in the decision to perform the test involving the Company's products. For example, if a physician prescribes a drug that requires therapeutic monitoring, the use of the Company's products in performing such tests will be reimbursable.

        In the health promotion market, use of the Company's products for diagnostic screening in health promotion clinics is generally subject to reimbursement. However, diagnostic screening preformed in corporate wellness programs and at fitness centers is likely not subject to reimbursement. Third party payors are increasingly scrutinizing and challenging the prices charged for medical products and services. Decreases in reimbursement amounts for tests performed using the Company's products may decrease the amounts that physicians and other practitioners are able to charge patients, which in turn may adversely affect the Company's ability to sell its products on a profitable basis. In addition, certain healthcare providers are moving toward a managed care system in which such providers contract to provide comprehensive healthcare for a fixed cost per patient. Managed care providers are attempting to control the cost of healthcare by authorizing fewer elective procedures, such as the screening of blood for chronic diseases.

        The Company is unable to predict what changes will be made in the reimbursement methods utilized by third party payors. Inability of healthcare providers to obtain reimbursement from third party payors or changes in government and third party payors' policies toward reimbursement of tests employing the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, the Company believes that the overall escalating cost of medical products and services has led to and

                             CHOLESTECH CORPORATION

will continue to lead to increased pressures on the healthcare industry, both domestic and international, to reduce the cost of products and services, including products offered by the Company.

        Market acceptance of the Company's products in international markets is also dependent, in part, upon the availability of reimbursement within prevailing healthcare payment systems. Reimbursement and healthcare payment systems in international markets vary significantly by country and include both government sponsored healthcare and private insurance. There can be no assurance that third party reimbursement and coverage will be available or adequate in either United States or international markets, that current reimbursement amounts will not be decreased in the future or that future legislation, regulation, or reimbursement policies of third party payors will not otherwise adversely affect demand for the Company's products or the Company's ability to sell its products on a profitable basis, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

Political, economic and regulatory influences are pushing the healthcare industry in the United States to fundamental change. The Company anticipates that Congress, state legislatures and the private sector will continue to review and assess alternative healthcare delivery and payment systems. Potential approaches that have been considered include mandated basic healthcare benefits, controls on healthcare spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, the creation of large insurance purchasing groups, price controls and other fundamental changes to the healthcare delivery system. Legislative debate is expected to continue in the future, and market forces are expected to demand reduced costs. The Company cannot predict what impact the adoption of any federal or state healthcare reform measures, future private sector reform or market forces may have on its business.

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

                             CHOLESTECH CORPORATION

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

                             CHOLESTECH CORPORATION

promulgation of additional regulations impacting laboratory testing will not have an adverse effect on the Company's ability to market the L-D-X System. For example, if CLIA regulations were modified in a manner that reduced regulatory requirements and burdens faced by competitive products, certain competitive advantages of the L-D-X System's waived status could be reduced or eliminated.

The Company's manufacturing processes, as well as, in certain instances, those of its contract manufacturers, are subject to stringent federal, state and local regulations governing the use, generation, manufacture, storage, handling and disposal of certain materials and wastes. The Company and its contract manufacturers must economically manufacture products in compliance with federal, state and foreign regulations regarding the manufacture of healthcare products and diagnostic devices, including QSR, and other foreign regulations and state and local health, safety and environmental regulations, which include testing, control and documentation requirements. Failure to comply with QSR, ISO9001/EN46001 requirements and other applicable regulatory requirements by the Company and in certain ISO9001/EN46001 certification regulations circumstances, its contract manufacturers, including marketing products for unapproved uses, could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of approvals and criminal prosecution. Changes in existing regulations or adoption of new governmental regulations or policies could prevent or delay regulatory approval of the Company's products. There can be no assurance that the Company will not be required to incur significant costs in the future in complying with manufacturing and environmental regulations.

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

                             CHOLESTECH CORPORATION

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

                             CHOLESTECH CORPORATION

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


        POTENTIAL VOLATILITY OF STOCK PRICE. The market price of the Common Stock, like that of the common stock of many other medical products and technology companies, has in the past been, and is likely in the future to continue to be, highly volatile. Factors such as fluctuations in the Company's operating results, announcements of technological innovations or new commercial products by the Company or its competitors, government regulation, changes in the current structure of the healthcare financing and payment systems and developments in or disputes regarding patent or other proprietary rights may have a significant effect on the market price of the Common Stock. Moreover, the stock market has from time to time experienced extreme price and volume fluctuations, which have particularly affected the market prices for medical products and high technology companies and which have often been unrelated to the operating performance of such companies. These broad market fluctuations, as well as general economic, political and market conditions, may adversely affect the market price of the Common Stock. In the past, following periods of volatility in the market price of a company's stock, securities class action suits have been filed against the issuing company. There can be no assurance that such litigation will not occur in the future with respect to the Company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on the Company's business, financial condition and results of operations. Any adverse determination in such litigation could also subject the Company to significant liabilities.

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

               On August 9, 1999, Cholestech filed in the United States District Court for the Southern District of Indiana a complaint entitled Cholestech Corporation v. Polymer Technology Systems, Inc. and Tracy Thompson, No. IP99-1223-C T/G. Cholestech's complaint and substantive causes of action were based on its allegations that Mr. Thompson, a former Cholestech employee, disclosed, and/or was likely to disclose, certain confidential and proprietary information of Cholestech to Polymer and that Polymer was misappropriating this information. On August 19, 1999, Polymer and Thompson ("plaintiffs") filed in the Marion County Superior Court in Indianapolis, Indiana, a complaint entitled Polymer Technology Systems, Inc. and Tracy Thompson v. Cholestech No. 49D02-9908-CP-001134 ("state court action"). In their complaint, plaintiffs sought a declaration from the court that the information Cholestech sought to protect in the federal court action does not constitute a trade secret. By mutual agreement of the parties, Cholestech voluntarily dismissed its federal court action, and on September 1, 1999, filed a counterclaim against the plaintiffs in the state court action. The parties to this action recently agreed to resolve this action by way of a settlement agreement. The terms of that agreement are confidential. The settlement does materially affect the Company.

               On May 6, 1999 The Company filed a complaint, No. 9901251, in the Brussels Belgium court system seeking a patent infringement claim against Roche Diagnostics. This action was filed to protect the Company's European Patent rights for high density lipoproteins ("HDL"). The Company believes this action will not result in a material adverse effect, however, there can be no assurance that the lawsuit will be resolved in the Company's favor. The action is in its preliminary stages and a trial date has not been set.

                             CHOLESTECH CORPORATION

               On December 23, 1999 an injunction, No. ES 580-199, was filed in Zug Switzerland by Roche Diagnostics seeking a cease and desist order barring the Company, and two distributors, Healthcare Solutions, and Euromedix from distributing HDL assay single-use test cassettes in Switzerland. The complaint alleges that Cholestech violated a Roche European patent for HDL. The Company has until February 21, 2000 to generate a response. The Company believes the suit is without merit and intends to defend the case vigorously. The Company does not believe that it did not cause any wrongdoing, and that the outcome of this matter will not result in a material adverse effect, however, there can be no assurance that the lawsuit will be resolved in the Company's favor.

               Additionally, we have been informed by one of our Distributors that during January, 2000 a complaint, No. 4 O 4/00 was filed in the District Court Dusseldorf, Germany against Cholestech and two of its distributors, seeking a cease and desist order barring the distributor from shipping HDL single-use test cassettes in to Germany. The company has not been served, nor has been given a formal copy of the complaint. The complaint alleges the Company and its distributor violated a Roche German priority patent for HDL by selling Cholestech's single-use test cassette containing a HDL assay. The Company believes the suit is without merit and intends to defend the case vigorously. The Company does not believe that it did not cause any wrongdoing, and that the outcome of this matter will not result in a material adverse effect, however, there can be no assurance that the lawsuit will be resolved in the Company's favor. The action is in its preliminary stages and the initial hearing date is set for March 9, 2000.

               The Company is subject to other claims and legal actions in the ordinary course of business, none of which are expected to result in a material adverse outcome.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               No matters were submitted to a vote of the security holder during the thirteen weeks ending December 24, 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


               (a)    Exhibits:
                      10.17.6 Revolving Line of Credit Note effective November 30, 1999 by and between Wells Fargo Bank and the Registrant.
                      27.1          Financial Data Schedule.

               (b) Reports on Form 8-K. No Reports on Form 8-K were filed during the thirteen weeks ended December 24, 1999.

                             CHOLESTECH CORPORATION



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CHOLESTECH CORPORATION



Date  02/04/00                      /s/ Warren E. Pinckert II
    ------------                    ----------------------------
                                    Warren E. Pinckert II
                                    President  and  Chief  Executive Officer
                                    (Principal Executive Officer)


                                    /s/ Andrea J. Tiller
                                    -----------------------
                                    Andrea J. Tiller
                                    Vice President of Finance and Chief
                                    Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


Exhibits No.                     Description
------------                     -----------
  10.17.6       Revolving Line of Credit Note effective November 30, 1999 by and between Wells Fargo Bank and the Registrant.
  27.1          Financial Data Schedule.