Form 10-K405
period 2000-03-31
CHOLESTECH CORPORATION
filed 2000-06-28
CIK 887227

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 31, 2000 as reported on the NASDAQ National Market, was approximately $85,366,834. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 31, 2000, registrant had outstanding 11,921,251 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for the 2000 Annual Meeting of Shareholders to be held August 17, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1: BUSINESS

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

GENERAL

     The Company engages in three business activities:

     - Diagnostic Products -- which develops, manufactures and markets the Cholestech L-D-X(R) System (the "L-D-X System") which performs near-patient diagnostic testing to assist in assessing for risk of certain chronic diseases and to assist in the monitoring of therapy to treat those diseases.

     - WellCheck(TM) -- which conducts consumer testing within the United States to assess for risk of certain chronic diseases and to assist in the monitoring of therapy to treat those diseases.

     - WellCheck.com -- is currently under development, and plans to provide interactive tools to consumers through the Internet to better assess for risk of certain chronic diseases and to monitor and motivate personal health management of those diseases.

     Diagnostic Products currently markets the L-D-X System, including the L-D-X Analyzer and a variety of single use test cassettes, in the United States and internationally. The L-D-X System is capable of measuring multiple analytes simultaneously with a single drop of whole blood, producing test results within five minutes. The Company's current products measure and monitor blood cholesterol, related lipids, glucose, and liver function, and are used to perform testing of patients at risk of or suffering from cardiovascular disease, diabetes or liver disease.

     WellCheck currently provides consumer-testing services utilizing the Cholestech L-D-X System, as well as various other technologies for the assessment of blood pressure, osteoporosis, glycated hemoglobin and general health information. WellCheck was initiated through the acquisition of Health Net, Inc., ("Health Net") of Hammond, Louisiana in January of 2000. The Company intends to expand the WellCheck testing services offered through a combination of further acquisitions and internal development with the goal of developing the first truly nationwide consumer testing service for chronic disease. Substantially all of the WellCheck revenue is currently derived from promotional programs with major pharmaceutical companies marketing lipid-lowering statin drugs. The Company believes that there is an opportunity to further expand the WellCheck business into retail testing venues and worksite wellness programs.

     WellCheck.com is currently under development with the expectation of launching in June, 2000.

     The Company believes that the waived status, technological flexibility, ease of use, accuracy, rapid results, low operating costs, quality, and interactive nature of its products and services provide it with competitive advantages, specifically:

     - The L-D-X systems features are well suited to the needs of near-patient testing, and

     - The features of the L-D-X system provide regulatory advantages which translate into time and cost savings for its users.

MARKET OVERVIEW

     The market for the Company's products and services exists where the management of chronic disease and the growing consumer trend for personal health management meet.

     Chronic diseases are long lasting or frequently recurring illnesses that, due to their protracted and serious nature, are costly to treat and monitor. The most prevalent chronic diseases include, among others, cardiovascular disease and diabetes.

     - The American Heart Association estimates that more than 58 million people suffer from cardiovascular disease, the leading cause of death of adults in the United States, resulting in over one million deaths in 1995.

     - High levels of cholesterol have been linked by conclusive evidence to cardiovascular disease, and National Cholesterol Education Program ("NCEP") data indicate that more than 50% of the adult population in the United States has high or borderline high cholesterol levels.

     - Diabetes is estimated to afflict more than 16 million people in the United States, over a third of whom have not been identified as being diabetic.

     - Diabetes often results in a number of short term and long term complications such as nerve damage, kidney disease and retinal damage.

     - Cardiovascular disease and renal failure are the most prevalent causes of death among diabetics.

     The Company believes that there is a growing consumer trend towards personal health management. This trend has been stimulated to a large degree by the availability of the Internet.

     - Almost half of Americans today access the Internet.

     - Health information is the second most frequently sought area of content.

     - Researchers estimate that over 40% of all Internet searches are related to health information.

     - Lack of healthcare coverage for a large portion of the American population and the rise of managed care may also be driving factors for this trend.

     The Company believes that it is uniquely positioned to meet the needs of these two markets, by providing the only cost effective technologies which

     - Screen for certain chronic diseases, most specifically cardiovascular disease.

     - Monitor the ongoing condition of people with cardiovascular disease whose treatment programs may include long-term complex drug therapies.

     - Increase therapy effectiveness through positive reinforcement and motivational counseling

     - Enable consumers to take a more active role in their personal health management.

MARKET OPPORTUNITY FOR SPONSORS AND PARTNERSHIPS

     Many other companies and businesses are interested in reaching these same consumers who may potentially be at risk for elevated cholesterol. Because Cholestech is uniquely positioned with its technology and services to meet the needs of consumers wishing to personally manage their cardiovascular health, the Company is an attractive partner to these other interested companies and businesses.

     Pharmaceutical companies have focused considerable resources on developing drugs for the treatment of cardiovascular disease, diabetes and other chronic diseases. While drug therapy is necessary for the overall treatment of chronic diseases; diagnostic screening, and the proper monitoring of therapy is also important in an effective program to manage chronic diseases. Widespread diagnostic screening for chronic diseases aids in the early identification of patients who would benefit from drug therapy. Effective administration of drug therapies often requires careful therapeutic monitoring of drug impact on body chemistry to ensure proper drug dosages, monitor improvement and reduce the risk of side effects. Moreover, ongoing compliance with drug therapy is necessary for effective treatment and reduces the risk to patients of adverse acute events.

     - Studies show that noncompliance with drug therapy is a major health care problem that may be responsible for almost 10% of all hospital admissions, 23% of all nursing home admissions and the loss of 20 million work days each year.

     - Additional data is also available to show that with the class of lipid-lowering drugs called "statins," three-quarters of patients prescribed a lipid-lowering drug are not taking the medication one year later.

     - National statistics from the National Cholesterol Education Program show that 9 out of 10 patients on a lipid-lowering program never reach their cholesterol goals.

     A wide range of non-pharmaceutical companies have developed products which also target consumers with cholesterol problems or interests. These include the manufacturers of food, vitamin, and other non-regulated neutraceutical products which have features and benefits designed to reduce cholesterol. Cholestech is also uniquely positioned to help these companies identify and market to cholesterol-interested consumers.

     One of the emerging issues in healthcare is the increase of self-insured employers, and the increasing number of health and quality-of-life programs offered by employers to their employees. Cholestech is also uniquely positioned to help these companies provide programs which screen their employees for cardiovascular risk and support cardiovascular health programs within the employer's provider plan.

     The Company believes that it is well positioned to meet the needs of potential sponsors and partners. Cholestech's unique technology, easy and convenient service, and interactive web-tools, create a personal interaction with the consumer, which may be expanded to include other related products and services.

MARKET SEGMENTS

     Cholestech's products and services are specifically targeted at markets outside of the traditional hospital or clinical laboratory. These include:

     - Physician Office Laboratories, which are operated by physicians or groups of physicians. The Physician Office Laboratory market consists of approximately 96,000 sites registered with the Health Care Finance Administration approximately 35,000 of which are registered to perform only CLIA waived tests.

     - Pharmacy sites, including approximately 53,000 independent and retail chain pharmacies, which have begun positioning themselves to respond to the consumer-trend toward personal health management, although pharmacists face difficult reimbursement issues in a group of states with blocking state legislation.

     - Health promotion sites, which include a variety of locations such as corporate wellness programs, fitness centers, health promotion service providers, community health centers, public health programs, the United States military and other independent screeners.

     - Consumer events, including promotional sporting and social events, and retail-venue events.

     - eHealth, including Internet-enabled information requests, counseling, and monitoring of cardiovascular disease and cholesterol.

THE CHOLESTECH STRATEGY

     Cholestech's strategy is to leverage the technological capabilities and performance of its core Diagnostic Products business to allow the Company to expand into the emerging area of personal health management of chronic diseases. The Company has developed its WellCheck subsidiary to forward integrate its traditional business directly to the consumer, and hopes to achieve both financial and competitive advantages through immediate and personal contact with the people who receive the Company's tests. The Company is developing its WellCheck.com subsidiary to provide internet-enabled tools directly to consumers, intended to allow them to better manage their cardiovascular health and potentially increase their chances of reaching their cholesterol goals.

     The components of the Cholestech strategy which are related to its Diagnostic Products business include:

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

     - Expansion of Testing Technology. To effectively expand the chronic diseases addressed by the Cholestech L-D-X System, the Company's strategy is to develop a more effective and efficient platform technology and expand its range of multi-analyte, single-use, disposable cassettes to address additional diagnostic tests to screen for and manage chronic disease.

     - Expansion of Manufacturing Capabilities and Efficiencies. To effectively expand the Company's penetration of its markets, the Company's strategy is to expand its manufacturing capacity with the introduction of a third line for the manufacture of cassettes. Additionally, the Company will seek to improve on the key performance attributes of its manufacturing process, including quality, yields, and efficiencies through the introduction of new manufacturing technology.

     - Expansion of Distribution Relationships. The Company intends to augment its sales and marketing efforts by continuing to establish relationships with select third party distributors to strategically access its markets in the United States and internationally.

     - Increase Market Penetration. The Company intends to further penetrate the POL, pharmacy and health promotion markets by increasing the installed base of L-D-X Analyzers. The Company has implemented marketing programs to increase awareness of the advantages of the L-D-X System among health care providers, third party payors, and Consumers. In addition, the Company has entered into strategic relationships with major pharmaceutical companies to promote preventive care testing with the L-D-X System as critical components of chronic disease management.

     - Expansion of Cassette Utilization. The Company intends to increase the demand for single use test cassettes through the expanded venues to be offered by the WellCheck Business unit and repeat testing stimulated by the WellCheck.com web site. The Company believes increased testing will be achieved through the combination of improved compliance testing for people currently monitoring cholesterol as well as new people requesting testing.

     The components of the Cholestech strategy which are related to its WellCheck business include:

     - Broaden Consumer Testing. The Company intends to broaden its geographic coverage of the WellCheck testing service by acquiring additional regional testing companies, or expanding through internal growth into retail testing and/or worksite wellness.

     - Improve Consumer Access to Testing. The Company intends to capitalize on its technological advantage of testing outside of the clinical or hospital laboratory by providing products and services that improve people's access to chronic disease risk assessment and management. The Company believes that more convenient testing will increase the frequency of diagnostic testing and may lead to earlier identification of patients at risk of or suffering from chronic diseases.

     - Improve Therapy Compliance. Studies have shown that easier access to testing sites may improve drug, diet, and exercise therapy compliance. Used in convenient consumer-settings, the L-D-X System makes therapeutic monitoring more convenient for patients. Also, the L-D-X System provides patients with feedback on therapy effectiveness within five minutes. The Company believes that both of these benefits contribute to increased patient compliance with drug therapy. The Company believes that the potential for increased drug sales from improved compliance represents a significant incentive for pharmaceutical companies.

     The components of the Cholestech strategy which are related to its WellCheck.com business include:

     - Develop WellCheck.com and TEAMS. The Company is currently developing its internet website and test event activity management systems (TEAMS).

     - Personal Health Management for Chronic Disease. The Company plans to provide interactive tools to consumers through the Internet, for the monitoring and management of their cardiovascular health. By creating its WellCheck.com website, Cholestech hopes to provide current and medically meaningful information concerning the risks and potential therapy programs for the management of cholesterol. Additionally, WellCheck.com will provide individual, privacy-protected space for the user to manage his or her own cholesterol over time with key input from individual cholesterol test results, nutritionists, personal fitness experts, pharmacists and preventive cardiologists, all of whom provide motivation and counseling to enable the consumer to reach their personal cholesterol goals.

     - Further Develop Strategic Relationships. The Company has established and intends to further develop strategic relationships to create new products and to improve penetration of its target markets. In particular, the Company intends to further its alliances with major pharmaceutical companies and other health care companies to position the Company's products and services as the preferred tools for the personal health management for chronic disease.

     - Expansion of Business Partnerships. The Company intends to provide more effective marketing access for cholesterol-interested companies.

PRODUCTS AND PRODUCTS UNDER DEVELOPMENT

     Cholestech offers a variety of products and services in each of its three areas of business, including products currently under development.

DIAGNOSTIC PRODUCTS:

     Diagnostic Products is focused on the manufacturing, marketing, and development of diagnostic testing technology.

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

  The L-D-X Analyzer

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

  Cassette Products

     The Company's line of single use test cassettes for the L-D-X System incorporates patented and licensed technology for distributing precisely measured plasma to multiple reaction pads for simultaneous testing. Each cassette consists of three parts: a main body that contains the sample well into which the blood sample is dispensed; a reaction bar where plasma is transferred for analysis; and a magnetic stripe encoded with test instructions and lot specific calibration information for the various chemistries on the reaction pads. Capillary action draws a drop of whole blood through a separation medium within the cassette, stopping the cellular components of the blood while transferring a small volume of plasma to the cassette's reaction pads. When the plasma contacts the reaction pads, the dry chemistry reacts with the analytes in the plasma, producing color. The intensity of color developed indicates the concentration of the analytes in the plasma. The magnetic stripe contains information needed by the L-D-X Analyzer to convert the reflected color reading into a concentration level for the accurate measurement of the analytes being tested. This automatic process frees the health care provider from having to interpret any color reaction, relate a reading to a separate chart or input calibration information. The Company's available test cassettes range in current list price from $3.95 to $10.95 per cassette, which includes up to four tests per cassette.

     The following table summarizes the Company's current products and products under development:

                   PRODUCT                           REGULATORY STATUS(1)
                   -------                           --------------------
INSTRUMENT
  L-D-X Analyzer                                FDA cleared; CLIA waived
CASSETTE PRODUCTS
  Current
     TC                                         FDA cleared; CLIA waived
     TC and HDL                                 FDA cleared; CLIA waived
     Lipid Profile                              FDA cleared; CLIA waived
     (TC/HDL/ calculated LDL/Triglycerides)
     TC and Glucose                             FDA cleared; CLIA waived
     TC/HDL/Glucose                             FDA cleared; CLIA waived
     Lipid Profile plus Glucose                 FDA cleared; CLIA waived
     Alanine Aminotransferase (ALT)             FDA cleared, applied for CLIA
                                                waiver
  Under Development(2)
     None
  In Feasibility Studies(3)
     Glycated Hemoglobin                        Not filed or applied
     Direct HDL                                 Not filed or applied
     Direct LDL                                 Not filed or applied

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

(2) Products under development are those in the prototype stage, meaning that cassette shelf life is being evaluated, the test is being evaluated in-house against samples designed to mimic the range of real patient samples, pilot manufacturing equipment is being developed and/or the Company has applied for CLIA waiver.

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

     - TC. This stand-alone test for measuring total cholesterol was the Company's first test, developed in conjunction with NCEP guidelines issued in 1988. The TC test is used primarily at health promotion sites for diagnostic screening. Current NCEP screening guidelines recommends additional testing for HDL.

     - TC and HDL Panel. The TC and HDL panel addresses current NCEP guidelines regarding the screening for the risk of cardiovascular disease by testing both TC and HDL. HDL (high-density lipoproteins) particles circulate in the blood and can pick up cholesterol from arteries and carry it to the liver for elimination from the body. HDL is sometimes called "good cholesterol" because of this function. The Company believes the TC and HDL panel is particularly useful in diagnostic screening applications. This panel also calculates LDL (low density Lipoprotein) the ratio of TC to HDL, and the ratio of HDL to LDL, a recognized measure of cholesterol induced cardiac risk.

     - Lipid Profile. The Company offers a lipid profile cassette, which directly measures TC, HDL and Triglycerides. In addition, the lipid profile cassette calculates estimated values for LDL, the ratio of

       HDL to LDL, and the ratio of TC to HDL. The development of cardiovascular disease has been associated with three lipoprotein abnormalities: (i) high levels of LDL; (ii) high levels of VLDL; and (iii) low levels of HDL. LDL, the major carrier of cholesterol, and VLDL, a major carrier of Triglycerides in the blood, has been shown to be associated with deposits of plaque on the arterial wall. High levels of Triglycerides can also lead to development of such plaque. Accumulation of this plaque leads to narrowing of arteries and increases the likelihood of cardiovascular disease. The lipid profile cassette thus performs multiple tests in the diagnostic screening and ongoing therapeutic monitoring of individuals who have high LDL levels or who exhibit two or more other cardiovascular disease risk factors. NCEP guidelines recommend that health care providers perform three lipid profiles, each one-week apart, prior to initiating lipid lowering drug therapy.

     - TC and Glucose Panel, TC/HDL/Glucose Panel and Lipid Profile plus Glucose Panel. Recognizing the relationship between diabetes and abnormal lipid levels, the Company developed a glucose test for the L-D-X System and combined it with each of its three lipid related test panels. The resulting panels provide input used in the diagnostic screening and therapeutic monitoring of patients with diabetes, whether or not they are aware they are diabetic, as well as of individuals who may be at risk of cardiovascular disease.

     - AlanineAminoTransferase (ALT) Patients undergoing certain drug therapies must be monitored for increases in certain enzymes that are associated with liver damage. The availability of an ALT test combined with the Company's lipid profile would allow health care providers to monitor, in the POL and pharmacies, both the impact of and potential adverse side effects on the liver from lipid lowering and diabetic therapies. The Company has determined the technological feasibility of combining on one cassette the ALT test with the lipid profile and is evaluating other potential uses of the test. The Company received 510(k) clearance to market ALT in September, 1999. The Company applied for CLIA-waived status in September, 1999. The Company cannot estimate when the FDA will determine whether to grant CLIA waived status for this test or whether such waived status will be granted. The Company is currently marketing ALT as a moderately-complex test, pending CLIA waiver.

        Cassette Products Under Development

     The Company has pursued tests for BUN, Creatinine, and Bone Resorption. Due to the more limited market opportunity of the BUN/Creatinine and Bone Resorption tests, as well as low reimbursement levels, the Company has determined that there is little or no economic advantage in bringing these tests to market.

  Cassette Products in Feasibility Studies

     The Company is in various stages of feasibility studies for new cassettes that would expand its product line for diagnostic testing. The Company may develop additional tests depending on the progress of its existing development efforts and available resources.

     Glycated Hemoglobin. Glycated hemoglobin measurement is an immunoassay test used by health care providers to assess a diabetic's long term compliance with prescribed diet and insulin usage. A relatively high percentage of hemoglobin to glucose indicates poor patient compliance, which can lead to severe health problems. The American Diabetes Association ("ADA") recommends at least semi-annual measurement of glycated hemoglobin for all individuals with diabetes. The Company received a "Small Business Innovative Research" grant of $100,000 from the United States Department of Health and Human Services to further develop this test on the L-D-X System.

     Direct HDL. The direct HDL-cholesterol test provides the ability to measure HDL-cholesterol directly in the patient sample without the need to remove the non-HDL-cholesterol lipoproteins from the sample before analysis and is required with the current HDL-cholesterol test on the LDX cassette. The direct HDL-cholesterol test represents the next generation of measurement of HDL-cholesterol and it is planned to replace the current HDL-cholesterol test.

     Direct LDL. The direct LDL-cholesterol test permits the direct measurement of LDL-cholesterol in patient sample. Currently, the only routine clinical measurement of LDL-cholesterol is by estimating the LDL-cholesterol concentration in the patient sample through the measurement of Total cholesterol, HDL-cholesterol and Triglycerides. The calculated LDL-cholesterol is subject to a number of limitations including the need for a fasting sample. The direct LDL-cholesterol test should be reimbursable, where as the calculated test is not.

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

WELLCHECK:

     WellCheck is focused on providing easy and economic testing for chronic disease to settings across the United States which are convenient to consumers.

  Overview of the WellCheck Testing Service

     WellCheck was initiated in 1999 through a three city pilot program, where 7,500 consumers were tested using the Cholestech L-D-X System. This pilot program was conducted in Chicago, Cincinnati, and Houston in a combination of Dominic's grocery stores, Krogers grocery stores, Walgreen's drug stores, and Wal-Mart mass merchandisers. In August of 1999 the Company and its Board of Directors made the decision to forward-integrate its existing Diagnostic Products business to the point of consumer testing. Announced in November of 1999, the Company's strategy for this business includes the acquisition of existing testing service companies and the expansion of those businesses through internal growth to create one of the first truly nationwide testing service for chronic disease outside of the clinical and hospital laboratory.

  Current WellCheck Services

     In January of 2000 the Company announced its first acquisition within the umbrella of the WellCheck business, Health Net Inc. of Hammond, Louisiana. Health Net began operating under the WellCheck brand as part of Cholestech's operations on January 22, 2000. Substantially all of the WellCheck business, as it exists today, is derived from promotional programs with major pharmaceutical companies, but also includes programs in pharmacies, at conventions, health risk appraisals, and other disease-specific screening programs.

  WellCheck Services Under Development

     The Company is currently in the process of expanding its WellCheck business through the assessment of additional acquisition or partnership candidates who may add more specific regional coverage to the WellCheck testing service. The Company is also developing plans for the addition of retail testing programs, and potentially broader worksite wellness programs, to its WellCheck offering.

WELLCHECK.COM:

     WellCheck.com is focused on providing state-of-the-art medical information and interactive tools to consumers for the management of cardiovascular, and potentially other chronic diseases, through the Internet.

  Overview of Interactive Disease Management Tools Under Development

     WellCheck.com has two interactive software programs currently under development:

     - Test Event Activity Management System ("TEAMS"). TEAMS is a proprietary interactive testing program which is planned to facilitate the operation of a chronic disease testing event utilizing the

       Cholestech L-D-X System. TEAMS can be used to plan and set up a testing event by providing full logistical support processes. Once a test event has begun, TEAMS is planned to interact with the L-D-X System to initiate testing and move test result information from the L-D-X System to the WellCheck database. Additional information specific to the individual consumer can be added to the onsite WellCheck database and custom reports assessing an individual's results and potential risk of cardiovascular disease, based upon the long-established Framingham Study, can be provided immediately at the point of test. TEAMS will assign a User-specific identification and password (PIN), enabling the consumer to log-on to the WellCheck.com website, where he or she will find a full set of interactive tools for the management of cardiovascular disease, including a personal, privacy-protected space with the individual's test result already in place.

     - WellCheck.com is planned to be an interactive website, currently under development, for the management of cardiovascular disease and cholesterol. The site is designed to offer six key areas of expertise:

        - Physician Support: Through the use of a virtual physician, developed in large part through the assistance of the Company's Medical Advisory Board of preventive cardiologists and the Stanford University Medical School cardiac management program, consumers will be able to more accurately assess their individual risk of cardiovascular disease. The virtual physician will include risk assessments, cardiovascular and cholesterol content, and medical recommendations to the individual based upon his or her condition and goals.

        - Pharmacist Support: Through the use of a virtual pharmacist, consumers can explore over the counter and neutraceutical options for the management of their individual risk of cardiovascular disease.

        - Nutritionist Support: Through the use of a virtual nutritionist, consumers can explore various food and diet options for the management of their individual risk of cardiovascular disease.

        - Personal Trainer: Through the use of a virtual personal trainer, consumers can explore various exercise and physical activity options for the management of their individual risk of cardiovascular disease.

        - Motivation Support and Behavior Modification: Specific areas of the WellCheck.com interactive program are designed to provide motivational support and behavior modification. These include the use of prompts and reminders, as well as tracking and goal setting tools.

        - Personal Health Management: Specific areas of the WellCheck.com interactive program are designed to provide individual, privacy-protected activities. These include areas where and individual's test results, medical history, and individual or physician-entered data reside. This area is used specifically for the individual to track his or her cholesterol levels, set goals, and manage progress towards achieving his or her personal cardiovascular objectives.

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

  Merck and the American Pharmaceutical Association (the "APhA") ("Project ImPACT")

     In January 1996, the APhA announced Project ImPACT (Improve Persistence And Compliance to Therapy), a joint effort between the APhA, Merck and Cholestech. The goal of this project was to demonstrate the ability of pharmacists to improve patient outcomes by expanding the pharmacist's role in chronic disease management, including monitoring the therapeutic effectiveness of medications and providing counseling to patients. The Company and the APhA believe that utilizing pharmacists to provide such services may result in both direct and indirect cost savings to patients and third party payors, as well as provide economic incentives for pharmacists. The Company supplied L-D-X Systems to monitor patients in this pharmacy based cholesterol management project.

     On March 14, 2000, Cholestech announced the final results of "Project ImPACT:Hyperlipidemia," released at the American Pharmaceutical Association's 147th Annual Meeting in Washington D.C. The March/April 2000 issue of the Journal of the American Pharmaceutical Association announced that the Cholestech L-D-X(R) System played an integral part in helping participating health care providers successfully manage patients with cholesterol disorders achieve optimal results.

     Directed by the APhA Foundation, and funded through an unrestricted educational grant from Merck Human Health (NYSE:MRK) and Cholestech, Project ImPACT:Hyperlipidemia involved 397 patients, 26 pharmacy practice sites in 12 states, and over 60 pharmacists. It was designed to demonstrate how pharmacists who act as disease state managers for patients with high cholesterol or lipid disorders can Improve Persistence And Compliance with Therapy (ImPACT), working in collaboration with the patient's physician.

     The project's final results, based on 24 months of data, demonstrated that monitoring lipid levels at regular intervals, and with healthcare provider collaboration, increased rates for persistence and compliance with medication therapy to 93.6 percent and 90.1 percent, respectively. In addition, the project found that 62.5 percent of these patients had reached and were maintained at their National Cholesterol Education Panel's (NCEP) cholesterol goals. These results represent a twofold to fourfold improvement when compared to historical findings.

     In addition to its participation in Project ImPACT, the Company has a nonexclusive agreement with Merck to place L-D-X Systems in pharmacies selected by Merck. There are no minimum purchase requirements under this agreement.

  Parke-Davis/Pfizer

     Cholestech has entered into numerous promotional programs with Parke-Davis and Pfizer Corporations in relation to the cholesterol-lowering statin drug "Lipitor." These have included:

     - Phase IV Clinical Trials: Cholestech supplied approximately 1,000 L-D-X Systems, together with sufficient Lipid Profile Cassettes and accessories, to conduct a Phase IV Clinical Trial in support of Parke-Davis' lipid lowering drug "Lipitor" in June and August of 1998.

     - Professional Golf Association ("PGA") Tour Screenings. Parke-Davis, Cambridge Health Partners and the Lipid Nurse Taskforce collaborated to provide free diagnostic screening using the L-D-X System and promote cholesterol awareness at 10 PGA tour events in 1998.

     - "Cholesterol Low Down" Mobile Screening Unit. Parke-Davis and WellCheck collaborated to provide free diagnostic screening using the L-D-X System for 100 days in 1999. This program promoted cholesterol awareness throughout the United States, courtesy of the LIPITOR (atorvastatin calcium) Mobile Screening Unit, reaching approximately 60,000 Americans in 1999.

     - Lipitor Truck(s). Parke-Davis/Pfizer are currently sponsoring two Mobile Screening Units to screen consumers for elevated cholesterol and cardiovascular disease at promotional sporting event across the United States in 2000, conducted by WellCheck.

     - Men's Health Truck. Pfizer is currently sponsoring a third Mobile Screening Unit to provide men's health assessments, conducted by WellCheck, across the United States in 2000.

  Bristol Myers Squibb

     Bristol Myers Squibb helped to support the Company's obstetrics and gynecology program with Women First Healthcare, initiated in August of 1999. The program provides testing of total cholesterol and High-Density Lipoprotein (HDL) levels in female patients visiting their gynecologists. The testing is being conducted in more than 300 gynecologist's offices in the U.S. It is expected that more than 30,000 midlife women were tested in 1999.

  Physician Sales and Services, Inc.

     Cholestech entered into a strategic distribution partnership with Physician Sales and Services Inc. in 1996 for the distribution of the Company's diagnostic products to the Physician Office. Physician Sales and Service has been the Company's largest single customer for the last three years, contributing $4.6 million, $3.4 million and $2.1 million of revenues in fiscal 2000, 1999, and 1998, respectively.

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

SALES AND MARKETING

     The Company's sales and marketing strategy is to take advantage of the growing consumer-trend for personal health management by expanding its professional sales force and distribution, developing additional venues for convenient consumer testing, and marketing interactive internet-tools for personal health management directly to consumers and other interested sponsors and partners.

DIAGNOSTIC PRODUCTS

     The sales and marketing strategy in Diagnostic Products is to increase penetration into the POL, pharmacy and health promotion markets for professional testing and leverage its installed base of L-D-X Analyzers through increased cassette utilization. Diagnostic Products plans to dedicate a significant portion of its sales and marketing efforts to educate current and potential owners of L-D-X Systems about the clinical and economic benefits of diagnostic screening and therapeutic monitoring with the L-D-X System and about new test cassettes as they become available for distribution. Diagnostic Products also plans to continue to cultivate strategic relationships with development partners, pharmaceutical companies and distributors. Diagnostic Products intends to leverage the technology, customer bases, marketing power and distribution networks of these partners to accelerate market penetration and cassette usage.

     - POL. Diagnostic Products has entered into nonexclusive distribution agreements with two national medical products distributors, Physician Sales and Services, Inc. and General Medical (currently a division of McKesson Corporation), which together have more than 1,300 sales professionals who focus on the POL market. Diagnostic Products has additionally expanded the number of distributors of the L-D-X System targeting this market through the retention of more than 30 regional distributors. Diagnostic Products and its distributors are focusing their sales and marketing efforts on physicians whose practices include a high incidence of the chronic diseases targeted by the Company's test cassettes, including cardiologists, lipid clinicians, internists and family practitioners.

     - Pharmacy. Diagnostic Products has marketing efforts in the pharmacy market to educate pharmacists about the clinical and economic benefits of in-pharmacy testing. Diagnostic Products believes that its success in the pharmacy market will be dependent in large part upon the development of therapeutic monitoring programs implemented in conjunction with physicians and third party Payors.

     - Health Promotion. Diagnostic Products has ongoing relationships with 15 regional distributors who provide equipment and supplies to customers that conduct diagnostic screening for cholesterol and related lipid levels and diabetes. Additionally, through its agreements with regional distributors and screening organizations, Diagnostic Products provides the L-D-X System for use in diagnostic screening for employees of Exxon Corporation, General Motors Corporation, Ford Motor Company and Sears, Roebuck and Co.

     - International. Diagnostic Products international distribution strategy is to penetrate targeted geographical markets by selling directly to both high volume users and distributors in those markets. The Company has entered into non-exclusive agreements with 39 foreign distributors to distribute the L-D-X System primarily in Europe, the Pacific Rim and Latin America.

     Diagnostic Products is currently organized with 15 field sales personnel with the balance of sales and marketing found in marketing, technical support and customer service.

WELLCHECK:

     The sales and marketing strategy in WellCheck is to broaden the geographic coverage of the WellCheck testing service, and expand from the current, predominantly promotional business, to offer retail testing services and worksite wellness programs. The sales and marketing function historically has consisted of 20 to 30 field sales personnel conducting testing, one person in customer service, two people in sales operations, and a vice president of marketing and sales. WellCheck's current marketing activities are centered around:

     - Promotional Mobile Screening Units in support of the Parke-Davis/Pfizer cholesterol-lowering drug "Lipitor".

     - Pharmacy programs

     - Cholesterol screenings at conventions, and

     - Health risk appraisals

WELLCHECK.COM:

     The sales and marketing strategy in WellCheck.com is to secure sponsorship and potential partners for the WellCheck.com interactive personal health management site from:

     - Pharmaceutical companies,

     - Consumer-based product companies,

     - Neutraceutical companies,

     - Food companies,

     - Retail venue partners,

     - Worksite Wellness partners, and

     - Healthcare providers.

COMPETITION

     The diagnostic markets in which the Company operates are intensely competitive. The Company's competition consists mainly of clinical and hospital laboratories, as well as manufacturers of bench top analyzers. The substantial majority of diagnostic tests used by physicians and other health care providers are currently performed by clinical and hospital laboratories. The Company expects that these laboratories will compete intensely to maintain dominance in the market. In order to achieve broad market acceptance, the Company will be required to demonstrate that the L-D-X System is an attractive alternative to bench top analyzers as well as to clinical and hospital laboratories. This will require physicians to change their established means of having such tests performed. There can be no assurance that the L-D-X System will be able to compete with these other analyzers and testing services. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Factors Affecting Future Operating Results -- Uncertainty of Market Acceptance of the L-D-X System" and "-- Highly Competitive Industry; Rapid Technological Change."

     Companies having a significant presence in the diagnostic market, such as Abbott Laboratories, Bayer, Clinical Diagnostic Systems, a division of Johnson & Johnson and formerly a division of Eastman Kodak Company, and Boehringer Mannheim GmbH, a subsidiary of Roche Holdings Ltd. ("Boehringer Mannheim"), have developed or are developing analyzers designed for preventive care testing. These competitors have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than the Company. In addition, such competitors offer broader product lines than the Company, have greater name recognition than the Company and offer discounts as a competitive tactic. In addition, several smaller companies are currently making or developing products that compete or will compete with those of the Company. The Company believes that it currently has a competitive advantage due to the status of the L-D-X System as the only CLIA waived system capable of performing multiple tests simultaneously on a single instrument. The Company expects that its competitors will compete actively to maintain and increase market share and will seek to develop multi-analyte tests that qualify for CLIA waiver. There can be no assurance that the Company's competitors will not succeed in obtaining CLIA waived status for their products or in developing or marketing technologies or products that are more effective and commercially attractive than the Company's current or future products, or that would render the Company's technology or products obsolete or noncompetitive.

     The Company's WellCheck testing service is one of numerous, small, preventive care testing services across the United States. Competing testing service companies are almost exclusively privately-held, with limited access to capital. While the Company believes that the market opportunity for nationwide consumer testing of cholesterol vastly exceeds the current ability of all existing testing services combined, there is no guarantee that a larger, more well-known company, with greater access to capital than Cholestech, may not choose to take advantage of this untapped market by competing with Cholestech.

     The Company's WellCheck.com offering, while still under development, faces numerous competitors with health information and/or cardiovascular-focused interests. Many of these ebusinesses, such as Healtheon, WebM.D., and Dr. Koop have greater name recognition, are more established, and have greater access to capital than Cholestech. WellCheck.com will compete with these more established ebusinesses on the basis of:

     - Lower Cost of Member Acquisition -- many established web businesses must expend considerable resources to acquire members. WellCheck.com members are acquired as a result of the Company's testing activities for little or no incremental cost.

     - Personal Health Management -- the Company is unaware of any other ehealth sites which directly post individual test results and allow consumers to personally manage their individual health.

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

MANUFACTURING

     The Company manufactures, tests, performs quality assurance on, packages and ships its products from its approximately 49,000 square foot facilities located in Hayward, California. The Company maintains control of those portions of the manufacturing process that it believes are complex and provide an important competitive advantage.

     - L-D-X Analyzer. The L-D-X Analyzer incorporates a variety of subassemblies and components designed or specified by the Company, including an optical element, microprocessors, circuit boards, a liquid crystal display and other electrical components. These components and subassemblies are manufactured by a variety of third parties, and are shipped to the Company for final assembly and quality assurance. The Company's manufacture of the L-D-X Analyzer consists primarily of assembly, testing, inspection and packaging. Testing consists of a burn-in period, functional tests and integrated system testing using specially produced test cassettes. The Company believes it can expand its current L-D-X Analyzer manufacturing capacity as foreseeably required.

     - Cassettes. The Company purchases chemicals, membranes and other raw materials from third party suppliers and converts these raw materials, using proprietary processes, into single use test cassettes. The Company believes its proprietary processes and custom designed equipment are important components of its cassette manufacturing operations. The Company has developed core-manufacturing technologies, processes and production machinery, including: (i) membrane lamination and welding; (ii) discrete membrane impregnation; (iii) on-line calibration; and (iv) software control of the manufacturing process. The Company has two fully operational cassette manufacturing lines. The Company is currently building a third manufacturing line that the Company anticipates will become operational in fiscal 2001. In the event that cassette sales volume significantly increases, the Company may require the added capacity of the third line prior to its scheduled operational date.

     - Raw Materials; Quality Assurance. Outside vendors provide the Company with the subassemblies, components and raw materials necessary for the manufacture of the Company's products. These subassemblies, components and raw materials are inspected and tested by the Company's quality control personnel. The Company's quality control personnel also perform finished goods quality control and inspection and maintain documentation for compliance with Quality Systems Regulations ("QSR"; the successor regulations to current Good Manufacturing Practice ("cGMP") Regulations) and other government manufacturing regulations. The Company's manufacturing facilities are subject to periodic inspection by regulatory authorities. Certain key components and raw materials used in the manufacturing of the Company's products are currently provided by single source vendors and on a purchase order basis.

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

     The Company currently faces patent infringement claims filed by Roche in several individual European countries. There can be no assurance that patent infringement claims will not be asserted by other parties in the future, that in such event the Company will prevail or that it will be able to obtain necessary licenses on reasonable terms, or at all. Adverse determinations in any litigation could subject the Company to significant liabilities and/or require the Company to seek licenses from third parties. If the Company is unable to obtain necessary licenses or is unable to develop or implement alternative technology, the Company may be unable to manufacture and sell the affected products. Any of these outcomes could have a material adverse effect on the Company's business, financial condition or results of operations.

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

  CLIA Regulations

     The use of the Company's products in the United States is subject to CLIA, which provides for federal regulation of laboratory testing, an activity also regulated by most states. Laboratories must obtain either a registration certificate from HCFA, register with an approved accreditation agency, or obtain a state license in a state with a federally approved license program. The CLIA regulations seek to ensure the quality of medical testing and generally took effect in September 1992 with a two-year phase-in of certain requirements. The three primary mechanisms to accomplish this goal are daily quality control requirements to ensure the accuracy of laboratory devices and procedures, proficiency testing to measure testing accuracy and personnel standards to assure appropriate training and experience for laboratory workers. CLIA categorizes tests as "waived," or as being "moderately complex" or "highly complex" on the basis of specific criteria.

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

THIRD PARTY REIMBURSEMENT

     In the United States, health care providers, such as hospitals and physicians, that purchase products such as the L-D-X System and single use test cassettes, generally rely on third party Payors, including private health insurance plans, federal Medicare, state Medicaid and managed care organizations, to reimburse all or part of the cost of the procedure in which the product is being used. The Company's ability to commercialize its products successfully in the United States will depend in part on the extent to which reimbursement for the costs of tests performed with the L-D-X System and related treatment will be available from government health authorities, private health insurers and other third party Payors. Third party Payors can affect the pricing or the relative attractiveness of the Company's products by regulating the maximum amount of reimbursement provided by such Payors for testing services. Reimbursement is currently not available for certain uses of the Company's products in particular circumstances. Tests performed in the health promotion market are generally not subject to reimbursement. Pharmacists also face blocking state legislation in a number of states, which precludes them from accessing federally available reimbursement codes and practices. Third party Payors are increasingly scrutinizing and challenging the prices charged for medical products and services. Decreases in reimbursement amounts for tests performed using the Company's products may decrease amounts physicians and other practitioners are able to charge patients, which in turn may adversely affect the Company's ability to sell its products on a profitable basis. In addition, certain health care providers are moving toward a managed care system in which such providers contract to provide comprehensive health care for a fixed cost per patient. Managed care providers are attempting to control the cost of health care by authorizing fewer elective procedures, such as the screening of blood for chronic diseases. The Company is unable to predict what changes will be made in the reimbursement methods utilized by third party Payors. Inability of healthcare providers to obtain reimbursement from third party Payors, or changes in third party Payors' policies toward reimbursement of tests employing the Company's products, could have a material adverse effect on the Company's business, financial condition and results of operations. Given the efforts to control and reduce health care costs in the United States in recent years, there can be no assurance that currently available levels of reimbursement will continue to be available in the future for the Company's existing products or products under development.

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

     The services performed by the Company's WellCheck consumer-testing business entail risk of professional liability claims. The medical testing industry has historically been litigious, and the Company faces financial exposure to professional liability claims and claims of malpractice in the event that services provided by its employees results in personal injury. There can be no assurance that the Company will not experience losses due to professional liability claims in the future. The Company currently maintains professional liability insurance, but there can be no assurance that the coverage limits of the Company's insurance policies will be adequate. Such insurance is expensive, difficult to obtain and no assurance can be given that professional liability insurance can be maintained in the future on acceptable terms, or in sufficient amounts to protect the Company against losses due to liability, or at all. An inability to maintain insurance at an acceptable cost or to otherwise protect against potential professional liability could prevent or inhibit the continued commercialization of the Company's products and services. In addition, a professional liability claim in excess of relevant insurance coverage could have a material adverse effect on the Company's business, financial condition and results of operations.

     The services performed by the Company's WellCheck.com internet business entail risk of cyberliability claims. The medical testing industry has historically been litigious, and the Company faces financial exposure to cyberliability claims and claims of malpractice in the event that services provided by its web-products results in personal injury. There can be no assurance that the Company will not experience losses due to cyberliability claims in the future. The Company currently maintains cyberliability insurance, but there can be no assurance that the coverage limits of the Company's insurance policies will be adequate. Such insurance is expensive, difficult to obtain and no assurance can be given that cyberliability insurance can be maintained in the future on acceptable terms, or in sufficient amounts to protect the Company against losses due to liability, or at all. An inability to maintain insurance at an acceptable cost or to otherwise protect against potential cyberliability could prevent or inhibit the continued commercialization of the Company's products and services. In addition, a cyberliability claim in excess of relevant insurance coverage could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company has liability insurance covering its property and operations with coverage, deductible amounts, and exclusions, which the Company believes are customary for companies of its size in its industry. However, there can be no assurance that the Company's current insurance coverage is adequate or that it will be able to maintain insurance at an acceptable cost or otherwise to protect against liability. See "Risk Factors -- Risk of Product Liability; Product Liability Insurance May Be Insufficient or Unavailable."

EMPLOYEES

     As of March 31, 2000, the Company employed 172 full-time, regular employees, including 118 in Diagnostic Products, 35 in WellCheck, 5 in WellCheck.com and 14 in corporate administration. There were 66 employees in sales, marketing and administration, 69 employees in manufacturing, 20 employees in field testing, and 17 employees devoted to research and development. The Company seeks to attract and retain skilled and experienced employees with directly relevant experience in the fields of interest, although there can be no assurance that it will continue to do so in the future. The loss of key personnel or the inability to hire or retain qualified personnel could have a material adverse effect on the Company's business, financial condition and results of operations. None of the employees is covered by a collective bargaining agreement, and management considers relations with employees to be excellent.

EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth certain information concerning the executive officers and key employees of the Company as of March 31, 2000:

            NAME              AGE                       POSITION
            ----              ---                       --------
Warren E. Pinckert II.......  56    President, Chief Executive Officer and Director
Jeffery S. Aroy.............  33    Corporate Vice President and Chief Operating
                                    Officer (WellCheck.com)
Tommy M. Chauvin............  45    Vice President of Sales and Marketing
                                    (WellCheck)
Robert J. Dominici..........  56    Executive Vice President and Chief Operating
                                    Officer (Diagnostic Products)
Timothy I. Still............  34    Vice President of Marketing, Sales (Diagnostic
                                    Products)
Kevin R. Stromberg..........  38    Vice President of Engineering (WellCheck.com)
Andrea J. Tiller............  42    Corporate Vice President of Finance, Chief
                                    Financial Officer, Treasurer and Secretary
Terry L. Wassmann...........  53    Vice President of Human Resources
Thomas E. Worthy............  58    Vice President of Development and Regulatory
                                    Affairs (Diagnostic Products)

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

     ANDREA J. TILLER has served as Corporate Vice President of Finance, Chief Financial Officer and Treasurer since joining the Company in November 1996. Ms. Tiller has also served as Secretary of the Company since January 1997. From 1994 to 1995, Ms. Tiller was Director of Corporate Planning at Target Therapeutics, a medical device manufacturer and currently a division of Boston Scientific Corporation. From 1991 to 1994 Ms. Tiller was employed as Business Planning Manager of SynOptics Communications, Inc., a computer networking company now known as Nortel Networks Inc. Prior to joining SynOptics Communications, Inc., Ms. Tiller served as Senior Marketing Research Specialist at E. I. Du Pont de Nemours and Company and has twice owned and operated consulting practices in the areas of business strategy and development. Ms. Tiller earned a B.A. in Economics from Stanford University and a M.B.A. from the San Francisco State University Graduate School of Business.

     TERRY L. WASSMANN joined Cholestech in March of 2000 as Vice President of Human Resources. Prior to joining Cholestech Ms. Wassmann served as Staff Relations Manager with Robert Half International from July, 1999 to March, 2000. From February, 1986 until December, 1999 Boehringer Mannheim employed Ms. Wassmann. She held numerous positions within the Human Resources function including the Director of Human Resources of the Indiana and California based Diagnostics Division.

     ROBERT J. DOMINICI joined the Company as Executive Vice President of Marketing and Sales in August 1998. In September of 1999, Mr. Dominici was promoted to Chief Operating Officer of the Company's Diagnostic Product's business. From January of 1997 to May, 1998 Mr. Dominici served as Senior Vice President/General Manager Corporate Accounts for Boehringer Mannheim Corporation, a healthcare diagnostic products company currently operating as Roche Boehringer Mannheim. Prior to his position as Senior Vice President, Corporate Accounts, Mr. Dominici held other positions within Boehringer Mannheim Corporation including: January, 1985 to June, 1987 Vice President Marketing, Sales and Services, July, 1988 to January, 1992 President of the Laboratory Systems Division, and February, 1992 to December, 1997 President and Chief Executive Officer of Microgenics Corporation, a wholly owned subsidiary of Boehringer Mannheim. Mr. Dominici earned a B.S. in Biology and Chemistry from Otterbein College.

     TIMOTHY I. STILL was recently elevated to the position of Vice President, Marketing and Sales for the Company's Diagnostic Products business unit. He had been Cholestech's Senior Director of Marketing since 1997. Prior to Cholestech, Mr. Still was Director of global Marketing and Business Development for Boehringer Mannheim Corporation (currently Roche Diagnostics) from August, 1992 to November, 1997. During his tenure with Boehringer Mannheim, he held global responsibility for the CEDIA immunoassay product line. Prior to joining Boehringer Mannheim, Mr. Still was a product Manager from June, 1990 to August, 1992 with Bio-Rad Laboratories where he was responsible for the Marketing of various immunoassay reagents and instrumentation. He holds a Biological Sciences degree from the University of California, Davis and a MBA in Marketing and Entrepreneurship from the University of Southern California.

     DR. THOMAS E. WORTHY is the Vice President, Development and Regulatory Affairs for the Company's Diagnostic Products business unit. He was previously the Company's Directory of Technical Affairs. Prior to joining Cholestech, Dr. Worthy held Director of Research and Development positions at Microgenics Corporation from January, 1980 to April, 1998, a division of Boehringer Mannheim Corporation, and at MetPath, Inc. from May, 1981 to February, 1988. He holds a Ph.D. in Radiation Biology from the University of Tennessee, a M.S. in Microbiology from Northern Illinois University, and a B.A. in Biology from Albion College.

     JEFFERY S. AROY has served as Corporate Vice President and Chief Operating Officer of the Company's WellCheck.com business unit since joining the Company in September, 1999. Prior to Cholestech, he was Principal and Practice Leader for the Wilkerson Group -- IBM's global healthcare consulting organization from April, 1997 to September, 1999. Additionally, Mr. Aroy was Head of West Coast Healthcare Consulting for the Wilkerson Group from May, 1997 to September, 1999, and led IBM's eBusiness push in the healthcare market space. He graduated Cum Laude from Harvard and received his MBA in Strategic Management from Wharton School.

     KEVIN R. STROMBERG is the Vice President of Engineering for the WellCheck.com business unit, joining the Company in April 2000. Prior to joining the team, he was Director of IT for Bay Alarm Company from February, 1998, to April, 2000. Prior to Bay Alarm Mr. Stromberg held the position of Engineering Manager from January, 1996 to February, 1998 for Sun Microsystems. From 1994 to 1996, he held several positions at Shared Medical Systems' Allegra Division. Additionally he held positions from 1992 to 1994 with Interactive Development Environments and Wollongong Software companies and operated his own consulting business. Mr. Stromberg holds a B.S. in Computer Information Systems from the University of San Francisco.

     TOMMY M. CHAUVIN Vice President of Sales and Marketing for WellCheck Inc., has served in this capacity since the subsidiary's formation in January of 2000. Prior to his position as Vice President of Sales and Marketing, Mr. Chauvin was President and Chief Executive Officer of Health Net, Inc., a national wellness and health promotion company he founded in 1988. In 1993, Mr. Chauvin also co-founded the National Alliance of Biometric Services (NABS).

ITEM 2: PROPERTIES

     The Company leases 49,000 square feet in Hayward, California. The Company's facilities contain approximately 8,000 square feet of laboratory space and 10,000 square feet of manufacturing space with the balance devoted to marketing and administrative and common areas. The Company's original lease on the facility expired on March 31, 2000 and the company has agreed to renew the lease for two years at 90% of the then current market rate. The Company believes that this facility is adequate to meet its requirements through the expiration of its lease. Additionally the Company has signed a letter of intent to purchase the building which constitutes its current headquarters location and anticipates closing this purchase in late 2000.

ITEM 3: LEGAL PROCEEDINGS

     On February 5, 1999, a complaint entitled Ree v. Pinckert, et al., No. C99-0562 (MMC) was filed in the United States District Court for the Northern District of California. The Action is a putative class action and the complaint alleges that Cholestech and an officer, Mr. Pinckert, violated the federal securities laws by misleading investors during the time period of July 30, 1997 - June 26, 1998, concerning the Company's business and its future prospects. On June 24, 1999, plaintiffs filed an amended complaint, which expanded the putative class period to June 28, 1996, through June 26, 1998. The amended complaint's substantive allegations and purported causes of action remain based on allegations that the Company misled shareholders concerning the Company's business and its future prospects. The complaint does not specify alleged damages. On September 20, 1999, defendants filed a motion to dismiss plaintiff's amended complaint. On March 28, 2000, Judge Maxine M. Chesney, United States District Judge for the Northern District of California granted defendant's motion to dismiss pursuant to rule 12(B)(6) with leave for plaintiffs to amend. The Company intends to defend the case vigorously. The Company does not believe that the defendants in the class action engaged in any wrongdoing, and that the outcome of this matter will not result in a material adverse effect, however, there can be no assurance that the lawsuit will be resolved in the Company's favor. The action is in its preliminary stages and a trial date has not been set.

     On August 9, 1999, Cholestech filed in the United States District Court for the Southern District of Indiana a complaint entitled Cholestech Corporation v. Polymer Technology Systems, Inc. and Tracy Thompson, No. IP99-1223-C T/G. Cholestech's complaint and substantive causes of action were based on its allegations that Mr. Thompson, a former Cholestech employee, disclosed, and/or was likely to disclose, certain confidential and proprietary information of Cholestech to Polymer and that Polymer was misappropriating this information. On August 19, 1999, Polymer and Thompson ("plaintiffs") filed in the Marion County Superior Court in Indianapolis, Indiana, a complaint entitled Polymer Technology Systems, Inc. and Tracy Thompson v. Cholestech No. 49D02-9908-CP-001134 ("state court action"). In their complaint, plaintiffs sought a declaration from the court that the information Cholestech sought to protect in the federal court action does not constitute a trade secret. By mutual agreement of the parties, Cholestech voluntarily dismissed its federal court action, and on September 1, 1999, filed a counterclaim against the plaintiffs in the state court action. The parties to this action recently agreed to resolve this action by way of a settlement agreement. The terms of that agreement are confidential. The settlement does not materially affect the Company.

     On May 6, 1999 the Company filed a complaint, No. 9901251, in the Brussels, Belgium court system seeking a patent infringement claim against Roche Diagnostics. This action was filed to protect the Company's European Patent rights for high-density lipoproteins ("HDL"). The Company believes this action will not result in a material adverse effect, however, there can be no assurance that the lawsuit will be resolved in the Company's favor. The action is in its preliminary stages and a trial date has not been set.

     On December 23, 1999 an injunction, No. ES 580-199, was filed in Zug, Switzerland by Roche Diagnostics seeking a cease and desist order barring the Company, and two distributors, Healthcare Solutions and Euromedix, from distributing HDL assay single-use test cassettes in Switzerland. The complaint alleges that Cholestech violated a Roche European patent for HDL. The Company has filed its response to the complaint. The court is expected to reach a decision on the merits of the complaint in the next several months. The Company believes the suit is without merit and intends to defend the case vigorously. The Company does not believe that it did cause any wrongdoing, and that the outcome of this matter will not result in a material adverse effect, however, there can be no assurance that the lawsuit will be resolved in the Company's favor. Additionally, we have been informed by one of our Distributors that during January, 2000 a complaint, No. 4 O 4/00 was filed in the District Court, Dusseldorf, Germany against Cholestech and two of its distributors, seeking a cease and desist order barring the distributor from shipping HDL single-use test cassettes in to Germany. The Company was served on March 9, 2000. The court has set a trial date of January 18, 2001. The complaint alleges the Company and its distributor violated a Roche German priority patent for HDL by selling Cholestech's single-use test cassette containing a HDL assay. The Company believes the suit is without merit and intends to defend the case vigorously. The Company does not believe that it did cause any wrongdoing, and that the outcome of this matter will not result in a material adverse effect, however, there can be no assurance that the lawsuit will be resolved in the Company's favor.

     The Company is subject to various legal claims and assessments in the ordinary course of business, none of which are expected by management to result in a material adverse effect on the consolidated financial statements.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year through solicitation of proxies or otherwise.

                                    PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is quoted on the NASDAQ National Market under the symbol "CTEC." On March 31, 2000, the last reported sale price for the Company's Common Stock on the NASDAQ National Market was $8.47 per share. The following table sets forth the quarterly high and low trading prices for the Company's Common Stock.

                                                        HIGH     LOW
                                                        -----    ----
FISCAL YEAR 1999
First Quarter.........................................  17.88    6.00
Second Quarter........................................   8.88    4.00
Third Quarter.........................................   5.63    2.78
Fourth Quarter........................................   4.94    1.88
FISCAL YEAR 2000
First Quarter.........................................   2.00    2.94
Second Quarter........................................   2.28    6.94
Third Quarter.........................................   5.75    7.38
Fourth Quarter........................................   5.50    9.63

     As of March 31, 2000, there were approximately 263 holders of record of the Company's Common Stock.

                                DIVIDEND POLICY

     The Company has never declared or paid cash dividends on its capital stock. The Company currently expects to retain future earnings, if any, to finance the growth and development of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6: SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K and the exhibits hereto. The consolidated statement of operations data set forth below for the fiscal years ended March 31, 1998, 1999 and 2000 and the consolidated balance sheet data as of March 31, 1999 and 2000 are derived from the audited consolidated financial statements of the Company and are included elsewhere in this Annual Report on Form 10-K and the exhibits hereto.

                                                               YEAR ENDED MARCH 31,(1)
                                                   -----------------------------------------------
                                                    2000      1999      1998      1997      1996
                                                   -------   -------   -------   -------   -------
                                                          (IN THOUSANDS, EXCEPT SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
  Revenues.......................................  $27,422   $22,032   $21,664   $12,861   $ 6,873
  Cost of revenues...............................   11,084    10,252    10,513     6,957     4,481
                                                   -------   -------   -------   -------   -------
  Gross profit...................................   16,338    11,780    11,151     5,904     2,392
                                                   -------   -------   -------   -------   -------
  Operating expenses:
     Sales and marketing.........................    7,032     6,606     5,380     4,108     3,305
     Research and development....................    3,021     2,703     2,224     1,341       731
     General and administrative..................    3,510     2,381     2,087     1,537     1,246
     Other operating expense.....................      319       826        --        --        --
                                                   -------   -------   -------   -------   -------
          Total operating expenses...............   13,882    12,516     9,691     6,986     5,282
                                                   -------   -------   -------   -------   -------
  Income (loss) from operations..................    2,456      (736)    1,460    (1,082)   (2,890)
  Interest and other income, net.................      805       663       569       273       144
                                                   -------   -------   -------   -------   -------
  Income (loss) before taxes.....................    3,261       (73)    2,029      (809)   (2,746)
  Provision for income taxes.....................      129        --        41        --        --
                                                   -------   -------   -------   -------   -------
  Net income (loss)..............................  $ 3,132   $   (73)  $ 1,988   $  (809)  $(2,746)
                                                   =======   =======   =======   =======   =======
  Net income (loss) per share:
     Basic.......................................  $  0.27   $ (0.01)  $  0.18   $ (0.08)  $ (0.34)
                                                   =======   =======   =======   =======   =======
     Diluted.....................................  $  0.26   $ (0.01)  $  0.17   $ (0.08)  $ (0.34)
                                                   =======   =======   =======   =======   =======
  Shares used to compute net income (loss) per
     share:(2)
     Basic.......................................   11,724    11,484    11,289    10,382     8,042
                                                   =======   =======   =======   =======   =======
     Diluted.....................................   11,920    11,484    11,905    10,382     8,042
                                                   =======   =======   =======   =======   =======

                                                                                  MARCH 31,
                                                             ----------------------------------------------------
                                                               2000       1999       1998       1997       1996
                                                             --------   --------   --------   --------   --------
                                                                                (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
  Cash, cash equivalents and marketable securities.........  $ 13,741   $ 11,427   $ 14,751   $ 14,009   $  4,111
  Working capital..........................................    11,522     13,342     17,662     16,124      4,442
  Total assets.............................................    32,218     24,283     25,788     21,087      9,645
  Long-term obligations....................................        --         --         --         --        810
  Accumulated deficit......................................   (45,424)   (48,556)   (48,483)   (50,471)   (49,662)
  Shareholders' equity.....................................    26,476     21,769     21,446     18,703      5,982

---------------
(1) The Company's fiscal year is a 52-53 week period ending on the last Friday in March. All fiscal years referenced in this annual report on Form 10-K consisted of 52 weeks, except fiscal 2000, which consisted of 53 weeks. For convenience the Company has indicated in this Annual Report on Form 10-K that its fiscal year ends on March 31 and refers to the fiscal years ending March 31, 2000, March 26, 1999, March 27, 1998, March 28, 1997 and March 29,
    1996 as fiscal 2000, 1999, 1998, 1997, and 1996, respectively.

(2) See Note 1 of Notes to Consolidated Financial Statements for an explanation of shares used to compute net income (loss) per share.

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

GENERAL

     The Company operates in three business segments:

     - Diagnostic Products -- which develops, manufactures and markets the Cholestech L-D-X(R) System (the "L-D-X System") which performs near-patient diagnostic testing to assist in assessing for risk of certain chronic diseases and to assist in the monitoring of therapy to treat those diseases.

     - WellCheck(TM) -- which conducts consumer testing within the United States to assess for risk of certain chronic diseases and to assist in the monitoring of therapy to treat those diseases.

     - WellCheck.com -- which is planned to provide interactive tools to consumers through the Internet to better assess for risk of certain chronic diseases and to monitor and motivate personal health management of those diseases.

     Diagnostic Products currently markets the L-D-X System, including the L-D-X Analyzer and a variety of single use test cassettes, to the physician office laboratory market, the pharmacy market and the health promotion market in the United States and internationally. The L-D-X System is capable of measuring multiple analytes simultaneously with a single drop of whole blood, producing test results within five minutes. The Company's current products measure and monitor blood cholesterol, related lipids, glucose, and liver function, and are used to perform testing of patients at risk of or suffering from cardiovascular disease, diabetes or liver disease.

     WellCheck currently provides consumer-testing services utilizing the Cholestech L-D-X System, as well as various other technologies for the assessment of blood pressure, osteoporosis, glycated hemoglobin and general health assessment. WellCheck was initiated through the acquisition of Health Net Inc., of Hammond, Louisiana in January of 2000 for approximately $3.1 million. The Company intends to expand the WellCheck testing services offered through a combination of further acquisitions and internal development with the goal of developing the first truly nationwide consumer testing service for chronic disease. Substantially all of the revenue of the WellCheck business derived from promotional programs with major pharmaceutical companies marketing lipid-lowering statin drugs. The Company believes that there is an opportunity to further expand the WellCheck business into retail testing venues and worksite wellness programs.

     WellCheck.com has developed the website content and structure, TEAMS software, and business unit infrastructure, and was launched in June, 2000. In collaboration with their healthcare providers, consumers will have at their disposal the tools needed to learn about and manage chronic diseases.

RESULTS OF OPERATIONS

  Fiscal 2000 and Fiscal 1999

     Revenues. Revenues increased 24.4% to $27.4 million in fiscal 2000 from $22.0 million in fiscal 1999. Diagnostic Products represented 98.5% and 100% of total revenues for fiscal 2000 and 1999, respectively.

     International revenues represented 17.7% of fiscal 2000 revenues, compared to 12.9% for fiscal 1999. During fiscal 2000 all international revenue related to the Diagnostic Products business unit.

     Segment performance was as follows:

     - Diagnostic Products revenue increased 22.5% to $27.0 million in fiscal 2000 from $22.0 million in fiscal 1999. The increase in revenues mainly reflected increased unit sales of single use test cassettes in the physician office laboratory, health promotion, and international markets. Unit sales of the L-D-X System declined in all domestic markets, other than international.

     - WellCheck revenue totaled $422,000 in fiscal 2000. All revenue since acquisition was earned during the last two fiscal months of fiscal 2000.

     - WellCheck.com did not generate any revenue during fiscal 2000.

     Cost of Revenues. Cost of revenues increased 8.1% to $11.1 million for fiscal 2000 from $10.3 million for fiscal 1999. Gross margins were 59.6% and 53.5% in fiscal 2000 and 1999, respectively. Diagnostic Products accounted for 99.7% and 100% of the Company's cost of products sold for the fiscal years 2000 and 1999, respectively.

     Segment performance was as follows:

     - Diagnostic Products cost of revenues includes direct labor, direct material, overhead and royalties. Cost of revenues increased 7.8% to $11.1 million in fiscal 2000 from $10.3 million in fiscal 1999. The increase in cost relating to the higher unit sales of single use test cassettes was offset by reductions in indirect factory spending. Gross margin was 59.1% and 53.5% in fiscal 2000 and 1999, respectively. The gross margin improvement was primarily attributable to stronger spending controls.

      The Company has licensed certain technology used in the manufacturing of certain of its products. A related agreement, which expires in 2006, requires the Company to pay a royalty of 2.0% on net sales of the applicable products. Total royalty expense in fiscal 2000 and 1999 was $456,000 and $379,000 respectively, and such amounts were charged to cost of revenues.

     - WellCheck cost of revenues includes reimbursed travel expenses, laboratory services, medical waste disposal, and the cost of medical testing equipment and supplies. Costs of product provided by the Company's Diagnostic Products business are eliminated upon consolidation. For the two months of operations during fiscal 2000, total cost of revenues was $28,000.

     - WellCheck.com cost of revenues will include costs related to the development and expansion of the Company's two internet-related software tools, TEAMS and WellCheck.com and amortization of capitalized web site development costs.

     Sales and Marketing. Sales and marketing expense includes salaries, commissions, bonuses, expenses for outside services related to marketing programs and travel expenses. Sales and marketing expenses increased 6.4% to $7.0 million in fiscal 2000 from $6.6 million in fiscal 1999. Sales and marketing expenses decreased to 25.6% of revenues in fiscal 2000 from 30.0% in fiscal 1999. Diagnostic Products accounted for 97.2% and 100% of sales and marketing expenses for fiscal 2000 and 1999, respectively.

     Sales and marketing expense in each of Cholestech's segments was as follows:

     - Diagnostic Products sales and marketing expense increased 3.3% to $6.8 million in fiscal 2000 from $6.6 million in fiscal 1999. The increase can be attributed primarily to the increased use of professional outside services. Sales and marketing expense decreased to 25.3% of revenue in fiscal 2000 from 30.0% of revenue in fiscal 1999. This change was partially impacted by the transfer of costs related to the former Executive Vice President of Marketing and Sales, who became the Chief Operating Officer of Diagnostic Products in October, 1999 with associated costs thereafter reported on the general and administrative line of the Statement of Operations.

     - WellCheck sales and marketing expense was $199,000 in fiscal 2000. The business unit only operated during the last two months of fiscal 2000.

     - WellCheck.com incurred no sales and marketing expense in fiscal 2000 as this business was still in the development stage.

     Research and Development. Research and development expense includes salaries, bonuses, expenses for outside services, supplies and amortization of capital equipment. Research and development expense increased 11.8% to $3.0 million in fiscal 2000 from $2.7 million in fiscal 1999. Research and development expenses as a percentage of revenue decreased to 11.0% in fiscal 2000 compared to 12.3% in fiscal 1999. Diagnostics Products accounted for 79.8% and 100% of research and development expense in fiscal 2000 and 1999, respectively. WellCheck.com incurred 20.2% of the research and development cost reported in fiscal 2000.

     Research and development expense in each of Cholestech's segments was as follows:

     - Diagnostic Products research and development expense decreased 10.8% to $2.4 million in fiscal 2000 from $2.7 million in fiscal 1999. This reduction was mainly attributable to reduced head count and related expenses as the ALT single-use test cassette approached development completion. Research and development expense as a percentage of revenues decreased to 8.9% in fiscal 2000 compared to 12.3% in fiscal 1999.

     - WellCheck incurred no research and development costs in fiscal 2000.

     - WellCheck.com research and development expense was $609,000 in fiscal 2000 net of $2.0 million of capitalized web site development costs. Activity occurred in the last six months of the year and was attributed to the design and development of the WellCheck.com web site and TEAMS.

     General and Administrative. General and administrative expense includes compensation and benefits, as well as expenses for outside professional services including information services, legal, accounting, the Company's medical advisory board and costs associated with the Company's Board of Directors. General and administrative expense increased by 47.4% to $3.5 million in fiscal 2000 from $2.4 million in fiscal 1999. General and administrative expense increased to 12.8% of revenue in fiscal 2000 from 10.8% in fiscal 1999. Diagnostics Products represented 67.5% and 100% of general and administrative expense for fiscal 2000 and fiscal 1999, respectively. WellCheck.com accounted for 25.5% and WellCheck accounted for 7% of the general and administrative expense for fiscal 2000.

     General and administrative expense in each of Cholestech's segments was as follows:

     - Diagnostic Products general and administrative expense remained relatively constant at $2.4 million for both fiscal 2000 and fiscal 1999, despite the addition of a Chief Operating Officer position. The addition of the Chief Operating Officer position and related expenses were offset by the partial allocation of corporate expenses to each of the other two business segments. General and administrative expense decreased to 8.8% of revenue in fiscal 2000, compared to 10.8% in fiscal 1999.

     - WellCheck general and administrative expense was $245,000 during the two months of operations since acquisition during fiscal 2000. For fiscal 2000 general and administrative expense was 58% of revenue.

     - WellCheck.com general and administrative expense was $896,000 during the final six months of fiscal 2000.

     Other Operating Expense. In fiscal 2000 the Company recorded other operating expenses of $319,000. These expenses included amortization of goodwill incurred in connection with the acquisition of Health Net, defense of a filed class action litigation, and charges relating to the extension of employee stock options. This compares to $826,000 of other operating expense recorded in fiscal 1999, which included $325,000 of fees relating to the Company's withdrawn public stock offering, $250,000 in settlement of litigation with a former employee, expenses associated with the Company's reduction in force, and legal expenses incurred to defend the Company in a filed class-action litigation. There were no other operating expenses incurred in fiscal 1998.

     Interest and Other Income, Net. Interest income reflects income from the investment of cash balances and marketable securities, net of expenses, relating to those investments. Interest income rose 21.4% to $805,000 in fiscal 2000 from $663,000 in fiscal 1999. This increase was the result of positive cash flows invested in marketable securities, as well as higher yields on securities.

     Income Taxes. The Company has significant net operating loss carryforwards ("NOLs") and tax credit carryforwards. The $129,000 provision for income taxes in fiscal 2000 represented the estimated federal and state alternative minimum taxes payable, reduced for the utilization of NOLs and tax credit carryforwards. Management expects to utilize NOLs and other tax carryforward amounts to the extent income is earned in fiscal 2001 and beyond. Therefore, the Company's effective tax rate should continue to be substantially less than the applicable statutory rates. As of March 31, 2000, the Company had NOL carryforwards available to reduce future taxable income for federal and state income tax purposes of $41.2 million and $867,000, respectively. Additionally, the Company had research and development and other tax credit carryforwards available to reduce income taxes for federal and state income tax purposes of $1.9 million and $676,000, respectively. The Company has historically experienced significant operating losses and operates in industries subject to rapid technological changes. Therefore, management believes there is sufficient uncertainty regarding the Company's ability to generate future taxable income and utilize these NOLs and tax credit carryforwards such that a full valuation allowance for deferred tax assets was required at March 31, 2000.

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

  Fiscal 1999 and Fiscal 1998

     Cholestech operated in a single business segment in both fiscal 1999 and 1998.

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

     International revenues represented 12.9% and 14.2% of revenues in fiscal 1999 and fiscal 1998, respectively. The Company expects that the dollar amount and proportion of international revenues will continue to fluctuate from period to period.

     Cost of Revenues. Cost of revenues includes direct labor, direct material, overhead and royalties. Cost of revenues decreased 2.5% to $10.3 million in fiscal 1999 from $10.5 million in fiscal 1998, primarily as a result of increased unit sales of single use test cassettes. Gross margin was 53.5% and 51.5% in fiscal 1999 and 1998, respectively. The improvement in gross margin was primarily attributable to increased volume of single use test cassettes manufactured and sold without corresponding percentage increases in manufacturing costs, improving the absorption of manufacturing overhead and reducing unit costs.

     The Company has licensed certain technology used in the manufacturing of certain of its products. A related agreement, which expires in 2006, requires the Company to pay a royalty of 2.0% on net sales of the applicable products. Total royalty expense in fiscal 1999 and 1998 was $379,000 and $562,000, respectively, and such amounts were charged to cost of revenues.

     Sales and Marketing. Sales and marketing expense includes salaries, commissions, bonuses, expenses for outside services related to marketing programs and travel expenses. Sales and marketing expense increased 22.8% to $6.6 million in fiscal 1999 from $5.4 million in fiscal 1998. Sales and marketing expense increased to 30.0% of revenue in fiscal 1999 from 24.8% in fiscal 1998, primarily due to the addition of field sales and marketing personnel and related expenses, continued expansion of the Company's domestic sales and marketing programs, increased marketing and distribution expenses related to greater penetration of the POL market and extended launch costs in the pharmacy market.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations primarily through the sale of equity securities and, in fiscal 2000 and fiscal 1998, from positive cash flows from operations. From inception to March 31, 2000, the Company raised $72.0 million in net proceeds from equity financings. As of March 31, 2000, the Company had $13.7 million of cash, cash equivalents and marketable securities. In addition to these amounts, the Company has available an $8.0 million revolving bank line of credit agreement. While the agreement is in effect, the Company is required to deposit assets with a collective value, as defined in the line of credit agreement, equivalent to no less than 100% of the outstanding principal balance. Amounts outstanding under the line of credit bear interest at the bank's prime rate. The line of credit agreement expires on May 1, 2002. As of March 31, 2000, there were no borrowings outstanding under the line of credit.

     During fiscal 2000, the Company provided $7.8 million in cash from operating activities compared to using cash of $830,000 in fiscal 1999. Cash provided from operations in fiscal 2000 was primarily due to net income of $3.1 million, increases in accounts payable and accrued liabilities of $2.2 million, reductions in accounts receivable and inventory totaling $1.7 million and depreciation and amortization of $1.6 million. This was partially offset by increased prepaid expenses of $800,000. The use of cash in fiscal 1999 was primarily due to an increase in inventories of $1.2 million and a decrease in accounts payable and accrued benefits of $1.6 million, partially offset by a decrease in accounts receivable of $1.2 million and depreciation expense of $1.1 million.

     In fiscal 2000 the Company used $7.8 million of cash in investing activities through the purchase of property and equipment of $4.2 million, the purchase of Health Net Inc. for $2.6 million, and the net purchase of marketable securities of $957,000. Net cash provided by investing activities was $798,000 in fiscal 1999 consisting primarily of net maturities of marketable securities of $3.7 million offset against purchases of property and equipment of $2.9 million

     Net cash provided by financing activities was $1.4 million in fiscal 2000 as compared to $431,000 for fiscal 1999. For both years, cash provided by financing activities was primarily from the issuance of common stock pursuant to the employee stock purchase and employee stock incentive plans.

     During fiscal 2001, the Company intends to expend approximately $6.0 million for capital purchases related to web site development, the acquisition of additional testing service companies, expansion of its WellCheck testing service, expansion of its manufacturing capacity, and research and development.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The Company, to date, has not engaged in derivative and hedging activities, and accordingly, does not believe that the adoption of SFAS No. 133 will have a material impact on the financial reporting and related disclosures of the Company. The Company will adopt SFAS No. 133 as required by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of the FASB Statement No. 133," beginning with the first quarter of fiscal 2002.

     In March 2000, the FASB issued FIN 44, "Accounting for Certain Transactions Involving Stock Compensation -- An Interpretation of APB No. 25," which is effective July 1, 2000. The Company does not expect FIN 44 to have any material impact on its consolidated financial statements.

FACTORS AFFECTING FUTURE OPERATING RESULTS

     Cholestech has no prior experience in the testing services or Internet health management businesses, and if these new businesses are not successful, Cholestech will be greatly harmed. The testing services business and Internet health management business to be pursued by Cholestech's WellCheck and WellCheck.com business units are completely new to Cholestech and our management team. This will make it more difficult for us to successfully develop these new businesses. Also, we will be devoting significant resources to developing these new businesses. If we are not successful in developing these new businesses, our Diagnostics business will be greatly harmed. Even if we are successful at developing the new businesses, the demands of attempting to grow these new businesses may prevent us from devoting significant time and attention to our traditional business, and that traditional business may decline.

     Internet health management is a new and unproven business, which means that there is more risk that this business will not succeed, resulting in financial harm to Cholestech. The internet-based personal health management business is a very new and as yet unproven business. If it does not succeed, our significant investment in this business will result in significant financial harm to Cholestech. Cholestech's success in this business will depend upon individual acceptance of internet-based management of personal health information. Consumers may not feel comfortable having their health-related information available over the Internet despite the privacy and security measures we plan to take. Or there may be other reasons that we have not thought of that could result in Internet health management not being a viable business. Thus, consumers may not use our health management system on the Internet, and our significant investment in this new business would not be recovered. This would result in a significant financial loss to Cholestech.

     We have no significant experience in managing geographically diverse operations. If we are not successful in this area, our geographically dispersed testing business may not perform well, which would result in financial harm to Cholestech. Our traditional business has been managed and operated almost exclusively from our Hayward, California headquarters. The new WellCheck business will require us to operate in multiple geographic locations. This will require us to manage multiple, geographically dispersed businesses and adapt our management and financial systems and controls to this new geographically dispersed business. We may not be able to manage these changes rapidly, successfully, or at all. If we cannot successfully manage our geographic expansion, the testing business will be much less likely to succeed. This would mean we are less likely to recover our large investment in the testing business. This, in turn, would likely result in significant financial harm to Cholestech.

     Our new testing and Internet health management businesses will require significant financial resources to develop. These expenditures will hurt our overall financial performance and, if these new businesses are not successful, this large financial investment will not be returned. This will result in significant financial damage to Cholestech. The development of the two new business units, and the WellCheck.com Internet business in particular, will require significant start-up expenditures. These expenditures are likely to materially affect the operating results of Cholestech as a whole. The Company may need to seek additional capital to help fund these start-up expenses. The required additional capital may not be available to us at favorable or acceptable terms when required, or at all. If we cannot obtain required additional capital, we may have to change our business strategy, which would be disruptive to our business. If we raise additional capital through borrowings, the terms of such borrowings may impose limitations on how our management may operate the business in the future. If we raise additional capital by issuing equity, this may result in a dilution of existing shareholders' interests in Cholestech. Also, equity issued by us may have rights, preferences, or privileges senior to those of our existing shareholders.

     We plan to use acquisitions as a significant part of the development of our new testing business. These acquisitions could be very costly, could result in dilution to existing investors and could result in integration problems that harm the business as a whole. The WellCheck business will be developed in significant part by our acquiring existing testing service businesses. We may acquire services and/or technology to assist in developing our WellCheck.com business as well. Any acquisition could result in significant amounts of cash, potentially dilutive issuances of equity securities, and/or the incurring of debt or amortization expenses related to goodwill and other intangible assets. Any of these acquisition financing approaches could materially harm our operating results and business. Acquisitions may also result in difficulties in assimilating the operations, technologies, products, services, and personnel of the acquired company or business. These difficulties could result in additional expenses. These difficulties could also result in diversion of management attention, which could prevent the new businesses from being successful. Any of these results could harm Cholestech financially.

     Our new Internet health management business has information security risks that could result in the business not succeeding or in financial liability for Cholestech. Our planned WellCheck.com business will involve the provision and management of individual health-related information over the Internet. Despite security measures we plan to take, such information may be accessed or manipulated by third parties without our consent or the consent of the user of our service. Any such security breach could greatly erode consumer confidence in our WellCheck.com business. This would likely severely harm that business and its prospects. Additionally, if an individual's health information is corrupted by software or technical problems, consumer confidence in the WellCheck.com business could be severely damaged. If consumer information is altered by third parties or by technical problems, the affected individual may bring litigation against Cholestech and/or the Company's web site hosting partners. Any such litigation could result in significant expense, including any damage awards. Even if ultimately decided in our favor, such litigation could result in significant expense and distraction of our management.

     Our L-D-X System has not yet achieved broad market acceptance in all of our target markets and in physician office laboratories and pharmacies, market acceptance has proceeded slower than anticipated. If broad market acceptance does not occur, Cholestech will not grow and will suffer significant financial damage. The Cholestech L-D-X System, including the L-D-X Analyzer (our only product platform) and single use test cassettes, will continue to account for substantially all of Cholestech's revenues for the foreseeable future. If this revenue does not grow, the overall business will be severely harmed. In order for the Company to increase revenues, sustain profitability and maintain positive cash flows from operations, the L-D-X System must gain much broader market acceptance among health care providers, particularly physician office laboratories and pharmacies. Cholestech has made only limited sales to physician office laboratories and pharmacists to date. Market acceptance issues such as awareness, adoption, reimbursement, distribution, pricing, and education have kept sales to pharmacists at a significantly low level to date relative to the size of the available market. If we do not achieve broad market acceptance, Cholestech's diagnostics products business will not grow. This will result in significant financial damage to the business as a whole. We are relying in significant part on income from the core testing device business to finance the development of the new testing services and Internet health management businesses of Cholestech. If the diagnostic products business does not grow, the new businesses will not succeed. These results will cause severe financial harm to Cholestech. Factors that could prevent broad market acceptance of the L-D-X System include:

     - Awareness of the availability of the Company's technology remains at predominantly low levels in both the physician and pharmacy customer groups.

     - The L-D-X System must be an attractive alternative to other means of testing. This determination will depend on the L-D-X System's accuracy, ease of use, rapid test time, reliability and cost effectiveness compared to other testing alternatives.

     - Even if the advantages of the L-D-X System in diagnosing and monitoring patients with chronic diseases are established, health care providers may elect not to purchase and use the L-D-X System for any number of reasons. For example, physicians and other health care providers may not change their established means of having such tests performed or may not make the necessary investment to purchase the L-D-X Analyzer.

     - The growing prevalence of managed care may adversely affect the physician office laboratory market. A growing number of physicians are salaried employees and have no financial incentive to perform testing.

     - Many managed care organizations have contracts with laboratories, which require participating or employed physicians to send patient specimens to contracted laboratories.

     - Physicians are under growing pressure by Medicare and other third party Payors to limit their testing to "medically necessary" tests.

     - Market acceptance of the L-D-X System will in part depend on the continued availability and amount of reimbursement to them for performing tests on the L-D-X System.

     - Even if the Company is successful in continuing to place L-D-X Analyzers at POLs, pharmacies and other near-patient testing sites, there can be no assurance that placement of L-D-X Analyzers will result in sustained demand for the Company's single use test cassettes.

     As a result of these many hurdles to achieving broad market acceptance for the L-D-X System, demand for the L-D-X System may not be sufficient to sustain revenues and profits from operations. Because the L-D-X System currently contributes the vast majority of our revenues, Cholestech could be required to cease operations if the L-D-X System does not achieve and maintain a significant level of market acceptance.

     Our business has experienced a history of operating losses and fluctuating operating results. Results are likely to continue to fluctuate and we may (especially in light of investment in our new businesses) experience losses in the future. Historically, Cholestech has experienced significant operating losses and negative cash flows from operations. As of March 31, 2000, we had an accumulated deficit of $48.6 million. Cholestech's first profitable quarter was the first quarter of fiscal 1998, and our first profitable year was fiscal 1998. However, we recorded a net loss of $73,000 for fiscal 1999. Cholestech's profitability and positive cash flows from operations will require:

     - Broadening market acceptance of our existing diagnostic product offerings

     - Completing the development of and successfully introduction and marketing of additional diagnostic products

     - Successfully developing our new testing services and Internet health management businesses

     Cholestech may experience significant fluctuations in revenues and results of operations on a quarter to quarter basis in the future. Quarterly operating results will fluctuate due to numerous factors, including:

     - The timing and amount of expenditures on development of our new testing services and Internet health management businesses

     - The timing and level of market acceptance of the L-D-X System

     - The timing of the introduction and availability of new tests

     - The timing and level of expenditures associated with research and development activities

     - The timing and level of expenditures associated with expansion of sales and marketing activities and overall operations

     - Our ability to reduce cost of cassette manufacturing

     - Variations in manufacturing efficiencies

     - The timing of establishment of strategic distribution arrangements and the success of the activities conducted under such arrangements

     - Changes in demand for its products based on changes in third party reimbursement, competition, changes in government regulation and other factors

     - The timing of significant orders from and shipments to customers

     - Product pricing and discounts

     - Variations in the mix of products sold

     - General economic conditions

     These and other factors are difficult to predict, and could have a material adverse effect on Cholestech's business, financial condition and results of operations. Fluctuations in quarterly demand for our products may cause our manufacturing operations to fluctuate in volume, increase uncertainty in operational planning and/or affect cash flows from operations. Many of our expenses are made in advance, based our expectations about future revenue levels. These costs are largely fixed in the short term. As a result, when actual revenues do not meet expectations, our fixed costs will not be recovered and we will experience losses. This situation is likely to result in the future because of the variability and unpredictability of our revenues. This also means that Cholestech's results will likely not meet the expectations of public market security analysts or investors at one time or another. This could cause the trading price of Cholestech's common stock to decline significantly.

     In order to grow the grow the business significantly, Cholestech must successfully develop, introduce and market new tests. These activities are very costly, and if not successful could result in significant financial harm to Cholestech's business. The vast majority of Cholestech's revenues come from its diagnostics products business. We anticipate this will continue for at least two years. Cholestech is also relying on this revenue from the diagnostics products business to fund the development of its new testing services and Internet health management businesses. Cholestech also believes that its diagnostic products business will not grow significantly if it does not develop new tests to use with the L-D-X System. If new tests are not developed and accepted in the market, Cholestech's business will not grow significantly and the business will be harmed. Developing new tests involves many significant problems and risks, including:

     - Research and development is a very expensive

     - Research and development takes a very long time to result in a marketable product

     - Significant costs (including diversion of resources) may be incurred in development prior to knowing if the development will result in a test that is commercially viable

     - A new test will not be successful unless it is effectively marketed to its target market

     - A new test must be able to be manufactured in a reliable, cost-efficient, high-volume manufacturing process for such tests and the manufacturing process must be developed and implemented in a timely manner in order to produce the test for sale

     - New tests must meet a significant market need in order to be successful

     - New tests must obtain proper regulatory approvals to be marketed

     Cholestech could experience difficulties that could delay or prevent the successful development, introduction and marketing of new tests. Also, regulatory clearance or approval of any new tests may not be granted on a timely basis, or at all.

     Cholestech has experienced difficulties obtaining regulatory approval for tests in the past. In September 1999, the FDA approved the Company's request for clearance to market Cholestech's newly developed ALT single use test cassette. As of March 2000, the FDA has not approved our request for CLIA waiver for the use of the ALT test cassette with the L-D-X System. Because the FDA's evaluation of applications for CLIA waived status is not based upon precisely defined, objectively measurable criteria, Cholestech cannot predict the likelihood of obtaining waived status in the future for the ALT product or other products. In order to successfully commercialize the ALT test cassette or other future tests in the United States, the Company believes it is critical to obtain waived status under CLIA. In order to successfully commercialize any new tests, including the ALT test cassette, the Company will be required to establish and maintain reliable, cost-efficient, high-volume manufacturing capacity for such tests.

     Cholestech has in the past encountered difficulties in scaling up production of new test cassettes, including problems involving production yields, quality control and assurance, variations and impurities in raw materials and performance of the manufacturing equipment.

     Manufacturing Cholestech's tests cassettes is a complex and delicate process and interruption of cassette manufacturing could result in insufficient cassettes to meet orders, which could result in financial harm to
Cholestech. Cholestech internally manufactures all of the single use test cassettes that are used with the L-D-X Analyzer. The manufacture of the test cassettes is a highly complex and precise process that is sensitive to a wide variety of factors. The Company has in the past experienced lower than expected manufacturing yields that have adversely affected gross margins and delayed product shipments. To the extent that the Company does not maintain acceptable manufacturing yields of test cassettes or experiences product shipment delays, the Company's business, financial condition and results of operations would be materially adversely affected. Manufacturing yields could be harmed by:

     - Raw materials variations or impurities

     - Occurrence of manufacturing process variances

     - Decreased manufacturing equipment performance

     - Introduction of manufacturing environment impurities

     Cholestech's cassette manufacturing lines would be costly and time consuming to repair or replace if their operation were interrupted. The interruption of cassette manufacturing operations or the loss of employees dedicated to the cassette manufacturing facility could severely harm Cholestech's business. The risks involving the manufacturing lines include:

     - As Cholestech's production levels have increased, Cholestech has been required to use its machinery more hours per day and the down time resulting from equipment failure has increased

     - The custom nature of much of Cholestech's manufacturing equipment increases the time required to remedy equipment failures and replace equipment

     - Cholestech has a limited number of employees dedicated to the operation and maintenance of the cassette manufacturing equipment, the loss of whom could impact Cholestech's ability to effectively operate and service such equipment.

     - Cholestech manufactures all of the cassettes at its Hayward, California manufacturing facility, so manufacturing operations are at risk to interruption from earthquake, fire or other events affecting this one location

     Cholestech will need to reduce manufacturing costs in order to achieve long term success, and it may not be able to reduce these costs. We believe that it we will be required to reduce manufacturing costs for new and existing test cassettes in order to achieve sustained profitability. Cholestech currently operates two manufacturing lines for dry chemistry cassettes. We are planning and building a third manufacturing line that we anticipate will become fully operational in the third quarter of fiscal 2001. The complexity and custom nature of our manufacturing process increases the amount of time and money required to add an additional manufacturing line. Despite our efforts, the new cassette manufacturing line may not be completed in a timely fashion, or at all. Also, we may need to implement cassette manufacturing cost reduction programs sooner. Failure to develop the new dry chemistry manufacturing line could prevent us from satisfying customer orders in a timely manner, which could lead to customer dissatisfaction and loss of business. Failure to develop the new line could also prevent us from reducing manufacturing costs for dry chemistry tests, and prevent us from achieving sustained profitability.

     Cholestech will have to develop new manufacturing processes and a new manufacturing line in order to market immunoassay tests in development, or we will not be able to recover the costs of these tests in development. We may also be required to build a new cassette manufacturing line in order to manufacture the immunoassay test cassettes under development. To date, we have not developed the processes and production equipment necessary for an immunoassay cassette manufacturing line. Failure to successfully develop an immunoassay cassette manufacturing line and achieve acceptable yields, could lead to an inability to cost effectively satisfy customer orders and could have a material adverse effect on the Company's business, financial condition and results of operations.

     Cholestech depends on single source suppliers for inputs to its manufacturing process. Cholestech's business will be harmed if these suppliers cannot provide supplies to Cholestech or experience problems with quality of supplied materials. Single source vendors currently provide subassemblies, components and raw materials used in the manufacture of Cholestech's products. Any supply interruption in a single source subassembly, component, or raw material could restrict Cholestech's ability to manufacture products until a new source of supply is identified and qualified. Cholestech may not be successful in qualifying additional sources of supply on a timely basis, or at all. Failure to obtain a usable alternative source could prevent manufacturing our products, resulting in inability to fill orders, customer dissatisfaction and loss of business. This would likely severely harm our business. In addition, an uncorrected impurity or supplier's variation in a raw material, either unknown to Cholestech or incompatible with Cholestech's manufacturing process, could interfere with our ability to manufacture products. Because Cholestech is a small customer of many of its suppliers and purchases its subassemblies, components and materials on a purchase order basis rather than pursuant to long term commitments, Cholestech's suppliers may not devote adequate resources to supplying Cholestech's needs. Any interruption or reduction in the future supply of any subassemblies, components or raw materials currently obtained from single or limited sources could severely harm Cholestech's business.

     If Cholestech is successful in growing sales, this success may be undermined if it cannot effectively manage the operational and management challenges of growth. If Cholestech is successful in achieving and maintaining market acceptance for the L-D-X System, Cholestech will be required to expand its operations, particularly in the areas of sales and marketing and manufacturing. As Cholestech expands its operations, this expansion will likely result in new and increased responsibilities for management personnel and place significant strain upon Cholestech's management, operating and financial systems and resources. To accommodate any such growth and compete effectively, Cholestech will be required to implement and improve its information systems, procedures and controls, and to expand, train, motivate and manage its work force. Our personnel, systems, procedures and controls may not be adequate to support our future operations. Any failure to implement and improve operational, financial and management systems or to expand, train, motivate or manage employees as required by future growth, if any, could harm our business and prevent us from improving our financial condition as a result of increased sales.

     Cholestech relies on distributors to sell its products, and has had difficulty in the past maintaining some distributor relationships. In order for Cholestech to increase revenues and achieve sustained profitability, we will have to maintain and expand our existing distribution relationships and develop new distribution relationships. Cholestech is dependent upon such distributors to assist it in promoting market acceptance of the L-D-X System. If we do not maintain and expand these relationships, our sales will not grow and our business will be greatly harmed. We have in the past had problems maintaining relationships with our distributors to the pharmacy market. Distribution agreements with Amerisource and Bergen Brunswig Drug

Company, both national distributors to the pharmacy market, were cancelled due to contractual performance issues. Also, we may not be able to enter into and maintain new arrangements on a timely basis, or at all. Even if we do enter into additional distributor relationships, those distributors may not devote the resources necessary to provide effective sales and marketing support to our products. We do not have the ability to prevent distributors from distributing products that compete with our products. The distributors may also give higher priority to the products of our competitors.

     If third party reimbursement for use of Cholestech's products is eliminated or reduced, our sales will be greatly reduced and our business may fail. In the United States, healthcare providers that purchase products such as the L-D-X System generally rely on third party payors, including private health insurance plans, federal Medicare, state Medicaid and managed care organizations, to reimburse all or part of the cost of the procedure in which the product is being used. Cholestech will not be able to successfully market its products if the purchase and use of these products is not subject to reimbursement from government health authorities, private health insurers and other third party payors. If this reimbursement is not available or is limited, healthcare providers will be much less likely to use Cholestech's products, our sales will be greatly reduced and our business will likely fail.

     Reimbursement is currently not available for certain uses of Cholestech's products in particular circumstances. As a general rule, third party reimbursement is available if a physician has been involved in the decision to perform the test involving our products. For example, if a physician prescribes a drug that requires therapeutic monitoring, the use of our products in performing such tests will be reimbursable. In the health promotion market, use of our products for diagnostic screening in health promotion clinics is generally subject to reimbursement. However, diagnostic screening preformed in corporate wellness programs and at fitness centers is likely not subject to reimbursement.

     There are current conditions in healthcare that increase the possibility that third party payors may reduce or eliminate reimbursement for tests using Cholestech's products in certain settings. These circumstances include:

     - Third party Payors are increasingly scrutinizing and challenging the prices charged for medical products and services.

     - Healthcare providers are moving toward a managed care system in which such providers contract to provide comprehensive healthcare for a fixed cost per patient. Managed care providers are attempting to control the cost of healthcare by authorizing fewer elective procedures, such as uses of Cholestech's products for diagnostic screening.

     - There is general uncertainty regarding what changes will be made in the reimbursement methods utilized by third party payors and how that will affect use of products such as Cholestech's. This uncertainty may deter healthcare providers from adopting use of Cholestech diagnostic products.

     - Cholestech believes that the overall escalating cost of medical products and services has led to and will continue to lead to increased pressures on the healthcare industry, both domestic and international, to reduce the cost of products and services, including products offered by Cholestech.

     Market acceptance of Cholestech's products in international markets is also dependent, in part, upon the availability of reimbursement within prevailing healthcare payment systems. Reimbursement and healthcare payment systems in international markets vary significantly by country and include both government sponsored healthcare and private insurance. Third party reimbursement and coverage may not be available or adequate in either United States or international markets, and current reimbursement amounts may be decreased in the future. Also, future legislation, regulation, or reimbursement policies of third party Payors may adversely affect demand for our products or our ability to sell our products on a profitable basis. Any of these events could materially harm our business. See "Business -- Third Party Reimbursement."

     There is a good likelihood that the healthcare system in the United States will undergo fundamental change, and there is no way to predict whether these changes will harm our business or how severe the effect will be. Political, economic and regulatory influences are pushing the healthcare industry in the United States to fundamental change. Cholestech anticipates that Congress, state legislatures and the private sector will continue to review and assess alternative healthcare delivery and payment systems. Potential approaches that have been considered include mandated basic healthcare benefits, controls on healthcare spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, the creation of large insurance purchasing groups, price controls and other fundamental changes to the healthcare delivery system. Legislative debate is expected to continue in the future, and market forces are expected to demand reduced costs. Cholestech cannot predict what impact the adoption of any federal or state health care reform measures, future private sector reform or market forces may have on its business. There is the potential that changes in the healthcare system could have extremely negative effects on our business.

     Cholestech's products are subject to multiple levels of government regulation that impose significant restrictions on Cholestech's business and could change in ways that are difficult to predict and that could be very damaging to our business. The manufacture and sale of diagnostic products, including the L-D-X System, are subject to extensive regulation by numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies. Cholestech will not be able to commence marketing or commercial sales in the United States of any of the new tests it is developing until it receives required clearances and approvals. The process of obtaining required regulatory clearances and approvals is lengthy, expensive and uncertain. As a result, Cholestech's new tests under development, even if successfully developed, may never obtain such clearance or approval. Additionally, certain material changes to medical products already cleared or approved by are subject to further review and clearance or approval. Medical devices are subject to continual review, and later discovery of previously unknown problems with a cleared product may result in restrictions on the product's marketing or withdrawal of the product from the market. The loss of previously obtained clearances, or failure to comply with existing or future regulatory requirements, could prevent marketing of products affected, which would depress revenues and severely harm our business.

     In addition, any future amendment of regulations or the promulgation of additional regulations impacting Cholestech's products could prevent Cholestech from marketing the L-D-X System. Regulatory changes could hurt our business by increasing burdens on our products. Regulatory changes could also harm our business by reducing regulatory requirements and burdens faced by competitive products, certain competitive advantages of the L-D-X System's waived status could be reduced or eliminated.

     Currently, Cholestech's diagnostic products are regulated in the United States by the Food and Drug Administration. The L-D-X Analyzer and all existing test cassettes required clearance by the Food and Drug Administration. Food and Drug Administration clearance or approval of products such as Cholestech's can be obtained by either of two processes:

     - The 510(k) clearance process, which generally takes from four to twelve months from the date of submission to obtain, but may take longer.

     - The pre-market approval process, which is a much longer and more costly process than a 510(k) clearance process, involves the submission of extensive supporting data and clinical information and generally takes one to three years from the date on which the application is accepted for filing, but may take significantly longer.

     If Cholestech's future products are required to obtain a pre-market approval, this would significantly delay our ability to market those tests and significantly increase the costs of development.

     The use of the Company's products and those of its competitors is also affected by federal and state regulations, which provide for regulation of laboratory testing, as well as by the laws and regulations of foreign countries. The scope of these regulations includes quality control, proficiency testing, personnel standards and inspections. In the United States, clinical laboratory testing is regulated under the Clinical Laboratory Improvements Act of 1976. The L-D-X Analyzer and Cholestech's total cholesterol, HDL (high density lipoproteins), triglycerides and glucose tests in any combination have been classified as waived from the application of many of the requirements under the Clinical Laboratory Improvements Act. Cholestech believes that this waived classification is critical for its products to be successful in their markets. Cholestech's new tests, including the ALT test cassette, may not qualify for waived classification. Any failure of the new tests to obtain waived status under the Clinical Laboratory Improvements Act will severely limit ability to commercialize such tests. Loss of waived status for existing diagnostic products or failure to obtain waived status for new products could limit our sales and revenues, which would severely harm our business.

     The European Union has promulgated rules that require that devices such as those developed, manufactured and sold by Cholestech receive the right to affix the CE mark, a symbol of adherence to applicable European Union directives. Cholestech has completed all the testing necessary to comply with applicable regulations to currently be eligible for self-certification and currently has the right, as self-certified under the product testing requirements, to affix the CE mark to its products. Cholestech's products will be covered by the In Vitro Diagnostics Directives that have not yet been officially published or adopted. Cholestech may lose its self-certified status if it is not successful in meeting the European Union certification requirements. Failure to receive the right to affix the CE mark may prohibit Cholestech from selling its products in European Union member countries. This would result in lost sales and market share and significant financial harm to our business.

     Cholestech's manufacturing processes are subject to regulation and, if we do not comply with these regulations, our manufacturing could be suspended, resulting in unfilled orders, customer dissatisfaction, and lost sales, revenues and market share. Cholestech's manufacturing processes, as well as, in certain instances, those of our contract manufacturers, are subject to stringent federal, state and local regulations governing the use, generation, manufacture, storage, handling and disposal of certain materials and wastes. Failure to comply with these regulations could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of approvals and criminal prosecution. Any of these could harm our business. Cholestech and our contract manufacturers are subject to federal, state and foreign regulations regarding the manufacture of healthcare products and diagnostic devices, including:

     - [QSR], which requires the company to maintain a quality system consistent with FDA regulations.

     - ISO9001/EN46001 requirements, which is an industry standard for maintaining quality standards and assuring conformance to said standards.

     - And other foreign regulations and state and local health, safety and environmental regulations, which include testing, control and documentation requirements.

     Changes in existing regulations or adoption of new governmental regulations or policies could prevent or delay regulatory approval of the Company's products. Cholestech may be required to incur significant costs in the future in complying with manufacturing and environmental regulations.

     Our testing system may not properly process year 2000 dates, which would result in loss of sales and in financial harm to Cholestech. Cholestech implemented a program to assess the extent to which its internal systems and products evaluate date information ("Year 2000 dependencies"), and, if so, whether they can properly process and evaluate dates on or after the Year 2000 (whether they are "Year 2000 compliant). As of the first twenty-one weeks of calendar 2000, the Company has not been able to detect any material Year 2000 related issue to its internal systems and products. Additionally, the Company is not currently aware of any Year 2000 dependencies in its internal systems or products that could have a material impact on its business. Although the company believes no material events will occur, no assurances can be given that Cholestech will not experience unanticipated material costs caused by undetected errors or defects in its internal systems.

     Our business depends on our ability to protect our proprietary technology through patents and other means which may not be successful or may require costly litigation to enforce. If our protective measures are not successful our competitors will be able to use our technology to compete with us, and if we have to enforce our protective measures we may have to divert time and money from operating our business. The Company's ability to compete effectively will depend in part on its ability to develop and maintain the proprietary aspects of its technology and operate without infringing the proprietary rights of others. The Company has nine United States patents and has filed patent applications relating to its technology internationally under the Patent

Cooperation Treaty and individual foreign patent applications. Risks of relying on the proprietary nature of our technology include:

     - Our pending patent applications may not result in the issuance of any patents, or, if issued, such patents may not offer protection against competitors with similar technology.

     - Our patents may be challenged, invalidated or circumvented in the future, and the rights created under our patents may not provide a competitive advantage.

     - Competitors, many of which have substantially greater resources than us and have made substantial investments in competing technologies, may seek to apply for and obtain patents covering technologies that are more effective than ours. This could render our technologies or products obsolete or uncompetitive or could prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets.

     - The medical products industry has been characterized by extensive litigation regarding patents and other intellectual property rights. Cholestech may in the future become subject to patent infringement claims and litigation or interference proceedings conducted in the United States Patent and Trademark Office to determine the priority of inventions. Litigation may also be necessary to enforce any patents issued to us, to protect our trade secrets or know-how or to determine the enforceability, scope and validity of the proprietary rights of others. The defense and prosecution of intellectual property suits, patent interference proceedings and related legal and administrative proceedings are both costly and time consuming and will likely result in substantial diversion of attention of technical and management personnel.

     - An adverse determination in litigation or interference proceedings to which Cholestech may become a party could subject us to significant liabilities to third parties or require us to seek licenses from third parties which may not be available on commercially reasonable terms or at all.

     On December 23, 1999 an injunction, No. ES 580-199, was filed in Zug Switzerland by Roche Diagnostics seeking a cease and desist order barring the Company, and two distributors, Healthcare Solutions, and Euromedix from distributing HDL assay single-use test cassettes in Switzerland. The complaint alleges that Cholestech violated a Roche European patent for HDL. The court is expected to reach a decision on the merits of the complaint in the next several months. Additionally, in January, 2000 a complaint, No. 4 O 4/00 was filed in the District Court Dusseldorf, Germany against Cholestech and two of its distributors, seeking a cease and desist order barring the distributor from shipping HDL single-use test cassettes in to Germany. The complaint alleges the Company and its distributor violated a Roche German priority patent for HDL by selling Cholestech's single-use test cassette containing a HDL assay. The court has set a trial date of January 18, 2001. The Company believes both suits are without merit and intends to defend the cases vigorously. The Company does not believe that it did cause any wrongdoing, and that the outcome of this matter will not result in a material adverse effect, however, there can be no assurance that the lawsuit will be resolved in the Company's favor.

     We rely upon trade secrets, technical know-how and continuing invention to develop and maintain our competitive position. Others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose such technology. Also, we may not be able to meaningfully protect our right to its trade secrets

     We rely on technology that we license from others. This technology and other technology we require may not be available to us in the future, which would prevent us from producing our products and severely harm our business. Cholestech's current products incorporate technologies which are the subject of patents issued to, and patent applications filed by, others. Cholestech has obtained licenses for certain of these technologies. We may in the future be required to obtain licenses for new products. We may not be able to obtain licenses for technology patented by others on commercially reasonable terms, or at all. We also may not be able to develop alternative approaches if unable to obtain licenses. Also, our current and future licenses may not be adequate for the operation of our business. Failure to obtain adequate licenses on commercially reasonable terms could prevent us from producing our products and severely harm our business.

     Cholestech faces increasing competition in the diagnostic products, testing services and Internet health management businesses. If we do not effectively compete in each of these markets, we will lose market shares and our sales, revenues and business will suffer. The markets for diagnostic screening and therapeutic monitoring in which Cholestech operates are intensely competitive. Our competition consists mainly of clinical and hospital laboratories, as well as manufacturers of bench top analyzers. In order to achieve market acceptance for the L-D-X System, we will be required to demonstrate that the L-D-X System is an attractive alternative to bench top analyzers as well as to clinical and hospital laboratories. This will require physicians to change their established means of having such tests performed. The L-D-X System may not be able to compete with these other testing services and analyzers. In addition, companies having a significant presence in the market for therapeutic monitoring, such as Abbott Laboratories, Clinical Diagnostic Systems, a division of Johnson & Johnson and formerly a division of Eastman Kodak Company, and Roche Boehringer Mannheim, have developed or are developing analyzers designed for near-patient testing. These competitors have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than Cholestech. These competitors also offer broader product lines than us, have greater name recognition than us, and offer discounts as a competitive tactic. In addition, several smaller companies are currently making or developing products that compete or will compete with those of Cholestech.

     Cholestech expects that its competitors will compete intensely to maintain and increase market share and seek to develop similar multi-analyte tests that qualify for waived status under the Clinical Laboratory Improvements Act. These competitors may succeed in obtaining Clinical Laboratory Improvements Act waived status for their products or in developing or marketing technologies or products that are more effective and commercially attractive than Cholestech's current or future products, or that would render the Company's technologies and products obsolete or noncompetitive. Our current and future products must compete effectively with the existing and future products of our competitors primarily on the basis of ease of use, breadth of tests available, market presence, cost effectiveness, precision, accuracy, immediacy of results and the ability to perform tests near the patient, to test multiple analytes from a single sample and to conduct tests without a skilled technician or pre-treating blood. Cholestech may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully in the future. Even if we do have such resources and capabilities, we may not employ them successfully. See "Business -- Products and Products Under Development" and "-- Competition."

     In order to succeed, we must retain our key personnel and attract additional qualified employees, which are increasingly difficult to do in the San Francisco Bay Area where we are located. Our success depends in significant part upon the continued service of certain key scientific, technical, regulatory and managerial personnel. Our success will also require us to continue to attract and retain additional highly qualified personnel in those areas. Competition for qualified personnel is intense, particularly in the San Francisco Bay Area where Cholestech is located because of the large number of attractive technology employment opportunities and the extremely high cost of living. We may not be able to retain our key personnel or attract or retain other necessary highly qualified personnel in the future. If we do not keep our key personnel or attract other needed employees, we will not be able to grow our business.

     Sale of our diagnostic products and performance of our services may subject us to liability claims, and if our insurance is insufficient, this liability could severely harm our business. Sale of Cholestech's products and performance of our testing services and offering our health management system entail risk of product, professional, and cyberliability claims. If any of these claims are brought, we may have to expend significant resources defending against them. If we are found liable for any of these claims, we may have to pay damages that could severely hurt Cholestech's financial position. Loss of these claims could also hurt our reputation, resulting in our losing business and market share. The medical testing industry has historically been litigious, and we face financial exposure to these liability claims in the event that use of our products results in personal injury or improper diagnosis. Cholestech also faces the possibility that defects in the design or manufacture of its products might necessitate a product recall.

     We currently maintain product liability insurance, but there can be no assurance that the coverage limits of our insurance policies will be adequate. Insurance is expensive and difficult to obtain, and product liability insurance may not be able to be maintained in the future on acceptable terms, in sufficient amounts to protect us against losses due to product liability. Inability to maintain insurance at an acceptable cost or to otherwise protect against potential product liability could prevent or inhibit the continued commercialization of our products. In addition, a product liability claim in excess of relevant insurance coverage or a product recall could severely hurt Cholestech's financial condition.

     Possible Future Capital Requirements; Uncertainty of Additional
Funding. Cholestech intends to expend substantial funds for capital expenditures related to expansion of its manufacturing capacity, research and development, expansion of sales and marketing activities and other working capital and general corporate purposes. Also, we plan to expend significant amounts in developing our new testing services and Internet health management businesses. We believe that our cash, cash equivalents, marketable securities, cash flow anticipated to be generated by future operations, and available bank borrowings under an existing line of credit will be sufficient to meet our operating requirements for the foreseeable future, we may still require additional financing. For example, we may be required to expend greater than anticipated funds if unforeseen difficulties arise in expanding manufacturing capacity for existing cassettes or in the course of completing required additional development, obtaining necessary regulatory approvals, obtaining waived status under CLIA or introducing or scaling up manufacturing for new tests. Also, it is possible that developing our new testing services and Internet health management businesses may require more capital than we currently anticipate. This possibility is increased given our lack of experience in the markets addressed by these new businesses.

     In the event that additional financing is needed, we may seek to raise additional funds through public or private financing, collaborative relationships or other arrangements. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require Cholestech to relinquish its rights to technologies, products or marketing territories. Our failure to raise capital on acceptable terms when needed could prevent us from developing our products and our business.

     Cholestech has made use of devices to limit the possibility that we are acquired, which may mean that a transaction that shareholders are in favor of or are benefited by may be prevented. Cholestech's board of directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the rights, preferences, privileges and restrictions of such shares without any further vote or action by the Company's shareholders. To date, the Board has designated 25,000 shares as Series A Participating Preferred Stock in connection with our "poison pill" anti-takeover plan. The issuance of preferred stock under certain circumstances could have the effect of delaying or preventing an acquisition of Cholestech or otherwise adversely affecting the rights of the holders of our stock. The "poison pill" may have the effect of rendering more difficult or discouraging an acquisition of Cholestech deemed undesirable by the board of directors. The "poison pill" may cause substantial dilution to a person or group attempting to acquire Cholestech on terms or in a manner not approved by the board of directors, except pursuant to an offer conditioned upon the negation, purchase or redemption of the rights issued under the "poison pill."

     Potential Volatility of Stock Price. The market price of our stock has in the past been, and is likely in the future to continue to be, highly volatile. These fluctuations are caused by many factors including:

     - fluctuations in our operating results

     - announcements of technological innovations or new commercial products by us and our competitors

     - government regulation

     - changes in the current structure of the healthcare financing and payment systems

     - developments in or disputes regarding patent or other proprietary rights

     - stock market price and volume fluctuations, which have particularly affected the market prices for medical products and high technology companies and which are often been unrelated to the operating performance of such companies

     - general economic, political and market conditions.

     In the past, following periods of volatility in the market price of a company's stock, securities class action suits have been filed against the issuing company. This type of litigation could be brought against us in the future. This litigation could result in substantial costs and a diversion of management's attention and resources, which could harm our company. Any adverse determination in such litigation could also subject us to significant liabilities.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item concerning the Company's Directors is incorporated by reference from the sections captioned "Election of Directors -- Nominees" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Company's Proxy Statement related to the 2000 Annual Meeting of Shareholders to be held August 17, 2000, to be filed by the Company within 120 days of the end of the Company's fiscal year pursuant to General Instruction G(3) of Form 10-K (the "Proxy Statement"). Certain information required by this item concerning executive officers set forth in
Part I of this Report under information required "Business -- Executive Officers of the Company" and certain information required by reference from the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements

            The following financial statements are filed as part of this Report:

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................  F-1
Consolidated Balance Sheets.................................  F-2
Consolidated Statements of Operations.......................  F-3
Consolidated Statement of Changes in Shareholders' Equity...  F-4
Consolidated Statements of Cash Flows.......................  F-5
Notes to Consolidated Financial Statements..................  F-6

     (a)(2) Financial Statement Schedules
          II -- Valuation and Qualifying Accounts

                             CHOLESTECH CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS

                                                 BALANCE AT     ADDITIONS                   BALANCE AT
                                                BEGINNING OF     TO COSTS                     END OF
                                                   PERIOD       & EXPENSES    DEDUCTIONS      PERIOD
                                                ------------    ----------    ----------    ----------
FISCAL YEAR ENDED MARCH 27, 1998
  Allowance for doubtful accounts.............    $ 82,000       $ 41,000      $ 13,000      $110,000
  Amortization of other assets................     627,000        101,000       700,000        28,000
FISCAL YEAR ENDED MARCH 26, 1999
  Allowance for doubtful accounts.............    $110,000       $     --      $ 35,000      $ 75,000
  Amortization of other assets................      28,000          5,000            --        33,000
FISCAL YEAR ENDED MARCH 31, 2000
  Allowance for doubtful accounts.............    $ 75,000       $ 62,000            --      $137,000
  Allowance for returns.......................          --         83,000            --        83,000
  Amortization of Goodwill....................          --        100,000            --       100,000
  Amortization of other assets................      33,000          5,000            --        38,000

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

10.17.5     Revolving Line of Credit Note effective November 30, 1998 by and between Wells Fargo Bank and the Registrant.
10.17.6     Revolving line of Credit Note Effective November 30, 1999 by and between Wells Fargo Bank and the Registrant.
10.17.7     Revolving line of Credit Note Effective May 1, 2000 by and between Wells Fargo Bank and Registrant.
10.18(14)   Employment Agreement between Registrant and Mark J. Kussman dated August 8, 1996.
10.19(16)   Consulting Agreement between Registrant and Warner-Lambert
            Company dated June 18, 1997.
10.20(17)   1997 Stock Incentive Program and Form of Agreement
            thereunder.
10.21       1999 Nonstatutory Stock Option Plan and Form of Agreement
            thereunder
10.21.1     Distribution Agreement between registrant and McKesson Drug
            Company dated August 18, 1998.
10.21.2     Distribution Agreement between registrant Bergen Brunswig
            Drug dated July 20, 1998.
10.22       Employment Agreement between Registrant and Andrea J. Tiller dated November 14, 1996.
10.23       Employment Agreement between Registrant and Robert J.
            Dominici dated July 15, 1998
10.24       Employment Agreement between Registrant Jeffrey S. Aroy
            dated September 3, 1999.
10.25       Employment Agreement between Registrant and Thomas E.
            Worthy, dated August 6, 1999.
10.26       Employment Agreement between Registrant and Terry L.
            Wassmann dated March 28, 2000.
10.27       Employment Agreement between Registrant and Kevin R.
            Stromberg dated March 27, 2000.
10.28       Employment Agreement between Registrant and Timothy I. Still dated October 6, 1999.
10.3.2      Standard Industrial Sublease Agreement between Registrant
            and Schlumberger Resource Management Services, Inc. dated
            August 5, 1998.
10.3.3      Consent to Sublease Agreement between Registrant and Spieker
            Properties, L.P. dated August 5, 1998.
23.1        Consent of Independent Accountants
27.1        Financial Data Schedule.

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

(19) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-8 (No. 333-94503) that became effective on January 12, 2000.

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

Date: June 28, 2000

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

     Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capabilities and on the dates indicated:

                      SIGNATURE                                      TITLE                    DATE
                      ---------                                      -----                    ----
              /s/ WARREN E. PINCKERT II                   President, Chief Executive      June 20, 2000
-----------------------------------------------------   Officer and Director (Principal
               (Warren E. Pinckert II)                        Executive Officer)

                /s/ ANDREA J. TILLER                   Vice President of Finance, Chief   June 20, 2000
-----------------------------------------------------  Financial Officer, Treasurer and
                 (Andrea J. Tiller)                     Secretary (Principal Financial
                                                            and Accounting Officer)

             /s/ HARVEY S. SADOW, PH.D.                            Director               June 20, 2000
-----------------------------------------------------
              (Harvey S. Sadow, Ph.D.)

                 /s/ JOHN H. LANDON                                Director               June 20, 2000
-----------------------------------------------------
                  (John H. Landon)

                /s/ JOHN L. CASTELLO                               Director               June 20, 2000
-----------------------------------------------------
                 (John L. Castello)

                 /s/ LARRY Y. WILSON                               Director               June 20, 2000
-----------------------------------------------------
                  (Larry Y. Wilson)

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Cholestech Corporation

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 45 present fairly, in all material respects, the financial position of Cholestech Corporation and its subsidiaries at March 31, 2000 and March 26, 1999, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed on the index appearing under Item 14(a)(2) on page 45 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

San Jose, California
April 25, 2000

                             CHOLESTECH CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                              MARCH 31, 2000    MARCH 26, 1999
                                                              --------------    --------------
Current assets:
  Cash and cash equivalents.................................     $  6,959          $  5,529
  Restricted cash...........................................        1,000                --
  Marketable securities.....................................        2,850             3,018
  Accounts receivable, net..................................        1,839             2,637
  Inventories...............................................        3,714             4,532
  Prepaid expenses and other assets.........................          902               140
                                                                 --------          --------
          Total current assets..............................       17,264            15,856
Property and equipment, net.................................        8,309             5,489
Long-term investments.......................................        3,932             2,880
Goodwill....................................................        2,661                --
Other assets, net...........................................           52                58
                                                                 --------          --------
          Total assets......................................     $ 32,218          $ 24,283
                                                                 ========          ========

                             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................     $  3,788          $  1,433
  Accrued payroll and benefits..............................        1,563               990
  Product warranty..........................................           91                91
  Other liabilities.........................................          300                --
                                                                 --------          --------
          Total current liabilities.........................        5,742             2,514
                                                                 --------          --------
Commitments and contingencies (Notes 4 and 5)
Shareholders' equity:
  Preferred Stock, no par value; 5,000,000 shares
     authorized; no shares issued and outstanding...........           --                --
  Common Stock, no par value; 25,000,000 shares authorized;
     11,921,251 and 11,518,240 shares issued and outstanding
     at March 31, 2000 and March 26, 1999...................       71,959            70,311
  Accumulated other comprehensive income (loss).............          (59)               14
  Accumulated deficit.......................................      (45,424)          (48,556)
                                                                 --------          --------
          Total shareholders' equity........................       26,476            21,769
                                                                 --------          --------
          Total liabilities and shareholders' equity........     $ 32,218          $ 24,283
                                                                 ========          ========

          See accompanying notes to consolidated financial statements.

                             CHOLESTECH CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                      FISCAL YEAR ENDED
                                                              ---------------------------------
                                                              MARCH 31,   MARCH 26,   MARCH 27,
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
Revenues....................................................   $27,422     $22,032     $21,664
Cost of revenues............................................    11,084      10,252      10,513
                                                               -------     -------     -------
Gross profit................................................    16,338      11,780      11,151
                                                               -------     -------     -------
Operating expenses:
  Sales and marketing.......................................     7,032       6,606       5,380
  Research and development..................................     3,021       2,703       2,224
  General and administrative................................     3,510       2,381       2,087
  Other operating expense...................................       319         826          --
                                                               -------     -------     -------
          Total operating expenses..........................    13,882      12,516       9,691
                                                               -------     -------     -------
Income (loss) from operations...............................     2,456        (736)      1,460
Interest and other income, net..............................       805         663         569
                                                               -------     -------     -------
Income (loss) before taxes..................................     3,261         (73)      2,029
Provision for income taxes..................................       129          --          41
                                                               -------     -------     -------
Net income (loss)...........................................     3,132     $   (73)    $ 1,988
                                                               =======     =======     =======
Net income (loss) per share:
  Basic.....................................................   $  0.27     $ (0.01)    $  0.18
                                                               =======     =======     =======
  Diluted...................................................   $  0.26     $ (0.01)    $  0.17
                                                               =======     =======     =======
Shares used to compute net income (loss) per share:
  Basic.....................................................    11,724      11,484      11,289
                                                               =======     =======     =======
  Diluted...................................................    11,920      11,484      11,905
                                                               =======     =======     =======

          See accompanying notes to consolidated financial statements

                             CHOLESTECH CORPORATION

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                               COMMON STOCK        ACCUMULATED
                                           --------------------       OTHER       ACCUMULATED
                                             SHARES     AMOUNT    INCOME (LOSS)     DEFICIT      TOTAL
                                           ----------   -------   -------------   -----------   -------
Balance at March 28, 1997................  11,222,040   $69,174       $ --         $(50,471)    $18,703
Issuance of Common Stock pursuant to
  employee stock purchase plan and
  exercise of stock options and
  warrants...............................     180,044       706         --               --         706
Unrealized gains on available-for-sale
  securities.............................          --        --         49               --          49
Net income...............................          --        --         --            1,988       1,988
                                           ----------   -------       ----         --------     -------
Balance at March 27, 1998................  11,402,084    69,880         49          (48,483)     21,446
Issuance of Common Stock pursuant to
  employee stock purchase plan and
  exercise of stock options..............     116,156       431         --               --         431
Change in unrealized gain on
  available-for-sale securities..........          --        --        (35)              --         (35)
Net loss.................................          --        --         --              (73)        (73)
                                           ----------   -------       ----         --------     -------
Balance at March 26, 1999................  11,518,240    70,311         14          (48,556)     21,769
Issuance of Common Stock pursuant to
  employee stock purchase plan and
  exercise of stock options..............     403,011     1,426         --               --       1,426
Stock compensation expense...............          --       132         --               --         132
Warrants issued pursuant to acquisition
  of Health Net..........................          --        90         --               --          90
Change in unrealized gain on
  available-for-sale securities..........          --        --        (73)              --         (73)
Net income...............................          --        --         --            3,132       3,132
                                           ----------   -------       ----         --------     -------
Balance at March 31, 2000................  11,921,251   $71,959       $(59)        $(45,424)    $26,476
                                           ==========   =======       ====         ========     =======

          See accompanying notes to consolidated financial statements

                             CHOLESTECH CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                      FISCAL YEAR ENDED
                                                              ---------------------------------
                                                              MARCH 31,   MARCH 26,   MARCH 27,
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $  3,132    $    (73)   $  1,988
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization..........................     1,597       1,112         767
     Change in allowance for doubtful accounts..............        63         (35)         28
     Change in allowance for sales returns..................        83          --          --
     Stock compensation expense.............................       132          --          --
     Changes in assets and liabilities:
       Restricted cash......................................    (1,000)         --          --
       Accounts receivable..................................       824       1,191      (1,955)
       Inventories..........................................       873      (1,226)       (953)
       Prepaid expenses and other assets....................      (756)         14         126
       Other assets.........................................        --          15         107
       Accounts payable and accrued liabilities.............     1,944      (1,570)      1,400
       Accrued payroll and benefits.........................       573        (146)        609
       Other liabilities....................................       300          --          --
       Product warranty.....................................        --        (112)        (11)
                                                              --------    --------    --------
          Net cash provided by (used in) operating
            activities......................................     7,765        (830)      2,106
                                                              --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable securities........................   (26,661)    (19,225)    (33,391)
  Maturities of marketable securities.......................    25,704      22,913      31,740
  Acquisition of Health Net Assets..........................    (2,598)         --          --
  Purchase of property and equipment........................    (4,206)     (2,890)     (2,079)
                                                              --------    --------    --------
          Net cash provided by (used in) investing
            activities......................................    (7,761)        798      (3,730)
                                                              --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on capital leases......................        --          --         (40)
  Issuance of common stock..................................     1,426         431         706
                                                              --------    --------    --------
          Net cash provided by financing activities.........     1,426         431         666
                                                              --------    --------    --------

Net change in cash and cash equivalents.....................     1,430         399        (958)
Cash and cash equivalents at beginning of period............     5,529       5,130       6,088
                                                              --------    --------    --------
Cash and cash equivalents at end of period..................  $  6,959    $  5,529    $  5,130
                                                              ========    ========    ========
Supplemental disclosures of cash flow information:
  Cash paid for interest....................................  $     --    $     --    $      2
                                                              ========    ========    ========
  Cash paid for income taxes................................  $    110    $     --    $     25
                                                              ========    ========    ========

          See accompanying notes to consolidated financial statements.

                             CHOLESTECH CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. THE COMPANY AND A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Operations

     Cholestech Corporation (the "Company") was incorporated February 2, 1988. The Company operates in three business activities:

     - Diagnostic Products -- which develops, manufactures and markets the Cholestech L-D-X(R) System (the "L-D-X System") which performs near-patient diagnostic testing to assist in assessing for risk of certain chronic diseases and to assist in the monitoring of therapy to treat those diseases.

     - WellCheck(TM) -- which conducts consumer testing within the United States to assess for risk of certain chronic diseases and to assist in the monitoring of therapy to treat those diseases.

     - WellCheck.com -- plans to provide interactive tools to consumers through the Internet to better assess for risk of certain chronic diseases and to monitor and motivate personal health management of those diseases.

  Summary of Significant Accounting Policies

     Fiscal year end

     The Company's fiscal year is a 52 - 53 week period ending on the last Friday in March. Fiscal 2000 was comprised of 53 week periods. Fiscal 1998 and 1999 each comprised 52 week periods.

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

  Revenue recognition

     All revenues from product sales and services are recognized at the time products are shipped or services are rendered and are denominated in U.S. dollars.

  Cash and cash equivalents and marketable securities

     The Company considers all highly liquid investments with maturity of three months or less at the date of purchase to be cash equivalents; other investments with maturity of less than one year are classified as short-term marketable securities. The Company has established policies which limit the type, credit quality and length of maturity of the securities in which it invests. The Company's investment policy allows no investments in any single private issuer to exceed $1,000,000 and the investments must have, at a minimum, a credit rating of AA. Cash equivalents and marketable securities at March 31, 2000 consist principally of investments in money market funds, commercial paper and U.S. government-agency obligations. Marketable securities are classified as available-for-sale and are carried at their market value at the balance sheet date. Realized gains and losses on sales of all such securities are reported in earnings and computed using the specific identification cost method. All investments with maturity dates greater than 365 days are classified as non-current.

  Concentration of credit risk

     Financial instruments that potentially subject the Company to credit risk consist of cash equivalents, marketable securities and accounts receivable. Cash and cash equivalents and marketable securities are maintained with a high credit quality institution, and the composition and maturities of the investments are regularly monitored by management. Generally, these securities are highly liquid and may be redeemed upon

                             CHOLESTECH CORPORATION
demand and, therefore, have minimal risk associated with them. The Company has not experienced any material losses on its investments.

     The Company's trade accounts receivable generally consist of a large number of small customers. Concentration of credit risk with respect to trade accounts receivable is considered to be limited due to this customer base and the diversity of the Company's geographic sales areas. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral. The Company maintains a provision for potential credit losses and such amounts, in the aggregate, have not been material. Provision is concurrently made for estimated product returns, which historically have been immaterial. In fiscal 2000 two customers accounted for 16.9% and 11.0% of total revenues compared to fiscal 1999 when one customer accounted for 15.4% of total revenues. No single customer accounted for more than 10% of revenues in fiscal 1998. Two customers accounted for 13.6% and 11.6% of accounts receivable at March 31, 2000. At March 26, 1999 three customers accounted for 14.1%, 12.2% and 11.1% of accounts receivable, respectively.

  Inventories

     Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out (FIFO) method. Cost includes direct materials, direct labor and manufacturing overhead.

  Property and equipment

     Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from two to five years. Leasehold improvements are amortized over their estimated useful lives, not to exceed the term of the related lease. The cost of additions and improvements is capitalized while maintenance and repairs are charged to expense as incurred.

  Web site development costs

     The Company accounts for web site development costs in accordance with the AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Web site development costs consist of external and internal costs incurred to purchase and implement the web site software and significant enhancements used in the Company's WellCheck.com business. These costs are capitalized and amortized using the straight-line method over the estimated useful life of the asset, usually three years. Internal and external costs of developing web site content are expensed as incurred.

  Warranties

     The Company's products are generally under warranty against defects in material and workmanship for a period of up to one year. The Company accrues for estimated future warranty costs at the time of sale. The Company is currently dependent on sole or limited suppliers for certain key components used in its products, which may cause shortages that limit production capacity. There can be no assurance that such shortages will not adversely affect future operating results.

  Income taxes

     The Company uses the asset and liability method of accounting for income taxes, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial reporting and income tax bases of assets and liabilities.

                             CHOLESTECH CORPORATION

  Net income (loss) per share

     Basic earnings per share is computed by dividing income (loss) (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted earnings per share gives effect to all potential common stock outstanding during a period, if dilutive. The following table reconciles the numerator (net income or loss) and denominator (number of shares) used in the basic and diluted per share computations.

                                                  NET INCOME
                                                    (LOSS)       SHARES     PER SHARE
                                                 ------------   --------   -----------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Fiscal Year ended March 27, 1998:
  Basic.......................................      $1,988       11,289       $ 0.18
  Effect of dilutive securities...............          --          616        (0.01)
  Diluted.....................................      $1,988       11,905       $ 0.17
Fiscal Year ended March 26, 1999:
  Basic.......................................      $  (73)      11,484       $(0.01)
  Effect of dilutive securities...............          --           --           --
  Diluted.....................................      $  (73)      11,484       $(0.01)
Fiscal Year ended March 31, 2000:
  Basic.......................................      $3,132       11,724       $ 0.27
  Effect of dilutive securities...............          --          196        (0.01)
  Diluted.....................................      $3,132       11,920       $ 0.26

     At March 31, 2000, options to purchase 1,222,484 shares of Common Stock were considered anti-dilutive because the respective exercise prices were greater than the average fair market value of the Common Stock. Due to the net loss incurred during fiscal 1999, options to purchase 1.9 million shares of Common Stock were considered anti-dilutive at March 26, 1999. At March 27, 1998, options to purchase 156,143 shares of Common Stock were considered anti-dilutive because the respective exercise prices were greater than the average fair market value of the Common Stock.

  Fair value of financial instruments

     The carrying value of cash equivalents, and marketable securities approximate their fair value due to the short maturity of these instruments.

  Use of estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

  Accounting for Stock-based Compensation

     The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of the Company's Common Stock at the date of grant over the price the employee must pay to acquire the stock. The Company provides additional pro forma disclosures as required under SFAS No. 123, "Accounting for Stock-Based Compensation" (see note
6).

                             CHOLESTECH CORPORATION

  Reporting Comprehensive Income

     Comprehensive income is comprised of net income (loss) and other comprehensive earnings such as unrealized gains or losses on available-for-sale short-term investments.

  Recent accounting pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The Company, to date, has not engaged in derivative and hedging activities, and accordingly, does not believe that the adoption of SFAS No. 133 will have a material impact on the financial reporting and related disclosures of the Company. The Company will adopt SFAS No. 133 as required by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of the FASB Statement No. 133," beginning with the first quarter of fiscal 2002.

     In March 2000, the FASB issued FIN 44, "Accounting for Certain Transactions Involving Stock Compensation -- An Interpretation of APB No. 25," which is effective July 1, 2000. The Company does not expect FIN 44 to have any material impact on its consolidated financial statements.

 2. BALANCE SHEET COMPOSITION

     Accounts receivable consist of (in thousands):

                                                   MARCH 31, 2000   MARCH 26, 1999
                                                   --------------   --------------
Accounts receivable..............................      $2,059           $2,712
Less allowance for sales returns.................         (83)              --
Less allowance for doubtful accounts.............        (137)             (75)
                                                       ------           ------
                                                       $1,839           $2,637
                                                       ======           ======

     Inventories consist of (in thousands):

                                                   MARCH 31, 2000   MARCH 26, 1999
                                                   --------------   --------------
Raw materials....................................      $1,258           $1,598
Work-in-progress.................................       1,412            1,398
Finished goods...................................       1,044            1,536
                                                       ------           ------
                                                       $3,714           $4,532
                                                       ======           ======

     Property and equipment consist of (in thousands):

                                                  MARCH 31, 2000    MARCH 26, 1999
                                                  --------------    --------------
Machinery and equipment.........................     $ 6,927           $ 6,093
Furniture and fixtures..........................         240               565
Computer equipment..............................       1,734             2,106
Leasehold improvements..........................         779               654
Construction-in-progress........................       3,694             2,413
Web site development costs......................       1,994                --
                                                     -------           -------
                                                      15,368            11,831
Less accumulated depreciation and
  amortization..................................      (7,059)           (6,342)
                                                     -------           -------
                                                     $ 8,309           $ 5,489
                                                     =======           =======

                             CHOLESTECH CORPORATION

     Goodwill consists of (in thousands):

                                                  MARCH 31, 2000    MARCH 26, 1999
                                                  --------------    --------------
Cost............................................     $ 2,761           $    --
Less accumulated amortization...................        (100)               --
                                                     -------           -------
                                                     $ 2,661           $    --
                                                     =======           =======

     Accounts payable and accrued liabilities consist of (in thousands):

                                                  MARCH 31, 2000    MARCH 26, 1999
                                                  --------------    --------------
Trade accounts payable..........................      $2,823            $  871
Accrued royalties...............................         182               222
Other accrued liabilities.......................         783               340
                                                      ------            ------
                                                      $3,788            $1,433
                                                      ======            ======

 3. BORROWING ARRANGEMENTS

     In May, 2000, the Company entered into a new agreement with its primary bank for an $8 million revolving line of credit (the "line of credit") replacing its prior agreement for a $3 million revolving line of credit. While the new line of credit is in effect, the Company is required to maintain on deposit with the bank assets with a collective value, as defined in the line of credit agreement, equivalent to no less than 100% of the outstanding principle balance. Amounts outstanding under the line of credit bear interest at the bank's prime rate. The line of new credit agreement expires on May 1, 2002. As of March 31, 2000 and March 26, 1999, there were no borrowings outstanding under the lines of credit.

 4. COMMITMENTS AND CONTINGENCIES

  Leases

     The Company leases office and laboratory facilities under non-cancellable operating leases, which originally expired between March and June of 2000. The lease for the Company's 40,000 square foot headquarters facility has been extended and currently expires March of 2002. Rent expense was $374,000, $409,000, and $229,000 for fiscal 2000, 1999, and 1998, respectively.

     Future minimum payments required under the Company's non-cancellable operating leases at March 31, 2000 were $436,710 and $425,760 for fiscal years 2001, and 2002, respectively.

  Litigation

     On February 5, 1999, a complaint entitled Ree v. Pinckert, et al., No. C99-0562 (MMC) was filed in the United States District Court for the Northern District of California. The Action is a putative class action and the complaint alleges that Cholestech and an officer, Mr. Pinckert, violated the federal securities laws by misleading investors during the time period of July 30, 1997 - June 26, 1998, concerning the Company's business and its future prospects. On June 24, 1999, plaintiffs filed an amended complaint, which expanded the putative class period to June 28, 1996, through June 26, 1998. The amended complaint's substantive allegations and purported causes of action remain based on allegations that the Company misled shareholders concerning the Company's business and its future prospects. The complaint does not specify alleged damages. On September 20, 1999, defendants filed a motion to dismiss plaintiff's amended complaint. On March 28, 2000, Judge Maxine M. Chesney, United States District Judge for the Northern District of California granted defendant's motion to dismiss pursuant to rule 12(B)(6) with leave for plaintiffs to amend. The Company intends to defend the case vigorously. The Company does not believe that the defendants in the class action engaged in any wrongdoing, and that the outcome of this matter will not result in a material adverse effect,

                             CHOLESTECH CORPORATION
however, there can be no assurance that the lawsuit will be resolved in the Company's favor. The action is in its preliminary stages and a trial date has not been set.

     On December 23, 1999, an injunction, No. ES 580-199, was filed in Zug, Switzerland by Roche Diagnostics seeking a cease and desist order barring the Company, and two distributors, Healthcare Solutions and Euromedix, from distributing HDL assay single-use test cassettes in Switzerland. The complaint alleges that Cholestech violated a Roche European patent for HDL. The Company has filed its response to the complaint. The court is expected to reach a decision on the merits of the complaint in the next several months. The Company believes the suit is without merit and intends to defend the case vigorously. The Company does not believe that it did cause any wrongdoing, and that the outcome of this matter will not result in a material adverse effect, however, there can be no assurance that the lawsuit will be resolved in the Company's favor. Additionally, we have been informed by one of our distributors that during January, 2000, a complaint, No. 4 O 4/00, was filed in the District Court, Dusseldorf, Germany against Cholestech and two of its distributors, seeking a cease and desist order barring the distributor from shipping HDL single-use test cassettes into Germany. The complaint alleges the Company and its distributors violated a Roche German priority patent for HDL by selling Cholestech's single-use test cassette containing a HDL assay. The Company believes the suit is without merit and intends to defend the case vigorously. The Company does not believe that it did cause any wrongdoing, and that the outcome of this matter will not result in a material adverse effect, however, there can be no assurance that the lawsuit will be resolved in the Company's favor.

     The Company is subject to various legal claims and assessments in the ordinary course of business, none of which are expected by management to result in a material adverse effect on the consolidated financial statements.

 5. LICENSE AND DEVELOPMENT AGREEMENTS

     The Company has obtained rights to use certain technology in manufacturing its products. The related agreement, which expires in 2006, requires the Company to pay a 2.0% royalty on net sales of the applicable products. Total royalty expense for fiscal 2000, 1999, and 1998 was $456,000, $379,000, and $562,000
respectively, and was charged to cost of revenues.

 6. SHAREHOLDERS' EQUITY

  Preferred Stock

     The Company is authorized to issue 5,000,000 shares of Preferred Stock. The Board of Directors has authority to issue the Preferred Stock in one or more series and to fix the price, rights preferences, privileges and restrictions thereof, including the dividend rights, dividend rates, conversion rights, voting rights terms of redemption, redemption prices, liquidation preferences, and the number of shares constituting a series or the designation of such series, without any further vote or action by the Company's shareholders. In connection with the Company's shareholder rights plan, 25,000 shares of the Preferred Stock have been designated Series A Participating Preferred Stock. None of the Shares of Series A Participating Preferred Stock were outstanding as of March 31, 2000, nor was there any activity relating to Preferred Stock during the three year period ended March 31, 2000.

  Stock Incentive Program

     The 1988 Stock Incentive Program (the "1988 Program") provided that incentive stock options ("ISOs") and nonqualified stock options ("NSOs") for shares of Common Stock could be granted to employees and consultants of the Company. In accordance with the 1988 Program, the exercise price could not be less than 100% and 85% of the fair market value of Common Stock on the date of the grant for ISOs and NSOs, respectively. The 1988 Program provided that options would be exercisable over a period not to

                             CHOLESTECH CORPORATION
exceed five years and a day. Options vested over four years at a rate of at least 25 percent each year. Vesting of individual option grants could be accelerated upon the occurrence of certain events as described in the stock option agreement. The 1988 Program expired in February 1998. There are no shares available for future grant under the 1988 Program.

     In August 1997, the shareholders approved the 1997 Stock Incentive Program (the "1997 Program") which provides ISOs and NSOs for shares of Common Stock which may be granted to employees and consultants of the Company. In accordance with the 1997 Program, the exercise price may not be less than 100% of the fair market value of Common Stock on the date of the grant for ISOs and NSOs, respectively. The 1997 Program provides that options shall be exercisable over a period not to exceed seven years and a day. Options vest over four years at a rate of at least 25 percent each year. Vesting of individual option grants may be accelerated upon the occurrence of certain events as described in the stock option agreement. Pursuant to the terms of the 1997 Program, 900,000 shares of Common Stock were reserved for future issuance.

     In August 1999, the Board of Directors approved the 1999 Nonstatutory Stock Option Plan (the "1999 Program") which provides NSOs for shares of Common Stock which may be granted to employees and consultants of the Company. In accordance with the 1999 Program, the exercise price may not be less than 100% of the fair market value of Common Stock on the date of the grant for NSOs. The 1999 Program provides that options shall be exercisable over a period not to exceed seven years and a day. Options vest over four years at a rate of at least 25 percent each year. Vesting of individual options grants may be accelerated upon the occurrence of certain events as described in the stock option agreement. Pursuant to the terms of the 1999 Program, 1,000,000 shares of Common Stock were reserved for future issuance.

     Stock option activity under the programs is as follows:

                                                                  WEIGHTED AVERAGE
                                                   OUTSTANDING     EXERCISE PRICE
                                                     OPTIONS         PER SHARE
                                                   -----------    ----------------
Balance, March 28, 1997..........................   1,074,097          $3.68
Granted..........................................     449,893           8.66
Exercised........................................    (150,286)          3.74
Canceled.........................................     (78,039)          6.56
Balance, March 27, 1998..........................   1,295,665           5.41
Granted..........................................     982,386           6.73
Exercised........................................     (66,804)          3.39
Canceled.........................................    (300,151)          6.47
Balance, March 26, 1999..........................   1,911,096           5.99
Granted..........................................     691,105           5.83
Exercised........................................    (329,651)          3.87
Canceled.........................................    (329,501)          7.55
Balance, March 31, 2000..........................   1,943,049           6.03

     As of March 31, 2000, options for 112,657 and 540,209 shares of Common Stock were available for future grant under the 1997 Program and 1999 Program, respectively.

                             CHOLESTECH CORPORATION

     The following table summarizes information about stock options outstanding at March 31, 2000:

                                        OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                           ---------------------------------------------   ------------------------
                                        WEIGHTED AVG.     WEIGHTED AVG.              WEIGHTED AVG.
RANGE OF EXERCISE PRICES    NUMBER     CONTRACTUAL LIFE   EXERCISE PRICE   NUMBER    EXERCISE PRICE
------------------------   ---------   ----------------   --------------   -------   --------------
1.75 $- $ 3.25......         203,699         3.4              $2.18         80,157       $ 2.21
3.26 $- $ 6.56......       1,273,295         3.6               5.27        676,757         5.04
6.57 $- $14.13......         466,055         5.0               9.77        134,152        11.60
                           ---------                                       -------
                           1,943,049         3.9               6.03        891,066         5.77
                           =========                                       =======

     Due to the continued depressed market price of the Company's stock, employees were offered, during the second quarter of fiscal 2000, an opportunity to extend their stock options lives from five years to seven years, with a change to non-qualified status. This resulted in an additional $132,000 stock compensation charge in fiscal 2000.

  Employee Stock Purchase Plan

     In April 1992, the Company adopted the Employee Stock Purchase Plan (the "Stock Purchase Plan"), which reserved 75,000 shares of Common Stock to be issued in accordance with the Internal Revenue Code under such terms as approved by the Board of Directors. In August 1995, the shareholders approved an increase in the number of shares reserved for issuance under the Stock Purchase Plan from 75,000 to 200,000. In August 1997, the shareholders approved an additional increase in the number of shares reserved for issuance under the Stock Purchase Plan from 200,000 to 400,000. Under the terms of the Stock Purchase Plan, employees can choose semi-annually to have up to 15% of their compensation withheld to purchase shares of Common Stock. The purchase price is equal to 85% of the lower of the closing price of the Common Stock on the NASDAQ National Market on the day the Stock Purchase Plan period begins or ends. Under the Stock Purchase Plan, the Company sold 74,188, 49,352, and 29,758 shares of Common Stock to employees in fiscal 2000, 1999, and 1998, respectively.

  Pro Forma Disclosures

     Had compensation cost for the Company's stock option and stock purchase plans been determined based on the fair market value of the options at the grant dates, as prescribed in SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been as follows:

                                                      FISCAL YEAR ENDED
                                       ------------------------------------------------
                                       MARCH 31, 2000   MARCH 26, 1999   MARCH 27, 1998
                                       --------------   --------------   --------------
                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss):
  As reported........................      $3,132           $  (73)          $1,988
  Pro forma..........................      $2,284           $ (871)          $1,195
Net income (loss) per share:
  As reported -- basic...............      $ 0.27           $(0.01)          $ 0.18
  Pro forma -- basic.................      $ 0.19           $(0.08)          $ 0.11
  As reported -- diluted.............      $ 0.26           $(0.01)          $ 0.17
  Pro forma -- diluted...............      $ 0.19           $(0.08)          $ 0.10

     The fair value of each stock option is estimated on the date of the grant using the Black-Scholes valuation model, with the following assumptions used for grants during the applicable periods: dividend yield of 0.0% for all periods; risk free interest rates of 5.7%, 5.3%, and 5.9% for options granted during fiscal 2000, 1999, and 1998, respectively; volatility factors of 93%, 93%, and 78%, for options granted during fiscal 2000, 1999, and 1998, respectively; and a weighted average expected option term of 6.7 years, 4.0 years, and 4.0 years for fiscal

                             CHOLESTECH CORPORATION

2000, 1999, and 1998, respectively. The weighted average fair value of stock options granted in fiscal 2000, 1999, and 1998 was $4.74, $4.20, and $5.03 per share, respectively.

     The fair value of stock purchase rights is estimated using the Black-Scholes valuation model with the following assumptions for fiscal 2000, 1999, and 1998, respectively; dividend yield of 0.0% for all periods; an expected life of 6 months for all periods; expected volatility factors of 93%, 93%, and 81% for fiscal 2000, 1999, and 1998, respectively. The weighted average fair value of stock purchase rights granted in fiscal 2000, 1999, and 1998 was $0.54, $1.12, and $1.85 per share, respectively. The weighted average exercise prices of stock purchase rights granted in fiscal 2000, 1999, and 1998 were $2.02, $4.16, and $8.20, respectively.

     The pro forma effect on net income (loss) and net income (loss) per share for fiscal 2000, 1999, and 1998 is not representative of the pro forma effect on net income (loss) in future periods because it does not take into consideration pro forma compensation expense related to grants made prior to 1997.

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

 7. RETIREMENT SAVINGS PLAN

     Effective September 1990, the Company adopted the Cholestech Corporation Retirement Savings Plan (the "401(k) Plan") in which all employees of the Company are entitled to participate. An eligible employee may elect to defer, in the form of contributions to the 401(k) Plan, between 1% and 15% of the employee's W-2 income, not to exceed $10,000 per year (adjusted for cost-of-living increases). Employee contributions are invested in selected mutual funds or a money market fund as specified by the employee. Employee contributions are fully vested and nonforfeitable at all times. The 401(k) Plan provides for employer contributions as determined by the Board of Directors. Company contributions to the 401(k) Plan were $177,000 $67,000, and $164,000, in fiscal 2000, 1999, and 1998, respectively.

 8. INCOME TAXES

     A provision for income taxes of $129,000 and $41,000 was recorded for the years ended March 31, 2000, and March 27, 1998, respectively. No provision was recorded for the year ended March 26, 1999 as the Company incurred net operating losses for income tax purposes.

                             CHOLESTECH CORPORATION

     The provision for income taxes consists of the following (in thousands):

                                                     FISCAL YEAR ENDED
                                     -------------------------------------------------
                                     MARCH 31, 2000   MARCH 26, 1999    MARCH 27, 1998
                                     --------------   --------------    --------------
                                                      (IN THOUSANDS)
Current:
  Federal..........................       $ 84              $--              $ 40
  State............................         45              --                  1
                                          ----              --               ----
  Total............................       $129              $--              $ 41
                                          ====              ==               ====

     The differences between the U.S. federal statutory income tax rate and the Company's effective tax rate are as follows:

                                                     FISCAL YEAR ENDED
                                     -------------------------------------------------
                                     MARCH 31, 2000   MARCH 26, 1999    MARCH 27, 1998
                                     --------------   --------------    --------------
Provision at statutory rate........        34.0%           --%                34.0%
State taxes, net of federal
  benefit..........................         5.6            --                  2.0
Stock options......................        (2.4)           --                (12.0)
Utilization of research and
  development credits..............       (34.7)           --                (24.1)
Other..............................         1.4            --                  2.1
                                         ------             --              ------
                                            3.9%           --%                 2.0%
                                         ======             ==              ======

     Deferred tax assets (liabilities) consist of the following (in thousands):

                                                  MARCH 31, 2000    MARCH 26, 1999
                                                  --------------    --------------
Net operating loss carryforwards................     $ 14,073          $ 15,847
Research and development tax credit
  carryforwards.................................        2,426             2,413
Minimum tax credit carryforwards................          186                --
Capitalized research and development............          756               278
Other...........................................          416               177
Valuation allowance for deferred tax assets.....      (17,857)          (18,715)
                                                     --------          --------
                                                     $     --          $     --
                                                     ========          ========

     The Company has historically experienced significant operating losses and operates in industries subject to rapid technological changes. Therefore, management believes that there is sufficient uncertainty regarding the Company's ability to generate future taxable income and utilize its net operating loss and tax credit carryforwards such that a full valuation allowance for deferred tax assets was required at March 31, 2000.

     At March 31, 2000 the Company has net operating loss carryforwards available to reduce future taxable income through 2012 for federal and state income tax purposes of approximately $41,165,000 and $867,000, respectively. Additionally, the Company has research and development and other tax credit carryforwards available to reduce income taxes for federal and state income tax purposes of approximately $1,935,000 and $676,000, respectively.

     As a result of a change in ownership which occurred in May 1990, there is an annual limitation of approximately $1,500,000 for federal and state income tax purposes on the combined use of approximately $6,131,000 of federal net operating loss carryforwards and the use of approximately $550,000 of federal and state tax credit carryforwards. Additionally, as a result of the Company's public offering in December 1992, net operating loss and tax credit carryforwards incurred prior to December 1992 are subject to an annual limitation of approximately $5,450,000 for federal and state income tax purposes on the combined use of

                             CHOLESTECH CORPORATION
approximately $26,208,000 of federal and $4,534,000 of state net operating loss carryforwards, and the use of $1,151,000 and $379,000 of state tax credit carryforwards. If the amount of these limitations is not utilized in a particular year, the amount not utilized increases limitation in the subsequent year.

 9. SEGMENT INFORMATION

     In fiscal 2000, the Company adopted Statement of Financial Accounting Standard ("SFAS") 131, "Disclosures about Segments of an Enterprise and Related Information." During fiscal 2000, the Company launched two new business units, WellCheck and WellCheck.com. As a result, the Company now has three reportable segments: Diagnostic Products, WellCheck and WellCheck.com. These segments are strategic business units that offer different products and as a result are managed separately. The accounting policies of the segments are the same as those described in Note 1 -- Summary of Significant Accounting Policies. Segment data includes a charge allocating all corporate-headquarters costs to each of its operating segments and excludes inter-segment revenues. Prior to fiscal 2000 the Company operated in one segment, the Diagnostic Products business unit. Asset information by segment has not been presented as the Company does not produce such information. Results for fiscal 2000 by segment are as follows (in thousands):

                                                    DIAGNOSTIC
                                                     PRODUCTS    WELLCHECK   WELLCHECK.COM   CHOLESTECH
                                                    ----------   ---------   -------------   ----------
Net revenues......................................   $27,000       $ 422        $    --       $27,422
Cost of revenues..................................    11,056          28             --        11,084
                                                     -------       -----        -------       -------
Gross profit......................................    15,944         394             --        16,338
                                                     -------       -----        -------       -------
Operating expenses:
  Sales and Marketing.............................     6,832         200             --         7,032
  Research and Development........................     2,412          --            609         3,021
  General and Administrative......................     2,369         245            896         3,510
  Other operating expense.........................       219         100             --           319
                                                     -------       -----        -------       -------
          Total operating expenses................    11,832         545          1,505        13,882
                                                     -------       -----        -------       -------
Operating income (loss)...........................   $ 4,112       $(151)       $(1,505)      $ 2,456
                                                     =======       =====        =======       =======

10. GEOGRAPHIC INFORMATION

     The Company's export sales were $4,859,000, $2,836,000, and $3,067,000 for fiscal 2000, 1999, and 1998, respectively. Sales to Europe were $3,960,000, $2,069,000, and $2,170,000, in fiscal 2000, 1999 and 1998, respectively, with the remainder of export sales to the Pacific Rim and Latin America.

     All of the Company assets are located in the United States.

11. ACQUISITION

     On January 21, 2000, the Company completed the purchase of certain assets of Health Net, Inc., a Louisiana corporation ("Health Net"). As consideration, to date, the Company paid approximately $2,200,000 in cash and issued 51,010 shares of its common stock valued at approximately $300,000. Pursuant to the terms of the Purchase Agreement, the final purchase price will be fully determined upon completion of the Health Net audit for the year ended December 31, 1999. The Purchase Agreement also provides that an additional amount of cash consideration, up to $1,000,000, may be issued to the former owners of Health Net if certain performance milestones described in the Purchase Agreement are achieved for the calendar year ending December 31, 2000. This amount has been deposited in an escrow account and is classified as restricted cash on the Balance Sheet, at March 31, 2000. In addition, the Company incurred acquisition related expenses of approximately $643,000.

                             CHOLESTECH CORPORATION

     Health Net markets and administers medical diagnostic testing services for various venue events, corporations, and pharmacies. After the acquisition, Health Net's marketing and administrative functions have been incorporated into WellCheck, the Company's new national testing service which is responsible for ongoing testing programs in retail venues, corporate facilities, and other sites convenient to consumers and is expected to be a primary vehicle for attracting members to the Company's website.

     The acquisition was accounted for using the purchase method of accounting and the results of Health Net have been included in the Company's consolidated financial statements subsequent to January 21, 2000. The allocation of the estimated purchase price to the tangible and intangible assets acquired in connection with this acquisition was based on estimated fair values as determined by management as follows (in thousands):

Total current assets........................................  $  276
Property and equipment and other noncurrent assets..........     106
Goodwill....................................................   2,761
                                                              ------
Total purchase price........................................  $3,143
                                                              ======

     The amortization of goodwill is being computed on a straight-line basis over a period of five years.

     The following unaudited pro forma information reflects the results of operations as if the Company had acquired Health Net at the beginning of each period presented:

                                                        FISCAL YEAR ENDED
                                              --------------------------------------
                                              MARCH 31, 2000         MARCH 26, 1999
                                              ---------------        ---------------
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                           (UNAUDITED)
Revenue:
  As reported...............................      $27,422                $22,032
  Pro forma.................................      $28,777                $22,734
Net income (loss):
  As reported...............................      $ 3,132                $   (73)
  Pro forma.................................      $ 2,848                $  (595)
Net income (loss) per share:
  As reported -- basic......................      $  0.27                $ (0.01)
  Pro forma -- basic........................      $  0.24                $ (0.05)
  As reported -- diluted....................      $  0.26                $ (0.01)
  Pro forma -- diluted......................      $  0.24                $ (0.05)

                             CHOLESTECH CORPORATION

                                  EXHIBIT LIST

      EXHIBIT                                                                   SEQUENTIAL
        NO.                               DESCRIPTION                            PAGE NO.
      -------                             -----------                           -----------
     3.1(2)       Restated Articles of Incorporation of Registrant.
     3.2(1)       Bylaws of Registrant, as amended.
     4.2(12)      Preferred Share Rights Agreement dated January 22, 1997
                  between the Registrant and Chase Mellon Shareholder
                  Services, L.L.C., including the Certificate of
                  Determination, the form of Rights Certificate and Summary of
                  Rights attached thereto as Exhibits A, B and C,
                  respectively.
    10.1(3)       1988 Stock Incentive Program and forms of agreements
                  thereunder.
    10.2(15)      Employee Stock Purchase Plan.
    10.3(1)       Standard Industrial Lease Agreement between Registrant and
                  Sunlife Assurance Company of Canada dated October 22, 1989.
    10.3.1(8)     First Amendment to Standard Industrial Lease Agreement
                  between Registrant and Sunlife Assurance Company of Canada dated April, 1995.
    10.4(1)       Forms of Indemnification Agreements between Registrant and its officers and its directors.
    10.5(1)       Employment Agreement between Registrant and Edward L.
                  Erickson dated December 6, 1991.
    10.6(1)       Equipment Lease Agreement between Registrant and MMC/GATX
                  Partnership No. 1 dated August 17, 1990.
    10.6.1(1)     Revised Warrant to Purchase Series D Preferred Stock issues to MMC/ GATX Partnership No. 1.
    10.7(1)       Master Lease Agreement between Registrant and LINC Venture
                  Lease Partners II L.T. dated June 13, 1991.
    10.7.1(1)     Amendment No. 1 to Warrant issued to LINC Venture Lease
                  Partners II L.P.
    10.8(1)       Supply Agreement effective the 15th day of February 1991 by and between Ciba Corning Diagnostics Corp. and the
                  Registrant.
    10.9(4)       Employment Agreement between Steven L. Barbato dated April
                  27, 1992.
    10.10(4)      Employment Agreement between Registrant and Robert J. Guyon dated July 13, 1992.
    10.11.1(5)    Letter Agreement effective September 28, 1993 by and between
                  Union Bank and Registrant.
    10.11.2(5)    Promissory Note effective September 28, 1993 by and between
                  Union Bank and Registrant.
    10.11.4(7)    First Amendment to the Letter Agreement by and between Union
                  Bank and Registrant.
    10.11.5(7)    First Amendment to the Promissory Note by and between Union
                  Bank and Registrant.
    10.11.6(10)   Second Amendment to the Letter Agreement by and between
                  Union Bank and Registrant.
    10.11.7(10)   Second Amendment to the Promissory Note by and between Union
                  Bank and Registrant.
    10.12(4)      License Agreement between Registrant and Eastman Kodak
                  Company dated December 23, 1992.
    10.13(6)      Employment Agreement between Registrant and Linda H.
                  Masterson dated May 12, 1994.
    10.14(9)      Loan Agreement between Registrant and Phoenixcor, Inc. dated
                  August 31, 1995.
    10.15(11)*    Development, License and Distribution Agreement between
                  Registrant and Metra Biosystems, Inc. dated May 3, 1996.

      EXHIBIT                                                                   SEQUENTIAL
        NO.                               DESCRIPTION                            PAGE NO.
      -------                             -----------                           -----------
    10.16(11)     Registration Rights Agreement between Registrant and Metra
                  Biosystems, Inc. dated May 3, 1996.
    10.17.1(13)   Letter Agreement effective December 20, 1996 by and between
                  Wells Fargo Bank and the Registrant.
    10.17.2(13)   Revolving Line of Credit Note effective December 20, 1996 by and between Wells Fargo Bank and the Registrant.
    10.17.3(13)   General Pledge Agreement effective December 20, 1996 by and between Wells Fargo Bank and the Registrant.
    10.17.4(18)   Revolving Line of Credit Note effective November 30, 1997 by and between Wells Fargo Bank and Registrant.
    10.17.5(20)   Revolving Line of Credit Note effective November 30, 1998 by and between Wells Fargo Bank and the Registrant.
    10.17.6(23)   Revolving line of Credit Note Effective November 30, 1999 by and between Wells Fargo Bank and the Registrant.
    10.17.7       Revolving Line of Credit Note effective May 1, 2000 by and between Wells Fargo Bank and Registrant.
    10.18(14)     Employment Agreement between Registrant and Mark J. Kussman dated August 8, 1996.
    10.19(16)     Consulting Agreement between Registrant and Warner-Lambert
                  Company dated June 18, 1997.
    10.20(17)     1997 Stock Incentive Program and Form of Agreement
                  thereunder.
    10.21(24)     1999 Nonstatutory Stock Option Plan and Form of Agreement
                  thereunder
    10.21.1(19)   Distribution Agreement between registrant and McKesson Drug
                  Company dated August 18, 1998.
    10.21.2(19)   Distribution Agreement between registrant Bergen Brunswig
                  Drug dated July 20, 1998.
    10.22(21)     Employment Agreement between Registrant and Andrea J. Tiller dated November 14, 1996.
    10.23(21)     Employment Agreement between Registrant and Robert J.
                  Dominici dated July 15, 1998.
    10.24(22)     Employment Agreement between Registrant Jeffrey S. Aroy
                  dated September 3, 1999.
    10.25         Employment Agreement between Registrant and Thomas E.
                  Worthy, dated August 6, 1999.
    10.26         Employment Agreement between Registrant and Terry L.
                  Wassmann dated March 28, 2000.
    10.27         Employment Agreement between Registrant and Kevin R.
                  Stromberg dated March 27, 2000.
    10.28         Employment Agreement between Registrant and Timothy I. Still dated October 6, 1999.
    10.3.2(19)    Standard Industrial Sublease Agreement between Registrant
                  and Schlumberger Resource Management Services, Inc. dated
                  August 5, 1998.
    10.3.3(8)     Consent to Sublease Agreement between Registrant and Spieker
                  Properties, L.P. dated August 5, 1998.
    23.1          Consent of Independent Accountants.
    27.1          Financial Data Schedule.

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

(21) Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended June 25, 1999.

(22) Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended September 24, 1999.

(23) Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended December 24, 1999.

(24) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-8 (No. 333-94503) that became effective on January 12, 2000.