Form 10-Q
period 2000-06-30
CHOLESTECH CORPORATION
filed 2000-08-09
CIK 887227

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934


        For the quarterly period ended June 30, 2000


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



At June 30, 2000, 11,984,801 shares of common stock of the Registrant were outstanding.

================================================================================

                             CHOLESTECH CORPORATION


                                     PART I

                              FINANCIAL INFORMATION



                                                                              Page
                                                                              ----
ITEM 1.        FINANCIAL STATEMENTS.

               Condensed Consolidated Balance Sheets                            3

               Condensed Consolidated Statements of Income                      4

               Condensed Consolidated Statements of Cash Flows                  5

               Notes to Condensed Consolidated Financial Statements             6

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS.                                                     10



                                     PART II

                                OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS                                               30

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.                               31

SIGNATURES                                                                     32

                             CHOLESTECH CORPORATION


PART I  -  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                   June 30, 2000     March 31, 2000(1)
                                                   -------------     -----------------
Assets
Current assets:
   Cash and cash equivalents                          $  6,229           $  6,959
   Restricted cash                                       1,000              1,000
   Marketable securities                                 3,833              2,850
   Accounts receivable, net                              2,600              1,839
   Inventories                                           3,862              3,714
   Prepaid expenses and other current assets             1,014                902
                                                      --------           --------
      Total current assets                              18,538             17,264
Property and equipment, net                              9,569              8,309
Long-term investments                                    1,968              3,932
Goodwill                                                 3,017              2,661
Other assets, net                                           51                 52
                                                      --------           --------
Total assets                                          $ 33,143           $ 32,218
                                                      ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses              $  3,851           $  3,788
   Accrued payroll and benefits                          1,266              1,563
   Product warranty                                         91                 91
   Other liabilities                                       149                300
                                                      --------           --------
Total current liabilities                                5,357              5,742
                                                      --------           --------
Contingencies (Note 7)
Shareholders' equity:
   Preferred stock                                          --                 --
   Common stock                                         72,305             71,959
   Accumulated other comprehensive loss                    (44)               (59)
   Accumulated deficit                                 (44,475)           (45,424)
                                                      --------           --------
   Total shareholders' equity                           27,786             26,476
                                                      --------           --------
Total liabilities and shareholders' equity            $ 33,143           $ 32,218
                                                      ========           ========

(1) The information in this column was derived from the Company's audited consolidated financial statements for the fiscal year ended March 31, 2000.


            See Notes to Condensed Consolidated Financial Statements

                             CHOLESTECH CORPORATION


                         CONDENSED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                        Thirteen weeks ended
                                                   -------------------------------
                                                   June 30, 2000     June 25, 1999
                                                   -------------     -------------
Revenues:
   Domestic                                           $ 7,485          $ 5,061
   International                                        1,403              714
                                                      -------          -------
                                                        8,888            5,775
Cost of revenues                                        3,417            2,600
                                                      -------          -------
Gross profit                                            5,471            3,175
                                                      -------          -------
Operating expenses:
  Sales and marketing                                   2,250            1,538
  Research and development                                896              594
  General and administrative                            1,373              594
  Goodwill amortization and other                         150               46
                                                      -------          -------
            Total operating expenses                    4,669            2,772
                                                      -------          -------

Income from operations                                    802              403
Interest and other income, net                            188              149
                                                      -------          -------
Income before taxes                                       990              552
Provision for income taxes                                 41               16
                                                      -------          -------
Net income                                            $   949          $   536
                                                      =======          =======

Net income per share:
            Basic                                     $  0.08          $  0.05
                                                      =======          =======
            Diluted                                   $  0.08          $  0.05
                                                      =======          =======

Shares used to compute net income per share:
            Basic                                      11,976           11,518
                                                      =======          =======
            Diluted                                    12,486           11,546
                                                      =======          =======


            See Notes to Condensed Consolidated Financial Statements

                             CHOLESTECH CORPORATION


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                            Thirteen Weeks Ended
                                                                       -----------------------------
                                                                       June 30,2000     June 25, 1999
                                                                       ------------     -------------
Cash flows from operating activities:
     Net income                                                          $   949           $   536
     Adjustments to reconcile net income to net
        Cash provided by (used in) operating activities:
        Depreciation and amortization                                        561               364
        Allowance for doubtful accounts                                       14                --
        Changes in assets and liabilities:
        Accounts receivable                                                 (770)              625
         Inventories                                                        (148)              515
         Prepaid expenses and other assets                                  (109)             (237)
        Accounts payable and accrued expenses                               (302)             (155)
        Accrued payroll and benefits                                        (297)             (112)
                                                                         -------           -------
            Net cash provided by (used in) operating activities             (102)            1,536
                                                                         -------           -------

Cash flows from investing activities:
    Proceeds from sale of marketable securities                            1,704             4,264
    Purchases of marketable securities                                      (708)           (4,282)
    Purchases of property and equipment                                   (1,670)             (543)
                                                                         -------           -------
           Net cash used in investing activities                            (674)             (561)
                                                                         -------           -------

Cash flows from financing activities:
     Issuance of common stock                                                 46                --
                                                                         -------           -------
           Net cash provided by financing activities                          46                --
                                                                         -------           -------

Net change in cash and cash equivalents                                     (730)             (975)
Cash and cash equivalents at beginning of period                           6,959             5,529
                                                                         -------           -------
Cash and cash equivalents at end of period                               $ 6,229           $ 6,504
                                                                         =======           =======

Non-cash financing activities:
   Issuance of common stock in exchange for cancellation of
        Liability                                                            300
   Additional goodwill accrual relating to purchase of
        Health Net assets                                                    506


            See Notes to Condensed Consolidated Financial Statements

                             CHOLESTECH CORPORATION



              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.      INTERIM RESULTS

        The interim unaudited financial information of Cholestech Corporation (the "Company") is prepared in conformity with generally accepted accounting principles and such principles are applied on a basis consistent with the audited financial information contained in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 28, 2000. The financial information included herein has been prepared by management, without audit by independent accountants who do not express an opinion thereon, and should be read in conjunction with the audited consolidated financial statements contained in the Annual Report on Form 10-K for the fiscal year ended March 31, 2000. The condensed balance sheet as of March 31, 2000, has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the fiscal year ended March 31, 2000. The information furnished includes all adjustments and accruals consisting only of normal recurring accrual adjustments that are, in the opinion of management, necessary for a fair presentation of results for the interim periods. Certain information or footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

        The interim results are not necessarily indicative of the results of operations for the full fiscal year ending March 30, 2001.


2.      BALANCE SHEET DATA

        The components of inventories are as follows (in thousands):

                                        JUNE 30, 2000     MARCH 31, 2000
                                        -------------     --------------
        Raw materials                          $1,278             $1,258
        Work-in-process                         1,382              1,412
        Finished goods                          1,201              1,044
                                               ------             ------
                                               $3,862             $3,714
                                               ======             ======

3.      EARNINGS PER SHARE

        Basic earnings per share ("EPS") is computed by dividing income available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted earnings per share gives effect to all potential common stock outstanding during a period, if dilutive.

        A reconciliation of the basic and diluted earnings per share calculations follows:

                             CHOLESTECH CORPORATION



        (In thousands, except per share data)

                        Thirteen Weeks Ended        Thirteen Weeks Ended
                            June 30, 2000               June 25,1999
                       -----------------------    -----------------------
                        Net               Per      Net               Per
                      Income   Shares    share   Income   Shares    share
                      ------   ------    -----   ------   ------    -----
        Basic EPS      $949    11,976    $0.08    $536    11,518    $0.05
        Effect of
        dilutive
        securities       --       510       --     --         28       --

        Diluted EPS    $949    12,486    $0.08    $536    11,546    $0.05

        At June 30, 2000, options to purchase 328,533 shares of Common Stock were considered anti-dilutive because the respective exercise prices were greater than the average fair market value of the Common Stock. At June 25, 1999, options to purchase 1,635,747 shares of Common Stock were considered anti-dilutive because the respective exercise prices were greater than the average fair market value of the Common stock


4.      NEW ACCOUNTING PRONOUNCEMENTS

        During June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company, to date, has not engaged in derivative and hedging activities, and accordingly, does not believe that the adoption of SFAS No. 133 will have a material impact on the financial reporting and related disclosures of the Company. The Company will adopt SFAS No. 133 as required by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of the FASB statement No. 133," beginning with the first quarter of fiscal 2002.

        In March 2000, the FASB issued FIN 44, "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB No. 25" which is effective July 1, 2000. The Company does not expect FIN 44 to have any material impact on its consolidated financial statements.

                             CHOLESTECH CORPORATION



5.      LITIGATION AND OTHER EVENTS

        On February 5, 1999, a complaint entitled Ree v. Pinckert, et al., No.C99-0562 (MMC) was filed in the United States District Court for the Northern District of California. The Action is a putative class action and the complaint alleges that Cholestech and an officer, Mr. Pinckert, violated the federal securities laws by misleading investors during the time period of July 30, 1997 - June 26, 1998, concerning the Company's business and its future prospects. On June 24, 1999, plaintiffs filed an amended complaint, which expanded the putative class period to June 28, 1996, through June 26, 1998. The amended complaint's substantive allegations and purported causes of action remain based on allegations that the Company misled shareholders concerning the Company's business and its future prospects. The complaint does not specify alleged damages. On September 20, 1999, defendants filed a motion to dismiss plaintiff's amended complaint. On March 28, 2000, the court granted defendant's motion to dismiss pursuant to rule 12(B)(6) with leave for plaintiffs to amend. The plaintiffs have filed a second amended complaint. The Company intends to defend the case vigorously. The Company does not believe that the defendants in the class action engaged in any wrongdoing, and that the outcome of this matter will not result in a material adverse effect, however, there can be no assurance that the lawsuit will be resolved in the Company's favor. The action is in its preliminary stages and a trial date has not been set.

        On December 23, 1999, a complaint requesting an injunction, No. ES 580-199, was filed in Zug, Switzerland by Roche Diagnostics seeking a cease and desist order barring the Company, and two distributors, Healthcare Solutions and Euromedix, from distributing HDL assay single-use test cassettes in Switzerland. The complaint alleges that Cholestech violated a Roche European patent for HDL. The Company has filed its response to the complaint. On July 11, 2000 the court denied the plaintiff's request for an injunction. The plaintiff has appealed the court ruling. At this point in time no schedule has been set regarding additional court activity. There can be no assurance as to whether the plaintiffs will take any additional action, or whether any additional action will be resolved in the Company's favor.

        Additionally, in January, 2000, a complaint, No. 4 O 4/00, was filed in the District Court, Dusseldorf, Germany against Cholestech and two of its distributors, seeking a cease and desist order barring the distributor from shipping HDL single-use test cassettes into Germany. The complaint alleges the Company and its distributors violated a Roche German priority patent for HDL by selling Cholestech's single-use test cassette containing a HDL assay. The Company believes the suit is without merit and intends to defend the case vigorously. Therefore, the Company does not believe that the outcome of this matter will result in a material adverse effect, however, there can be no assurance that the lawsuit will be resolved in the Company's favor.

                             CHOLESTECH CORPORATION



        The Company is subject to various legal claims and assessments in the ordinary course of business, none of which are expected by management to result in a material adverse effect on the consolidated financial statements.

6.      SEGMENT INFORMATION

        In fiscal 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") 131, "Disclosures about Segments of an Enterprise and Related Information." During fiscal 2000, the Company launched two new business units, WellCheck(TM) and WellCheck.com. As a result, the Company now has three reportable segments: Diagnostic Products, WellCheck and WellCheck.com. These segments are strategic business units that offer different products and as a result are managed separately. Prior to the third quarter of fiscal 2000 the Company operated in one segment, the Diagnostic Products business unit. Asset information by segment has not been presented as the Company does not produce such information. Results for the thirteen weeks ended June 30, 2000 by segment are as follows (in thousands):

                                         Diagnostic              WellCheck
                                          Products   WellCheck     .com        Total
                                         ----------  ---------   ---------     ------
        Net revenues                       $7,980      $ 908       $  --       $8,888
        Cost of revenues                    3,334         83          --        3,417
                                           ------      -----       -----       ------
        Gross profit                        4,646        825          --        5,471
                                           ------      -----       -----       ------
        Operating expenses:
           Sales and marketing              1,774        447          29        2,250
           Research and development           505         --         392          896
           General and administrative         675        277         420        1,373
           Goodwill amortization and
               other                           --        150          --          150
                                           ------      -----       -----       ------
           Total operating expenses         2,954        874         841        4,669
                                           ------      -----       -----       ------
        Income (loss) from operations      $1,692      $ (49)      $(841)      $  802
                                           ======      =====       =====       ======

                             CHOLESTECH CORPORATION



ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

        The following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors discussed below, including under "General" and "Potential Factors Affecting Future Operating Results." These forward-looking statements include, but are not limited to, the statement under "General" regarding the Company's expectation of incurring negative cash flows, the statement under "Revenues" regarding the Company's expectation that international revenues will fluctuate from period to period, the statement under "Sales and Marketing" regarding the Company's expectation that sales and marketing expenses will increase, the statement under "Research and Development" regarding the development of new test cassettes and the Company's anticipation that research and development expenditures will increase, the statements under "Liquidity and Capital Resources" regarding anticipated capital spending, and internal funding for capital spending, and the statements in "Factors Affecting Future Operating Results.".

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

        - WellCheck.com -- which provides interactive tools to consumers through the Internet to better assess for risk of certain chronic diseases and to monitor and motivate personal health management of those diseases.

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

        WellCheck currently provides consumer-testing services utilizing the Cholestech L-D-X System, as well as various other technologies for the assessment of cholesterol, blood pressure, osteoporosis, glycated hemoglobin and general health assessment. WellCheck was initiated through the acquisition of Health Net, Inc. in January of 2000, for approximately $3.3 million,

                             CHOLESTECH CORPORATION



including closing costs. The Company intends to expand the WellCheck testing services offered through a combination of further acquisitions and internal development with the goal of creating the first truly nationwide consumer testing service for chronic disease. Substantially all of the revenue of the WellCheck business is currently derived from promotional programs with major pharmaceutical companies marketing lipid-lowering statin drugs. The Company believes that there is an opportunity to further expand the WellCheck business into retail testing venues and worksite wellness programs.

        WellCheck.com consists of the website content and structure, Test Event Activity Management System ("TEAMS") software, and business unit infrastructure, and was launched in June, 2000. In collaboration with their healthcare providers, consumers will have at their disposal tools needed to learn about and manage certain chronic diseases.

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

        The development, launch, and maintenance of WellCheck.com, as well as the acquisition and other startup costs relating to WellCheck, may also result in negative cash flows for the Company. The development and commercialization of new software and testing programs will require sales, marketing, development, and other expenditures. The amount of expenditures and timing will have an impact on the Company's ability to maintain profitability and positive cash flows from the new business units.

        The Company expects its revenue mix of the three segments to change from time to time, and these changes will affect the Company's overall revenues and operating results.

        Within the Diagnostic Products business, the Company generally has found that customers in the POL market use a higher proportion of lipid profile cassettes for therapeutic monitoring purposes. These test cassettes typically have higher selling prices and associated gross margins than the Company's other tests. However, the Company has also experienced a relatively lower rate of testing per day in this market than in the health promotion market, which focuses mainly on risk assessment and experiences a higher rate of testing with a lower proportion of lipid profile cassettes.

        WellCheck's revenue will change as sponsorship progress. As companies other than pharmaceutical become sponsors, and programs mature, the number of test sites, and the number of tests will vary. Additionally revenues will be influenced by seasonality. During the last two months of the calendar year, people are pursuing other interests, and are less focused on chronic health issues. Additionally, during the summer months consumers' attention is also less focused on chronic health issues.

                             CHOLESTECH CORPORATION



        WellCheck.com's revenues are based on the Internet, which is new to the Company, and remains uncertain. Revenue will be generated by advertising and sponsorship on the web site. Revenue will depend on the number of persons visiting the site and the perceived value to sponsors and advertisers. As of June 30, 2000, the Company has not signed a revenue generating agreement with a sponsor or advertiser.

        The Company is currently in feasibility studies for additional tests for diagnostic screening and high cholesterol. These new tests are in various stages of feasibility, and the Company will be required to undertake time consuming and costly development activities and seek regulatory approval for these new tests before such tests can be marketed. The Company believes that revenue growth, if any, and future operating results will depend, in part, upon completing development of and successfully introducing these tests. The Company received 510(k) clearance to market the Alanine Aminotransferase (ALT) test for liver function in September, 1999. Subsequently the Company submitted the ALT test to the Center for Disease Controls and Prevention ("CDC") seeking Clinical Laboratory Improvement Amendments of 1988, as amended, ("CLIA") waived status in September, 1999. In January, 2000, responsibility for CLIA waiver was transferred to the Food and Drug Administration ("FDA"). The Company cannot estimate when the FDA will determine whether to grant CLIA waived status for this test or whether such waived status will be granted.


RESULT OF OPERATIONS

              THIRTEEN WEEKS ENDED JUNE 30, 2000, AND JUNE 25, 1999


        Revenues. During the thirteen weeks ended June 30, 2000, revenues increased 54% to $8.9 million from $5.8 million in the thirteen weeks ended June 25, 1999. Diagnostic Products represented 90% and 100% of our revenues for the first quarter of fiscal 2001 and 2000, respectively. During the thirteen weeks ended June 25, 1999 only the Diagnostic Products business unit was in operation.

        International revenues increased by 97% or $689,000 from $714,000 to $1,403,000 for the thirteen weeks ended June 30, 2000, compared to the same period in fiscal 2000. The Diagnostic Products business generated all international revenue.

        Segment performance was as follows:

        - Diagnostic Products revenue increased $2.2 million from $5.8 million in the thirteen weeks ending June 25, 1999 to $8.0 million in the thirteen weeks ending June 30, 2000. Virtually all of the increase relates to higher unit sales of single use test cassettes in all markets other than pharmacy. Additionally, unit sales of L-D-X Analyzers were higher in all markets.

        - WellCheck revenue totaled $908,000 in the first thirteen weeks of fiscal 2001. This business unit was not operating during the thirteen weeks ending June 25, 1999.

                             CHOLESTECH CORPORATION



        - WellCheck.com did not generate any revenue during the thirteen weeks ending June 30, 2000, and was not operating during the thirteen weeks ending June 25, 1999.

        Cost of Revenues. Cost of revenues increased 31% to $3.4 million for the thirteen weeks ended June 30, 2000, from $2.6 million for the thirteen weeks ending June 25, 1999. Gross margins were 61.6% and 55.0% for the thirteen weeks ended June 30, 2000, and June 25, 1999, respectively. Diagnostic Products accounted for 98% and WellCheck accounted for 2% of the cost of revenues for the thirteen weeks ending June 30, 2000. For the thirteen weeks ending June 25, 1999 Diagnostic Products accounted for 100% of the cost of revenues.

        Segment performance was as follows:

        - Diagnostic Products cost of revenues includes direct labor, direct material, overhead and royalties. Cost of revenues increased 28%, on a 38% increase in sales, to $3.3 million in the thirteen weeks ended June 30, 2000, from $2.6 million in the thirteen weeks ended June 25, 1999. Gross margin was 58.2% and 55.0% of total revenues in the thirteen weeks ended June 30, 2000, and June 25, 1999, respectively. The improvement in gross margin was primarily attributable to lower unit cost of single-use test cassettes, for which production increased 46%, with only a 34% increase in factory spending compared to the quarter ended June 25, 1999.

        - WellCheck cost of revenues includes travel expenses, laboratory services, medical waste disposal, and the cost of medical testing equipment and supplies. Costs of product provided by the Company's Diagnostic Products business are eliminated upon consolidation. For the thirteen weeks ending June 30, 2000, total cost of revenues was $83,000.

        - WellCheck.com does not generate cost of revenues. When the Web Site is in full operations the cost of operations will be included in a unique caption.


        Sales and Marketing Expense. Sales and marketing expense includes salaries, commissions, bonuses, expenses for outside services related to marketing programs, and travel. Diagnostic Products accounted for 79%, WellCheck accounted for 20%, and Wellcheck.com accounted for 1% of sales and marketing expense for the thirteen weeks ending June 30, 2000. Sales and marketing expense increased 46%, or $0.8 million to $2.3 million in the thirteen weeks ended June 30, 2000, from $1.5 million in the thirteen weeks ended June 25, 1999. Sales and marketing expense decreased to 25.3% of revenues in the first quarter of fiscal 2001 from 26.6% in the first quarter of fiscal 2000.

        Sales and marketing expense in each of Cholestech's segments was as follows:

        - Diagnostic Products sales and marketing expenses increased 15% to $1.8 million in the thirteen weeks ending June 30, 2000, from $1.5 million for the thirteen weeks ending June 25, 1999. The increase can be attributed to increased spending on distributor relations and advertising space. Sales and marketing expense decreased to 22.2% of sales

                             CHOLESTECH CORPORATION



            for the thirteen weeks ending June 30, 2000, from 26.6% for the corresponding period for fiscal 2000.

        - WellCheck sales and marketing expense was $447,000 for the thirteen weeks ending June 30, 2000. WellCheck did not operate during the thirteen weeks ending June 25, 1999. WellCheck sales and marketing expense was 49.2% of WellCheck revenues for the first quarter of fiscal 2001.

        - WellCheck.com sales and marketing expense was $29,000 for the thirteen weeks ending June 30, 2000. WellCheck.com did not operate during the thirteen weeks ending June 25, 1999.


        Research and Development Expenses. Research and development expense includes salaries, bonuses, expenses for outside services, supplies, certain costs associated with web hosting, and content, and depreciation of capital equipment. Research and development expense increased 51% to $896,000 in the thirteen weeks ended June 30, 2000, from $594,000 in the thirteen weeks ended June 25, 1999. Research and development expenses as a percentage of revenues decreased to 10.1% for the thirteen weeks ended June 30, 2000, from 10.3% for the thirteen weeks ended June 25, 1999. The Diagnostic Products business unit represented 56% and 100% of the Company's research and development expenses for the thirteen weeks ended June 30, 2000, and June 25, 1999, respectively. The WellCheck.com business unit represented approximately 44% and 0% of the Company's research and development expenses for the first quarter of fiscal 2001 and 2000, respectively.

        Research and development expense in each of Cholestech's segments was as follows:

        - Diagnostic Products research and development expenses decreased 18% to $505,000 in the thirteen weeks ended June 30, 2000 from $594,000 in the thirteen weeks ended June 25, 1999. The decline relates primarily to decreased development activity while the ALT single test cassettes await for a FDA CLIA waiver response. Research and development expense as a percentage of revenues decreased to 6.3% of revenue for the thirteen weeks ended June 30, 2000, compared to 10.3% in the thirteen weeks ended June 25, 1999.

        - WellCheck incurred no research and development expense costs in the thirteen weeks ended June 30, 2000.

        - WellCheck.com research and development expense was $391,000 in the thirteen weeks ended June 30, 2000. This represents certain period costs of web site development, exclusive of $875,000 of costs capitalized during the quarter under AICPA Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use".

        General and Administrative Expense. General and administrative expense includes compensation, and benefits, and expenses for outside professional services including information services, legal, and accounting. General and administrative expense increased 131% to $1.4 million in the thirteen weeks ended June 30, 2000, from $594,000 in the thirteen weeks ended June 25, 1999. General and administrative expenses increased to 15.4% of revenues in the thirteen weeks ended June 30, 2000, from 10.3% in the thirteen weeks ended June 25, 1999. The Diagnostic Products business unit represented 49% and 100% of the Company's general and administrative expenses for the thirteen weeks ended June 30, 2000, and June 25, 1999,

                             CHOLESTECH CORPORATION



respectively. WellCheck represented 20% and WellCheck.com represented approximately 31% of the general and administrative expenses for the first quarter of fiscal 2001.

        General and administrative expense in each of Cholestech's segments was as follows:

        - Diagnostic Products general and administrative expenses increased by 14% to $675,000 for the thirteen weeks ended June 30, 2000 from $593,000 in the thirteen weeks ending June 25, 1999. The increase was mainly attributable to the addition of the Chief Operating Officer and related expense. This was partially offset by the allocation of shared expenses to the newly created WellCheck and WellCheck.com business units.

        - WellCheck general and administrative expense was $277,000 for the thirteen weeks ending June 30,2000, with no related expenses for the first quarter of fiscal 2000.

        - WellCheck.com general and administrative expenses were $421,000 during the first quarter of fiscal 2001, with no related expenses for the first quarter of fiscal 2000.


        Goodwill amortization and other. The expense for the thirteen weeks ending June 30, 2000 of $150,000 compared to $46,000 for the first thirteen weeks of fiscal 2000. The fiscal 2001 expenses relate exclusively to amortization of the goodwill incurred upon the acquisition of Health Net, Inc.

        Interest and other income, net. Interest and other income, net, reflects income from the investment of cash balances and marketable securities. Interest income increased 26% to $188,000 in the thirteen weeks ended June 30, 2000 from $149,000 in the thirteen weeks ended June 25, 1999.

        Income Taxes. As the Company has significant tax credit carry forwards, the provision for income taxes for the thirteen weeks ended June 30, 2000, primarily represents the estimated alternative minimum tax. Management expects to utilize additional net operating loss and other tax carry forward amounts to the extent income is earned during fiscal 2001. Accordingly, the Company's estimated effective tax rate is expected to remain below the federal statutory rate throughout fiscal 2001.


LIQUIDITY AND CAPITAL RESOURCES

        The Company has financed its operations primarily through the sale of equity securities and from positive cash flows from operations. From inception to June 30, 2000, the Company raised $72.3 million in net proceeds from equity financing. As of June 30, 2000, the Company had $13.0 million of cash, cash equivalents and marketable securities. In addition to these amounts, the Company has available an $8.0 million revolving bank line of credit. While the line of credit is in effect, the Company is required to deposit assets with a collective value, as defined in the line of credit agreement, equivalent to no less than 100% of the outstanding principal balance. Amounts outstanding under the line of credit bear interest at the bank's prime rate. The line of credit agreement expires on May 1, 2002. As of June 30, 2000, there were no borrowings outstanding under the line of credit.

                             CHOLESTECH CORPORATION



        During the first thirteen weeks of fiscal 2001, the Company used $102,000 of cash in operating activities compared to net cash provided of $1.5 million in the first thirteen weeks of fiscal 2000. The net cash used in operations in the first thirteen weeks of fiscal 2001 was comprised of net income of $949,000, adjustments for non-cash items including $561,000 for depreciation and amortization. This was more than offset by a combined $1.0 million increase in accounts receivable, inventory, and prepaid expenses and a combined $599,000 decrease in accrued payables and payroll liabilities. In the corresponding thirteen weeks of fiscal 2000, net cash was provided by a net income of $536,000 plus adjustments for non-cash items including $364,000 of depreciation. Additionally, accounts receivable decreased by $625,000.

        Net cash used in investing activities was $674,000 in the first thirteen weeks of fiscal 2001, consisting primarily of purchases of equipment, and capitalized web site development costs totaling $1.7 million. This was offset by the net sale of marketable securities. For the first thirteen weeks of fiscal 2000, the Company purchased $543,000 of equipment.

        Proceeds from the Company's associate stock option program exercises provided $46,000 in the first thirteen weeks of fiscal 2001. For the corresponding thirteen weeks of fiscal 2000, there was no exercises of Common Stock pursuant to the Company's associate's stock incentive program.

        Over the balance of fiscal 2001, the Company intends to expend approximately $4.3 million for capital purchases related to web site development, the acquisition of additional testing services companies, expansion of its WellCheck testing service, expansion of its manufacturing capacity, and research and development. As of June 30, 2000, however, contracts have not been signed and schedules have not been set. Accordingly, non-cancelable purchase commitments at June 30, 2000 were not material.

        The Company believes that cash, cash equivalents, marketable securities, cash flows anticipated to be generated by future operations, and available bank borrowing under an existing line of credit will be sufficient to meet its operating requirements for the immediate future. Despite this belief, however, the Company may require additional financing. The Company may be required to expend greater than anticipated funds if unforeseen difficulties arise relating to startup costs for WellCheck and WellCheck.com, web site development, facilities modification or expansion, obtaining necessary product regulatory approvals, or scaling up manufacturing for new tests.

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

                             CHOLESTECH CORPORATION



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

                             CHOLESTECH CORPORATION



able to manage these changes rapidly, successfully, or at all. If we cannot successfully manage our geographic expansion, the testing business will be much less likely to succeed. This would mean we are less likely to recover our large investment in the testing business. This, in turn, would likely result in significant financial harm to Cholestech.

        Our new testing and Internet health management businesses will require significant financial resources to develop. These expenditures will hurt our overall short term financial performance and, if these new businesses are not successful, this large financial investment will not be returned. This will result in significant financial damage to Cholestech. The development of the two new business units, and the WellCheck.com Internet business in particular, will require significant start-up expenditures. These expenditures are likely to materially affect the operating results of Cholestech as a whole. The Company may need to seek additional capital to help fund these start-up expenses. The required additional capital may not be available to us at favorable or acceptable terms when required, or at all. If we cannot obtain required additional capital, we may have to change our business strategy, which would be disruptive to our business. If we raise additional capital through borrowings, the terms of such borrowings may impose limitations on how our management may operate the business in the future. If we raise additional capital by issuing equity, this may result in a dilution of existing shareholders' interests in Cholestech. Also, equity issued by us may have rights, preferences, or privileges senior to those of our existing shareholders. We plan to use acquisitions as a significant part of the development of our new testing business. These acquisitions could be very costly, could result in dilution to existing investors and could result in integration problems that harm the business as a whole. The WellCheck business will be developed in significant part by our acquiring existing testing service businesses. We may acquire services and/or technology to assist in developing our WellCheck.com business as well. Any acquisition could result in significant amounts of cash, potentially dilutive issuances of equity securities, and/or the incurring of debt or amortization expenses related to goodwill and other intangible assets. Any of these acquisition financing approaches could materially harm our operating results and business. Acquisitions may also result in difficulties in assimilating the operations, technologies, products, services, and personnel of the acquired company or business. These difficulties could result in additional expenses. These difficulties could also result in diversion of management attention, which could prevent the new businesses from being successful. Any of these results could harm Cholestech financially.

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

                             CHOLESTECH CORPORATION



ultimately decided in our favor, such litigation could result in significant expense and distraction of our management.

        Our L-D-X System has not yet achieved broad market acceptance in all of our target markets and in physician office laboratories and pharmacies, market acceptance has proceeded slower than anticipated. If broad market acceptance does not occur, Cholestech will not grow and will suffer significant financial damage. The Cholestech L-D-X System, including the L-D-X Analyzer (our only product platform) and single use test cassettes, will continue to account for substantially all of the Company's Diagnostic Products revenues for the foreseeable future. If this revenue does not grow, the overall business will be severely harmed. In order for the Company to increase revenues, sustain profitability and maintain positive cash flows from operations, the L-D-X System must gain much broader market acceptance among health care providers, particularly physician office laboratories and pharmacies. Cholestech has made only limited sales to physician office laboratories and pharmacists to date. Market acceptance issues such as awareness, adoption, reimbursement, distribution, pricing, and education have kept sales to pharmacists at a significantly low level to date relative to the size of the available market. If we do not achieve broad market acceptance, Cholestech's Diagnostic Products business will not grow. This will result in significant financial damage to the business as a whole. We are relying in significant part on income from the core Diagnostic Product business to finance the Company's strategic expansion. If the Diagnostic Products business does not grow, the new businesses will not succeed. These results will cause severe financial harm to Cholestech. Factors that could prevent broad market acceptance of the L-D-X System include:

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

                             CHOLESTECH CORPORATION



        - Market acceptance of the L-D-X System will in part depend on the continued availability and amount of reimbursement for performing tests on the L-D-X System.

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

        Our business has experienced a history of operating losses and fluctuating operating results. Results are likely to continue to fluctuate and we may (especially in light of investment in our new businesses) experience losses in the future. Historically, Cholestech has experienced significant operating losses and negative cash flows from operations. As of June 20, 2000, we had an accumulated deficit of $44.5 million. Cholestech's first profitable quarter was the first quarter of fiscal 1998, and our first profitable year was fiscal 1998. However, we recorded a net loss of $73,000 for fiscal 1999, before returning to profitability in fiscal 2000. Cholestech's profitability and positive cash flows from operations in the future will require:

        - Broadening market acceptance of our existing diagnostic product offerings.

        - Completing the development, successful introduction and marketing of additional cassette based tests or other products for the Diagnostic Products business unit.

        - Successfully developing our new testing services and Internet health management businesses.

        Cholestech may experience significant fluctuations in revenues and results of operations on a quarter to quarter basis in the future. Quarterly operating results will fluctuate due to numerous factors, including:

        - The timing and amount of expenditures required for the continued development of our new testing services and Internet health management businesses.

        -   The timing and level of market acceptance of the L-D-X System.

        -   The timing of the introduction and availability of new tests.

        - The timing and level of expenditures associated with research and development activities.

        - The timing and level of expenditures associated with expansion of sales and marketing activities and overall operations.

        -   Our ability to reduce the cost of cassette manufacturing.

        -   Variations in manufacturing efficiencies.

                             CHOLESTECH CORPORATION



        - The timing and establishment of strategic distribution arrangements and the success of the activities conducted under such arrangements.

        - Changes in demand for the Company's products based on changes in third party reimbursement, competition, changes in government regulation and other factors.

        -   The timing of significant orders from, and shipments, to customers.

        -   Product pricing and discounts.

        -   Variations in the mix of products sold.

        -   General economic conditions.

        These and other factors are difficult to predict, and could have a material adverse effect on Cholestech's business, financial condition and results of operations. Fluctuations in quarterly demand for our products may cause our manufacturing operations to fluctuate in volume, increase uncertainty in operational planning and/or affect cash flows from operations. Many of our expenses are made in advance, based upon our expectations of future business needs. These costs are largely fixed in the short term. As a result, when business levels do not meet expectations, our fixed costs will not be recovered and we will experience losses. This situation is likely to result in the future because of the variability and unpredictability of our revenues. This also means that Cholestech's results will likely not meet the expectations of public market security analysts or investors at one time or another. This could cause the trading price of Cholestech's common stock to decline significantly.

        In order to grow the Diagnostic Products business significantly, Cholestech must successfully develop, introduce and market new tests. These activities are very costly, and if not successful could result in significant financial harm to Cholestech's business. The vast majority of Cholestech's revenues come from its Diagnostics Products business. We anticipate this will continue for the near term. Cholestech is also relying on revenue from the Diagnostics Products business to fund the development of its new testing services and Internet health management businesses. Cholestech also believes that its Diagnostic Products business will not grow significantly if it does not develop new tests to use with the L-D-X System. If new tests are not developed and accepted in the market, Cholestech's business will not grow significantly and the business will be harmed. Developing new tests involves many significant problems and risks, including:

        -   Research and development is a very expensive process.

        - Research and development takes a very long time to result in a marketable product.

        - Significant costs (including diversion of resources) may be incurred in development prior to knowing if the development will result in a test that is commercially viable.

        - A new test will not be successful unless it is effectively marketed to its target market.

        - A new test must be able to be manufactured in a reliable, cost-efficient, high-volume manufacturing process for such tests and the manufacturing process must be developed and implemented in a timely manner in order to produce the test for sale.

        - New tests must meet a significant market need in order to be successful.

                             CHOLESTECH CORPORATION



        -   New tests must obtain proper regulatory approvals to be marketed.

        Cholestech could experience difficulties that could delay or prevent the successful development, introduction and marketing of new tests. Also, regulatory clearance or approval of any new tests may not be granted on a timely basis, or at all.

        Cholestech has experienced difficulties obtaining regulatory approval for tests in the past. In September 1999, the FDA approved the Company's request for clearance to market Cholestech's newly developed ALT single use test cassette. As of June 2000, the FDA has not approved our request for CLIA waiver for the use of the ALT test cassette with the L-D-X System. Because the FDA's evaluation of applications for CLIA waived status is not based upon precisely defined, objectively measurable criteria, Cholestech cannot predict the likelihood of obtaining waived status in the future for the ALT product or other products. In order to successfully commercialize the ALT test cassette or other future tests in the United States, the Company believes it is critical to obtain waived status under CLIA. In order to successfully commercialize any new tests, including the ALT test cassette, the Company will be required to establish and maintain reliable, cost-efficient, high-volume manufacturing capacity for such tests.

        Cholestech has in the past encountered difficulties in scaling up production of new test cassettes, including problems involving production yields, quality control and assurance, variations and impurities in raw materials and performance of the manufacturing equipment.

        Manufacturing Cholestech's test cassettes is a complex and delicate process and interruption of cassette manufacturing could result in insufficient cassettes to meet orders, which could result in financial harm to Cholestech. Cholestech internally manufactures all of the single use test cassettes that are used with the L-D-X Analyzer. The manufacture of single use test cassettes is a highly complex and precise process that is sensitive to a wide variety of factors. The Company has in the past experienced lower than expected manufacturing yields that have adversely affected gross margins and delayed product shipments. To the extent that the Company does not maintain acceptable manufacturing yields of test cassettes or experiences product shipment delays, the Company's business, financial condition and results of operations would be materially adversely affected. Manufacturing yields could be harmed by:

        -   Raw materials variations or impurities,

        -   Occurrence of manufacturing process variances,

        -   Decreased manufacturing equipment performance, and

        -   Introduction of manufacturing environment impurities.

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

                             CHOLESTECH CORPORATION



        - Cholestech has a limited number of employees dedicated to the operation and maintenance of the cassette manufacturing equipment, the loss of whom could impact Cholestech's ability to effectively operate and service such equipment.

        - Cholestech manufactures all cassettes at its Hayward, California manufacturing facility, so manufacturing operations are at risk to interruption from earthquake, fire or other events affecting this one location.

        Cholestech will need to reduce manufacturing costs in order to achieve long-term success, and it may not be able to reduce these costs. We believe that we will be required to reduce manufacturing costs for new and existing test cassettes in order to achieve sustained profitability. Cholestech currently operates two manufacturing lines for dry chemistry cassettes. We are planning and building a third manufacturing line that we anticipate will become fully operational in the third quarter of fiscal 2001. The complexity and custom nature of our manufacturing process increases the amount of time and money required to add an additional manufacturing line. Despite our efforts, the new cassette manufacturing line may not be completed in a timely fashion, or at all. Also, we may need to implement cassette manufacturing cost reduction programs sooner. Failure to develop the new dry chemistry manufacturing line could prevent us from satisfying customer orders in a timely manner, which could lead to customer dissatisfaction and loss of business. Failure to develop the new line could also prevent us from reducing manufacturing costs for dry chemistry tests, and prevent us from achieving sustained profitability.

        Cholestech may have to develop new manufacturing processes and a new manufacturing line in order to market immunoassay tests in development, or we will not be able to recover the costs of these tests in development. We may also be required to build a new cassette manufacturing line in order to manufacture the immunoassay test cassettes under development. To date, we have not developed the processes and production equipment necessary for an immunoassay cassette manufacturing line. Failure to successfully develop an immunoassay cassette manufacturing line and achieve acceptable yields, could lead to an inability to cost-effectively satisfy customer orders and could have a material adverse effect on the Company's business, financial condition and results of operations.

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

                             CHOLESTECH CORPORATION



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

                             CHOLESTECH CORPORATION



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

        Market acceptance of Cholestech's products in international markets is also dependent, in part, upon the availability of reimbursement within prevailing healthcare payment systems. Reimbursement and healthcare payment systems in international markets vary significantly by country and include both government sponsored healthcare and private insurance. Third party reimbursement and coverage may not be available or adequate in either the United States or international markets, and current reimbursement amounts may be decreased in the future. Also, future legislation, regulation, or reimbursement policies of third party Payors may adversely affect demand for our products or our ability to sell our products on a profitable basis. Any of these events could materially harm our business. See "Business -- Third Party Reimbursement."

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

                             CHOLESTECH CORPORATION



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

                             CHOLESTECH CORPORATION



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

        Cholestech's manufacturing processes are subject to regulation and, if we do not comply with these regulations, our manufacturing could be suspended, resulting in unfilled orders, customer dissatisfaction, and lost sales, revenues and market share. Cholestech's manufacturing processes, as well as, in certain instances, those of our contract manufacturers, are subject to stringent federal, state and local regulations governing the use, generation, manufacture, storage, handling and disposal of certain materials and wastes. Failure to comply with these regulations could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of approvals and criminal prosecution. Any of these could harm our business. Cholestech and our contract manufacturers are subject to federal, state and foreign regulations regarding the manufacture of healthcare products and diagnostic devices, including:

        - Quality System Records ("QSR"), which requires the company to maintain a quality system consistent with FDA regulations.

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

                             CHOLESTECH CORPORATION



        Our business depends on our ability to protect our proprietary technology through patents and other means, which may not be successful or may require costly litigation to enforce. If our protective measures are not successful our competitors will be able to use our technology to compete with us, and if we have to enforce our protective measures we may have to divert time and money from operating our business. The Company's ability to compete effectively will depend in part on its ability to develop and maintain the proprietary aspects of its technology and operate without infringing the proprietary rights of others. The Company has nine United States patents and has filed patent applications relating to its technology internationally under the Patent Cooperation Treaty and individual foreign patent applications. Risks of relying on the proprietary nature of our technology include:

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

        - An adverse determination in litigation or interference proceedings to which Cholestech may become a party could subject us to significant liabilities to third parties or require us to seek licenses from third parties, which may not be available on commercially reasonable terms or at all.

        If third party sponsorship of WellCheck testing service is eliminated or reduced, our revenues will be greatly reduced and our business may fail. WellCheck derives the majority of its revenue from third parties using the Company's testing service to promote their products. If the third parties decline to participate in the future, or the amount of sponsorship is reduced, consumers will be much less likely to use our testing service and our revenue will be greatly reduced and our business will likely fail.

        We will need to locate an adequate number of testing venues for the WellCheck testing service. In order for the testing service to be successful, the Company will need to maintain the

                             CHOLESTECH CORPORATION



current number of testing sites and find a greater number of locations, and more diverse venues to perform consumer testing. The Company will need to convince operators of the venues there will be economic benefits from the testing service. If the number of testing sites do not increase or are reduced, Cholestech could be harmed financially.

        If third party sponsorship of the WellCheck.com web site is eliminated or reduced, our revenues will be greatly reduced and our business may fail. The WellCheck.com web site anticipates all revenues will be derived form third parties advertising, sponsorship, or offering services to web site members. If third parties decline to participate, or fees are significantly lower than estimated, revenue will be greatly reduced and our business will likely fail.

        The Company will have to maintain a significant active membership in the WellCheck.com web site. In order to generate expected revenues we will need to demonstrate to web site sponsors the number of visitors, and the number or repeat visitors. If web site membership does not reach the required level or use of the web site declines, revenues will be eliminated or significantly reduced.

        We will need to effectively implement and use the TEAMS software, which transfers consumer information from test locations to the WellCheck web site. In order to meet consumer expectations of timely feed back, the TEAMS software will be the conduit, which will transfer the large number of consumer test results in a timely manner. If the TEAMS software is not available, manual data entry by the company or the customer will be required. The additional time and inconvenience could reduce the number of people willing to become a member of the web site. If customers are not provided an efficient method of accessing the data on the web site membership can be eliminated or significantly reduced, which could harm Cholestech financially.

        The Company will need to market the use of TEAMS software to sponsors of testing programs. TEAMS software is a proprietary tool to transfer large amounts of information from testing sites to our web site. We must be able to convince sponsors it is a cost effective method, and will improve the testing experience for consumers. If we are unable to have event sponsors pay for the use of TEAMS, we would be unable to recover the cost of developing and maintaining TEAMS, which could significantly reduce profits.

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

                             CHOLESTECH CORPORATION



                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

        On February 5, 1999, a complaint entitled Ree v. Pinckert, et al., No.C99-0562 (MMC) was filed in the United States District Court for the Northern District of California. The Action is a putative class action and the complaint alleges that Cholestech and an officer, Mr. Pinckert, violated the federal securities laws by misleading investors during the time period of July 30, 1997
- June 26, 1998, concerning the Company's business and its future prospects. On June 24, 1999, plaintiffs filed an amended complaint, which expanded the putative class period to June 28, 1996, through June 26, 1998. The amended complaint's substantive allegations and purported causes of action remain based on allegations that the Company misled shareholders concerning the Company's business and its future prospects. The complaint does not specify alleged damages. On September 20, 1999, defendants filed a motion to dismiss plaintiff's amended complaint. On March 28, 2000, the court granted defendant's motion to dismiss pursuant to rule 12(B)(6) with leave for plaintiffs to amend. The plaintiffs have filed a second amended complaint. The Company intends to defend the case vigorously. The Company does not believe that the defendants in the class action engaged in any wrongdoing, and that the outcome of this matter will not result in a material adverse effect, however, there can be no assurance that the lawsuit will be resolved in the Company's favor. The action is in its preliminary stages and a trial date has not been set.

        On December 23, 1999, a complaint requesting an injunction, No. ES 580-199, was filed in Zug, Switzerland by Roche Diagnostics seeking a cease and desist order barring the Company, and two distributors, Healthcare Solutions and Euromedix, from distributing HDL assay single-use test cassettes in Switzerland. The complaint alleges that Cholestech violated a Roche European patent for HDL. The Company has filed its response to the complaint. On July 11, 2000 the court denied the plaintiff's request for an injunction. The plaintiff has appealed the court ruling and it will be several weeks before we are notified of the case details. There can be no assurance as to weather the plaintiffs will take any additional action, or any additional action be resolved in the Company's favor.

        Additionally, in January, 2000, a complaint, No. 4 O 4/00, was filed in the District Court, Dusseldorf, Germany against Cholestech and two of its distributors, seeking a cease and desist order barring the distributor from shipping HDL single-use test cassettes into Germany. The complaint alleges the Company and its distributors violated a Roche German priority patent for HDL by selling Cholestech's single-use test cassette containing a HDL assay. The Company believes the suit is without merit and intends to defend the case vigorously. Therefore, the Company does not believe that the outcome of this matter will result in a material adverse effect, however, there can be no assurance that the lawsuit will be resolved in the Company's favor.

                             CHOLESTECH CORPORATION



        The Company is subject to various legal claims and assessments in the ordinary course of business, none of which are expected by management to result in a material adverse effect on the consolidated financial statements.




ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


(a)     Exhibits:

        27.1          Financial Data Schedule

(b) Reports on Form 8-K. No Reports on Form 8-K were filed during the thirteen weeks ended June 30, 2000.

                             CHOLESTECH CORPORATION



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   CHOLESTECH CORPORATION



Date   08/09/00                    /s/  Warren E. Pinckert II
     ------------                  ---------------------------------------------
                                   Warren E. Pinckert II
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)


                                   /s/  Andrea J. Tiller
                                   ---------------------------------------------
                                   Andrea J. Tiller
                                   Vice President of Finance and Chief
                                     Financial Officer
                                   (Principal Financial and Accounting Officer)