Form 10-Q
period 2000-09-29
CHOLESTECH CORPORATION
filed 2000-11-13
CIK 887227

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES AND EXCHANGE ACT OF 1934
        For the quarterly period ended September 29, 2000

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


At September 29, 2000, 12,074,755 shares of common stock of the Registrant were outstanding.

                                     PART I

                              FINANCIAL INFORMATION

                                                                       Page
                                                                       -----
ITEM 1. FINANCIAL STATEMENTS.

        Condensed Consolidated Balance Sheets                            3

        Condensed Consolidated Statements of Income                      4

        Condensed Consolidated Statements of Cash Flows                  5

        Notes to Condensed Consolidated Financial Statements             6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF
        OPERATIONS.                                                     12

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
        ABOUT MARKET RISK                                               35

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                               36

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
        SECURITY HOLDERS.                                               37

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.                               38

SIGNATURES                                                              39

PART I  -  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                     September 29, 2000     March 31, 2000(1)
                                                     ------------------     ----------------
ASSETS
Current assets:
   Cash and cash equivalents                               $  4,961             $  6,959
   Restricted cash                                            1,000                1,000
   Marketable securities                                      3,974                2,850
   Accounts receivable, net                                   3,862                1,839
   Inventories                                                4,125                3,714
   Prepaid expenses and other current assets                  1,226                  902
                                                           --------             --------
      Total current assets                                   19,148               17,264
Property and equipment, net                                   9,751                8,309
Long-term investments                                         1,996                3,932
Goodwill                                                      3,270                2,661
Other assets, net                                                50                   52
                                                           --------             --------
Total assets                                               $ 34,215             $ 32,218
                                                           ========             ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                   $  4,383             $  3,788
   Accrued payroll and benefits                               1,494                1,563
   Product warranty                                              91                   91
   Other liabilities                                             --                  300
                                                           --------             --------

Total current liabilities                                     5,968                5,742
                                                           --------             --------
Contingencies (Note 6)
Shareholders' equity:
   Preferred stock                                               --                   --
   Common stock                                              72,708               71,959
   Accumulated other comprehensive loss                         (15)                 (59)
   Accumulated deficit                                      (44,446)             (45,424)
                                                           --------             --------
   Total shareholders' equity                                28,247               26,476
                                                           --------             --------
Total liabilities and shareholders' equity                 $ 34,215             $ 32,218
                                                           ========             ========


(1) The information in this column was derived from the Company's audited consolidated financial statements for the fiscal year ended March 31, 2000.

            See Notes to Condensed Consolidated Financial Statements

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                           Thirteen weeks ended               Twenty-six weeks ended
                                                       ----------------------------        ----------------------------
                                                       Sept. 29,          Sept. 24,        Sept. 29,          Sept. 24,
                                                            2000               1999             2000               1999
                                                       ---------           --------         ---------         ---------
Revenues:
   Domestic                                             $  7,402           $  5,371            14,887          $ 10,432
   International                                           1,086                957             2,489             1,671
                                                        --------           --------          --------          --------

                                                           8,488              6,328            17,376            12,103

Cost of revenues                                           3,221              2,593             6,638             5,193
                                                        --------           --------          --------          --------
Gross profit                                               5,267              3,735            10,738             6,910
                                                        --------           --------          --------          --------

Operating expenses:
  Sales and marketing                                      2,761              1,666             5,011             3,204
  Research and development                                   544                679             1,440             1,273
  Web site and related costs                                 730                 --               730                --
  General and administrative                               1,185                645             2,558             1,238
  Goodwill amortization and other                            158                173               308               219
                                                        --------           --------          --------          --------
            Total operating expenses                       5,378              3,163            10,047             5,934
                                                        --------           --------          --------          --------



Income (loss) from operations                               (111)               572               691               976

Interest and other income, net                               139                185               327               333

                                                        --------           --------          --------          --------
Income before taxes                                           28                757             1,018             1,309
Provision benefits for income taxes                           (1)                27                40                43
                                                        --------           --------          --------          --------
Net income                                              $     29           $    730          $    978          $  1,266
                                                        ========           ========          ========          ========

Net income per share:
            Basic                                       $   0.00           $   0.06          $   0.08          $   0.11
                                                        ========           ========          ========          ========
            Diluted                                     $   0.00           $   0.06          $   0.08          $   0.11
                                                        ========           ========          ========          ========

Shares used to compute net income per share:
            Basic                                         12,031             11,628            12,004            11,573
                                                        ========           ========          ========          ========
            Diluted                                       12,524             11,969            12,494            11,899
                                                        ========           ========          ========          ========



            See Notes to Condensed Consolidated Financial Statements

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                    Twenty-six weeks ended
                                                                 Sept. 29, 2000   Sept. 24, 1999
                                                                 --------------   --------------

Cash flows from operating activities:

     Net income                                                      $    978       $  1,266
     Adjustments to reconcile net income to net
        cash provided by (used in) operating activities:
        Depreciation and amortization                                   1,142            717
        Allowance for doubtful accounts                                    26             10
        Changes in assets and liabilities:
        Accounts receivable                                            (2,044)          (460)
        Inventories                                                      (411)         1,048
        Prepaid expenses and other assets                                (321)          (265)
        Other assets                                                       --              3

        Accounts payable and accrued expenses                             (12)           153
        Accrued payroll and benefits                                      (69)            88
                                                                     --------       --------
            Net cash provided by (used in) operating activities          (711)         2,560
                                                                     --------       --------


Cash flows from investing activities:
    Proceeds from sale of marketable securities                         1,735          9,423
    Purchases of marketable securities                                   (879)       (11,417)
    Purchases of property and equipment                                (2,592)        (1,098)
                                                                     --------       --------
           Net cash used in investing activities                       (1,736)        (3,092)
                                                                     --------       --------

Cash flows from financing activities:
     Issuance of common stock                                             449          1,194
                                                                     --------       --------
           Net cash provided by financing activities                      449          1,194
                                                                     --------       --------

Net increase (decrease) in cash and cash equivalents                   (1,998)           662
Cash and cash equivalents at beginning of period                        6,959          5,529
                                                                     --------       --------
Cash and cash equivalents at end of period                           $  4,961       $  6,191
                                                                     ========       ========

Non-cash financing activities:
   Issuance of common stock in exchange for cancellation of
        liability                                                    $    300
   Additional goodwill accrual relating to purchase of
        Health Net assets                                                 607



            See Notes to Condensed Consolidated Financial Statements

                     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      INTERIM RESULTS

        The interim unaudited financial information of Cholestech Corporation (the "Company") is prepared in conformity with generally accepted accounting principles and such principles are applied on a basis consistent with the audited financial information contained in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 28, 2000. The financial information included herein has been prepared by management, without audit by independent accountants who do not express an opinion thereon, and should be read in conjunction with the audited consolidated financial statements contained in the Annual Report on Form 10-K for the fiscal year ended March 31, 2000. The condensed consolidated balance sheet as of March 31, 2000, has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the fiscal year ended March 31, 2000. The information furnished includes all adjustments and accruals consisting only of normal recurring accrual adjustments that are, in the opinion of management, necessary for a fair presentation of results for the interim periods. Certain information or footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

        The interim results are not necessarily indicative of the results of operations for the full fiscal year ending March 30, 2001.


2.      BALANCE SHEET DATA

        The components of inventories are as follows (in thousands):


                                        Sept. 29, 2000   March 31, 2000
                                        --------------   --------------
          Raw materials                     $1,298         $1,258
          Work-in-process                    1,542          1,412
          Finished goods                     1,285          1,044
                                            ------         ------
                                            $4,125         $3,714
                                            ======         ======

3.      ACCOUNTING POLICIES

        The Company identifies and records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets' value is less than the carrying amounts of those assets. Recoverability is measured by comparison of the assets carrying amount to future net undiscounted cash flows the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows arising from the asset. None of these events have occurred with respect to the Company's long-lived assets, which consist primarily of computers and equipment, furniture and fixtures and leasehold improvements.

4.      EARNINGS PER SHARE

        Basic earnings per share ("EPS") is computed by dividing net income (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted earnings per share gives effect to all potential common stock outstanding during a period, if dilutive.

        A reconciliation of the basic and diluted earnings per share calculations follows:

        (In thousands, except per share data)


                                   Thirteen Weeks Ended             Twenty-six Weeks Ended
                                      Sept. 29, 2000                    Sept. 29, 2000
                                      --------------                    --------------
                                Net                               Net
                               Income      Shares   Per Share   Income      Shares     Per Share

         Basic EPS               $29         12,031    $0.00     $978        12,004       $0.08

         Effect of dilutive
         securities               --            493      --        --           490          --

         Diluted EPS             $29         12,524     0.00     $978        12,494       $0.08



                                   Thirteen Weeks Ended            Twenty-six Weeks Ended
                                      Sept. 24, 1999                    Sept. 24, 1999
                                      --------------                    --------------
                                Net                               Net
                               Income      Shares   Per share   Income     Shares     Per share

         Basic EPS               $730        11,628      $0.06   $1,266      11,573      $0.11

         Effect of dilutive
         securities                --           341         --       --         326         --


         Diluted EPS             $730        11,969      $0.06   $1,266      11,899      $0.11


        At September 29, 2000, options to purchase 865,489 shares of Common Stock were considered anti-dilutive because the respective exercise prices were greater than the average fair market value of the Common Stock during fiscal 2001. At September 24, 1999, options to purchase 1,535,747 shares of Common Stock were considered anti-dilutive because the respective exercise prices were greater than the average fair market value of the Common stock during fiscal 2000.


5.      RECENT ACCOUNTING PRONOUNCEMENTS

        In March 2000, the Emerging Issues Task Force reached a consensus on Issue 00-2, "Accounting for the Costs of Developing a Web Site" ("EITF 00-2"). In general, EITF 00-2 states that the costs of developing a web site should be accounted for under provisions of Statement of Position
        (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company does not believe that it will have a material impact on its financial position, results of operations or cash flows. EITF 00-2 is effective for costs incurred after June 30, 2000.

        In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements". SAB 101 provides guidance for revenue recognition under certain circumstances. The accounting and disclosures prescribed by SAB 101, as amended, will be effective for the fiscal year ended December 30, 2000. The Company is currently evaluating the impact of SAB 101 on its financial statements and related disclosures and does not expect any material impact from its application.

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

        In March 2000, the FASB issued FIN 44, "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB No. 25" which is effective July 1, 2000. The adoption of FIN 44 did not have a material impact on the consolidated financial statements.


    6.  LITIGATION AND OTHER EVENTS

        On February 5, 1999, a complaint entitled Ree v. Pinckert, et al., No.C99-0562 (MMC) was filed in the United States District Court for the Northern District of California. The Action is a putative class action and the complaint alleges that Cholestech and an officer, Mr. Pinckert, violated the federal securities laws by misleading investors during the time period of July 30, 1997 - June 26, 1998, concerning the Company's business and its future prospects. On June 24, 1999, plaintiffs filed an amended complaint, which expanded the putative class period to June 28, 1996, through June 26, 1998. The amended complaint's substantive allegations and purported causes of action remain based on allegations that the Company misled shareholders concerning the Company's business and its future prospects. The complaint does not specify alleged damages. On September 20, 1999, defendants filed a motion to dismiss plaintiff's amended complaint. On March 28, 2000, the court granted defendant's motion to dismiss pursuant to rule 12(B)(6) with leave for plaintiffs to amend. The plaintiffs have filed an amended complaint. The Company intends to defend the case vigorously. The Company does not believe that the defendants in the class action engaged in any wrongdoing, and that the outcome of this matter will not result in a material adverse effect, however, there can be no assurance that the lawsuit will be resolved in the Company's favor. The action is in its preliminary stages and a trial date has not been set.


        In September, 2000, the Company was served with a complaint, No. Ei/Ti ROCH 04002, which was filed in Vienna, Austria by Roche Diagnostics on January 13, 2000, seeking a cease and desist order barring the Company, and a distributor from distributing HDL assay single-use test cassettes in Austria. The complaint alleges that the Company violated a Roche European patent for HDL. The Company is in the process of responding to the complaint. At this point in time no schedule has been set regarding court activity. There can be no assurance as to whether the plaintiffs will take any additional action, or whether any additional action will be resolved in the Company's favor.

        On December 23, 1999, a complaint requesting an injunction, No. ES 580-199, was filed in Zug, Switzerland by Roche Diagnostics seeking a cease and desist order barring the Company, and two distributors, from distributing HDL assay single-use test cassettes in Switzerland. The complaint alleges that the Company violated a Roche European patent for HDL. The Company has filed its response to the complaint. On July 11, 2000 the court denied the plaintiff's request for an injunction. The plaintiff has appealed the court ruling. At this point in time no schedule has been set regarding additional court activity. There can be no assurance as to whether the plaintiffs will take any additional action, or whether any additional action will be resolved in the Company's favor.

        In January, 2000, a complaint, No. 4 O 4/00, was filed in the District Court, Dusseldorf, Germany against the Company and two of its distributors, seeking a cease and desist order barring the distributor from shipping HDL single-use test cassettes into Germany. The complaint alleges the Company and its distributors violated a Roche German priority patent for HDL by selling Cholestech's single-use test cassette containing a HDL assay. The Company believes the suit is without merit and intends to defend the case vigorously. Therefore, the Company does not believe that the outcome of this matter will result in a material adverse effect, however, there can be no assurance that the lawsuit will be resolved in the Company's favor.

        The Company is subject to various legal claims and assessments in the ordinary course of business, none of which are expected by management to result in a material adverse effect on the consolidated financial statements.

7.      SEGMENT INFORMATION

        In fiscal 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") 131, "Disclosures about Segments of an Enterprise and Related Information". During fiscal 2000, the Company launched two new business units, WellCheck(TM) and WellCheck.com. As a result, the Company now has three reportable segments: Diagnostic Products, WellCheck and WellCheck.com. These segments are strategic business units that offer different products and, as a result, are managed separately. Prior to the third quarter of fiscal 2000, the Company operated in one segment, the Diagnostic Products business unit. Asset information by segment has not been presented as the Company does not produce such information. Results for the thirteen weeks ended September 29, 2000 by segment are as follows (in thousands):



                                           Diagnostic                 WellCheck
                                            Products   WellCheck           .com       Total
                                           ---------   ---------       -------       -------
        Net revenues                       $ 7,667      $   821         $  --       $ 8,488
        Cost of revenues                     3,112          109            --         3,221
                                           -------      -------       -------       -------
        Gross profit                         4,555          712            --         5,267
                                           -------      -------       -------       -------

        Operating expenses:
          Sales and marketing                1,990          718            53         2,761
          Research and development             544           --            --           544
          Web site and related costs            --           --           730           730
          General and administrative           640          229           316         1,185
          Goodwill amortization and
               other                            --          158            --           158
                                           -------      -------       -------       -------

           Total operating expenses          3,174        1,105         1,099         5,378

                                           -------      -------       -------       -------

        Income (loss) from operations      $ 1,381      $  (393)      $(1,099)      $  (111)
                                           =======      =======       =======       =======


     Results for the twenty-six weeks ended Sept. 29, 2000 by segment are as follows (in thousands):



                                           Diagnostic                  WellCheck
                                           Products    WellCheck            .com      Total
                                           ---------   ---------       ---------     -------
        Net revenues                        $15,647      $ 1,729        $   --       $17,376
        Cost of revenues                      6,446          192            --         6,638
                                            -------      -------       -------       -------
        Gross profit                          9,201        1,537            --        10,738
                                            -------      -------       -------       -------
        Operating expenses:
           Sales and marketing                3,764        1,165            82         5,011
           Research and development           1,048           --           392         1,440
           Web site and related costs            --           --           730           730
           General and administrative         1,316          506           736         2,558
           Goodwill amortization and
               Other                             --          308            --           308
                                            -------      -------       -------       -------
                                                                                         308
           Total operating expenses           6,128        1,979         1,940        10,047
                                            -------      -------       -------       -------

        Income (loss) from operations       $ 3,073      $  (442)      $(1,940)      $   691
                                            =======      =======       =======       =======

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors discussed below, including under "General" and "Potential Factors Affecting Future Operating Results." These forward-looking statements include, but are not limited to, the statements under "General" regarding the Company's expectation of incurring negative cash flows, the statement under "Revenues" regarding the Company's expectation that international revenues will fluctuate from period to period, the statement under "Sales and Marketing" regarding the Company's expectation that sales and marketing expenses will increase, the statement under "Research and Development" regarding the development of new test cassettes and the Company's anticipation that research and development expenditures will increase, the statements under "Liquidity and Capital Resources" regarding anticipated capital spending, and internal funding for capital spending, and the statements in "Factors Affecting Future Operating Results".

GENERAL

    The Company operates in three business segments:

    - Diagnostic Products -- develops, manufactures and markets the Cholestech L-D-X(R) System (the "L-D-X System") which performs near-patient diagnostic testing to assist in assessing for risk of certain chronic diseases and to assist in the monitoring of therapy to treat those diseases.

    - WellCheck(TM) -- conducts convenient consumer testing within the United States to assess for risk of certain chronic diseases and to assist in the monitoring of therapy to treat those diseases. Combined with the WellCheck.com website, consumers are able to build their own personal health management program.

    - WellCheck.com -- provides, through the Internet, interactive tools enabling individuals to partner with a team of virtual experts to help them manage their own risk of certain chronic diseases and to monitor and motivate personal health management of those diseases.

    Diagnostic Products currently markets the L-D-X System, including the L-D-X Analyzer and a variety of single use test cassettes, to the physician office laboratory market, the pharmacy market and the health promotion market in the United States and internationally. The L-D-X System is capable of measuring multiple analytes simultaneously with a single drop of whole blood, producing test results within five minutes. The Company's current products measure and monitor blood cholesterol, related lipids, glucose, and liver function, and are used to perform testing of patients at risk of, or suffering from cardiovascular disease, diabetes or liver disease.

    WellCheck currently provides consumer-testing services utilizing the Cholestech L-D-X System, as well as various other technologies for the assessment of cholesterol, blood pressure, osteoporosis, glycated hemoglobin and general health assessment. WellCheck was initiated through the acquisition of Health Net, Inc. in January of 2000, for approximately $3.7 million, including closing costs. The Company intends to expand the WellCheck testing services offered through a combination of further acquisitions and internal development with the goal of creating the first truly nationwide consumer testing service for chronic disease. Substantially all of the revenue of the WellCheck business is currently derived from promotional programs with major pharmaceutical companies marketing lipid-lowering statin drugs. The Company believes that there is an opportunity to further expand the WellCheck business into retail testing venues and worksite wellness programs.

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

     The continued development and maintenance of WellCheck.com, as well as the acquisition and other startup costs relating to WellCheck, may also result in negative cash flows for the Company. The development and commercialization of new software and testing programs will require sales, marketing, development, and other expenditures. The amount of expenditures and timing will have an impact on the Company's ability to maintain profitability and positive cash flows from the new business units.

     The Company expects its revenue mix of the three segments to change from time to time and these changes will affect the Company's overall revenues and operating results.

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

     WellCheck's revenue will change as sponsorships progress. As companies other than pharmaceutical firms become sponsors, and programs mature, the number of test sites, and the number of tests will vary. Additionally revenues will be influenced by seasonality. During the last two months of the calendar year, people are pursuing other interests, and are less focused on chronic health issues. Additionally, during the summer months consumers' attention is also less focused on chronic health issues.

     WellCheck.com's revenues are based on the Internet, which is new to the Company, and remains uncertain. Revenue will be generated by advertising and sponsorship on the web site. Revenue will depend on the number of persons visiting the site and the perceived value to sponsors and advertisers. To date the Company has not signed a revenue generating agreement with a sponsor or advertiser related specifically to WellCheck.com.

    The Company is currently in feasibility studies for additional tests for diagnostic screening and high cholesterol. These new tests are in various stages of feasibility, and the Company will be required to undertake time consuming and costly development activities and seek regulatory approval for these new tests before such tests can be marketed. The Company believes that revenue growth, if any, and future operating results will depend, in part, upon completing development of and successfully introducing these tests. The Company received 510(k) clearance to market the Alanine Aminotransferase (ALT) test for liver function in September, 1999. Subsequently, in September, 1999, the Company submitted the ALT test to the Center for Disease Controls and Prevention ("CDC") seeking Clinical Laboratory Improvement Amendments of 1988, as amended, ("CLIA") waived status. In January, 2000, responsibility for CLIA waiver was transferred to the Food and Drug Administration ("FDA"). The Company cannot estimate when the FDA will determine whether to grant CLIA waived status for this test or whether such waived status will be granted.


RESULT OF OPERATIONS

         THIRTEEN WEEKS ENDED SEPTEMBER 29, 2000, AND SEPTEMBER 24, 1999
                                       AND
        TWENTY-SIX WEEKS ENDED SEPTEMBER 29, 2000, AND SEPTEMBER 24, 1999



    Revenues. During the thirteen weeks ended September 29, 2000, revenues increased 34% to $8.5 million from $6.3 million in the thirteen weeks ended September 24, 1999. Diagnostic Products represented 90% and 100% of our revenues for the second quarter of fiscal 2001 and 2000, respectively. During the thirteen weeks ended September 29, 2000, WellCheck represented 10% of our revenues.

    International revenues increased by 14% or $129,000 from $957,000 to $1.1 million for the thirteen weeks ended September 29, 2000, compared to the same period in fiscal 2000. The Diagnostic Products segment generated all international revenue.

    During the first twenty-six weeks of fiscal 2001, revenues increased 44% to $17.4 million from $12.1 in the first twenty-six weeks of fiscal 2000. Diagnostic Products represented 90% and 100% of our revenues for the twenty-six weeks ending September 29, 2000 and September 24, 1999, respectively. WellCheck contributed 10% of the revenues for the twenty-six weeks ending September 29, 2000.

    International revenues increased by 49% or $818,000 from $1.7 million to $2.5 million for the twenty-six weeks ending September 24, 1999 and September 29, 2000, respectively. All international revenues were generated by Diagnostic Products segment.

    Segment performance was as follows:

    - Diagnostic Products revenue increased $1.4 million from $6.3 million in the thirteen weeks ending September 24, 1999 to $7.7 million in the thirteen weeks ending September 29, 2000. The largest increase related to a 20% improvement in unit sales of single use test cassettes, which increased in all markets other than Pharmacy. Additionally, unit sales of L-D-X Analyzers were higher in the POL and HP markets.

        For the twenty-six weeks ending September 24, 1999, revenues increased $3.5 million or 29%, to $15.6 million, from $12.1 million for the twenty-six weeks ending September 24, 1999. Single use test cassettes unit sales volume increased by 27%, mainly in the POL and International market segments, accounting for most of the revenue increase. L-D-X Analyzer sales increased by $783,000 representing unit growth in all market segments other than Pharmacy.

    - WellCheck revenue totaled $821,000 in the thirteen weeks ending September 29, 2000. For the twenty-six weeks ending September 29, 2000 total revenue was $1.7 million. This business unit was not operating during the twenty-six weeks ending September 24, 1999.

    -   As of September 29, 2000 WellCheck.com has not generated revenue.


    Cost of Revenues. Cost of revenues increased 24% to $3.2 million for the thirteen weeks ended September 29, 2000, from $2.6 million for the thirteen weeks ending September 24, 1999. Gross margins were 62% and 59% for the thirteen weeks ended September 29, 2000, and September 24, 1999, respectively. Diagnostic Products accounted for 97% and WellCheck accounted for 3% of the cost of revenues for the thirteen weeks ending September 29, 2000. For the thirteen weeks ending September 24, 1999 Diagnostic Products accounted for 100% of the cost of revenues.

    For the twenty-six weeks ending September 29, 2000, the cost of revenues increased $1.4 million, or 28%, to $6.6 million, from $5.2 million for the twenty-six weeks ending September 24, 1999. Gross margins were 62% and 57% for the twenty-six weeks ending September 29, 2000 and September 24, 1999, respectively. Diagnostic Products accounted for 97% of the cost of revenues for the twenty-six weeks ending September 29, 2000 and 100% for the twenty-six weeks ending September 24, 1999. WellCheck accounted for 3% of the cost of revenues for the twenty-six weeks ending September 29, 2000.

    Segment performance was as follows:

    - Diagnostic Products cost of revenues includes direct labor, direct material, overhead and royalties. Cost of revenues increased 20%, on a 21% increase in sales, to $3.1 million in the thirteen weeks ended September 29, 2000, from $2.6 million in the thirteen weeks ended September 24, 1999. Gross margin was constant at 59% of total revenues in both the thirteen weeks ended September 29, 2001, and September 24, 1999.

        The cost of revenues increased by $1.2 million, or 24%, to $6.4 million from $5.2 million for the twenty-six weeks ending September 29, 2000 and September 24, 1999, respectively. Gross margin increased to 59% for the twenty-six weeks ending September 29, 2000 from 57% for the twenty-six weeks ending September 24, 1999. The increase in gross margin was the result of a higher sales mix of single use test cassettes, which have a better margin than L-D-X Analyzers.

    - WellCheck cost of revenues includes travel expenses, laboratory services, medical waste disposal, and the cost of medical testing equipment and supplies. Costs of product provided by the Company's Diagnostic Products business are eliminated upon consolidation. For the thirteen weeks ending September 29, 2000, total cost of revenues was $109,000 or 13% of revenue. For the twenty-six weeks ending September 29, 2000 cost of revenues were $192,000, or 11% of revenue, resulting in a gross margin of 89%.

    -   WellCheck.com did not generate cost of revenues.


    Sales and Marketing Expense. Sales and marketing expense includes salaries, commissions, bonuses, expenses for outside services related to marketing programs, and travel. Diagnostic Products accounted for 72%, WellCheck accounted for 26%, and Wellcheck.com accounted for 2% of sales and marketing expense for the thirteen weeks ending September 29, 2000. Sales and marketing expense increased 66%, or $1.1 million, to $2.8 million in the thirteen weeks ended September 29, 2000, from $1.7 million in the thirteen weeks ended September 24, 1999. Sales and marketing expense increased to 33% of revenue in the second quarter of fiscal 2001 from 26% in the second quarter of fiscal 2000.

    For the first twenty-six weeks of fiscal 2001, sales and marketing expense was $5.0 million compared to $3.2 million for the twenty-six weeks ending September 24, 1999. As a percent of revenue, sales and marketing expense increased to 29% from 27% for the twenty-six weeks ending September 29, 2000 and September 24, 1999, respectively. Diagnostic Products was 75% of sales and marketing expense for the twenty-six weeks ending September 29, 2000; WellCheck was 23% and WellCheck.com was 2%.

    Sales and marketing expense in each of Cholestech's segments was as follows:

    - Diagnostic Products sales and marketing expense increased 19% to $2.0 million in the thirteen weeks ending September 29, 2000, from $1.7 million for the thirteen weeks ending September 24, 1999. The increase can be attributed to increased spending on advertising, distributor relations and other marketing activities. Sales and marketing expense remained at 26% of revenue for the thirteen weeks ending September 29, 2000, and in the corresponding period for fiscal 2000.

        For the twenty-six weeks ending September 29, 2000 Diagnostic Products sales and marketing expense increased by $560,000 to $3.8 million from $3.2 million for the twenty-six weeks ending September 24, 1999. Most of the increase was attributed to increased use of advertising and other promotional expenses.

    - WellCheck sales and marketing expense was $718,000 for the thirteen weeks ending September 29, 2000. WellCheck did not operate during the thirteen weeks ending September 24, 1999. WellCheck sales and marketing expense was 87% of WellCheck revenues for the second quarter of fiscal 2001. A large portion of the expense for the quarter was to support a demonstration retail-testing program. The demonstration program was not intended to be profitable, but sponsorship did cover 25% of the cost. For the twenty-six weeks ending September 29, 2000 sales and marketing expense was $1.2 million.

    - WellCheck.com sales and marketing expense was $53,000 for the thirteen weeks ending September 29, 2000. For the twenty-six weeks ending September 29, 2000 sales and marketing expense was $82,000. WellCheck.com did not operate during the twenty-six weeks ending September 24, 1999.


    Research and Development Expenses. Research and development expense includes salaries, bonuses, outside services, supplies, and depreciation of capital equipment. Research and development expense decreased 20% to $544,000 in the thirteen weeks ended September 29, 2000, from $679,000 in the thirteen weeks ended September 24, 1999. Research and development expenses as a percentage of revenues decreased to 6% for the thirteen weeks ended September 29, 2000, from 11% for the thirteen weeks ended September 24, 1999. The Diagnostic Products business unit represented 100% of the Company's research and development expenses for the thirteen weeks ended September 29, 2000, and September 24, 1999.

    During the first twenty-six weeks of fiscal 2001 research and development expense was $1.4 million, up 13% from $1.3 million for the corresponding period of fiscal 2000. Diagnostic products accounted for 73%, and Wellcheck.com accounted for 27% of the total expense for the twenty-six weeks ending September 29, 2000. During the twenty-six weeks of fiscal 2000, Diagnostic products incurred all expense. Research and development cost declined as percentage of revenue to 8% during for the first twenty-six weeks ending September 29, 2000, from 11% for the twenty-six weeks ending September 24, 1999.

    Research and development expense in each of Cholestech's segments was as follows:

    - For the thirteen weeks ending September 29, 2000 Diagnostic Products research and development expense declined by $135,000, or 25%, to $544,000 compared to $679,000 in the corresponding period ending September 24, 1999. The decline relates primarily to decreased development activity while the ALT single test cassettes await a FDA CLIA waiver response.

        During the twenty-six weeks ending September 29, 2000 expenses decreased by $225,000, or 18%, to $1.0 million from $1.3 million for the twenty-six weeks ending September 24, 1999. Reduced spending could be attributed to the lower level of development activity since the ALT single test cassettes were submitted to the FDA for a CLIA waiver.

    - WellCheck incurred no research and development expense costs in either the thirteen weeks ending September 29, 2000 or twenty-six weeks ending September 29, 2000.

    - WellCheck.com incurred no research and development expense during the thirteen weeks ending September 29, 2000.

        During the twenty-six weeks ending September 29, 2000, research and development expense of $392,000 was incurred compared to no cost for the twenty-six weeks ending September 24, 1999. This represents certain period costs of web site development incurred prior to the launch of the web site. Since the launch at the beginning the fiscal month of July, all operating costs were captured under the heading "Web Site and Other Related Costs".

    Web Site and Related Costs. Web site and related costs include compensation and benefits, web hosting, site maintenance, content and other outside services relating to the operations of the Wellcheck.com web site and TEAMS software. For both the thirteen weeks and twenty-six weeks ending September 29, 2000, expense was $730,000. As a percentage of revenue, expense was 9% for the thirteen weeks ending September 29, 2000, and 4% for the twenty-six weeks ending September 29, 2000. The WellCheck.com segment incurred all expenses.

    General and Administrative Expense. General and administrative expense includes compensation, and benefits, and expenses for outside professional services including information services, legal, and accounting. General and administrative expense increased 84% to $1.2 million in the thirteen weeks ended September 29, 2000, from $645,000 in the thirteen weeks ended September 24, 1999. General and administrative expense increased to 14% of revenues in the thirteen weeks ended September 29, 2000, from 10% in the thirteen weeks ended September 24, 1999. The Diagnostic Products business unit represented 54% and 100% of the Company's general and administrative expenses for the thirteen weeks ended September 29, 2000, and September 24, 1999, respectively. WellCheck represented 19% and WellCheck.com represented approximately 27% of the general and administrative expenses for the second quarter of fiscal 2001. Most of the increased spending was attributable to the addition of two division chief operating officers, increased backroom staff, and outside services.

    For the twenty-six weeks ending September 29, 2000 general and administrative expense increased $1.3 million, or 107% from $1.2 million to $2.6 million for the twenty-six weeks ending September 24, 1999. General and administrative expense increased to 15% of revenue for the twenty-six weeks ending September 29, 2000 from 10% for the twenty-six weeks ending September 24, 1999. The Diagnostic Products business unit represented 51% of expense, WellCheck.com represented 29% and WellCheck represented 20% in the twenty-six weeks ending September 29, 2000. During the first twenty-six weeks of fiscal 1999, Diagnostic Products represented 100% of the total expense. The addition of two division chief operating officers, and related costs were the main source of the increase. Additionally other staff increases and the use of outside services contributed to the higher spending.

    General and administrative expense in each of Cholestech's segments was as follows:

    - Diagnostic Products general and administrative expenses decreased by 1% to $640,000 for the thirteen weeks ended September 29, 2000 from $645,000 in the thirteen weeks ending September 24, 1999. The small decrease was the result of the allocation of shared expenses to the newly created WellCheck and WellCheck.com business units, which was substantially offset by the addition of the Chief Operating Officer and related expense.

        For the twenty-six weeks ending September 29, 2000 expenses increased by 6% to $1.3 million from $1.2 million for the first twenty-six weeks of fiscal 2000. The increase was attributed to the infrastructure need for the business unit. This was partially offset by the allocation of shared expenses to the new business units.

    - WellCheck general and administrative expense was $229,000 for the thirteen weeks ending September 29, 2000, and $506,000 for the twenty-six weeks ending September 29, 2000. There were no related expenses for the twenty-six weeks ending September 24, 1999.

    - WellCheck.com general and administrative expenses were $315,000 during the thirteen weeks ending September 29, 2000 and $736,000 for the twenty-six weeks ending September 29, 2000. No related expenses were incurred during the twenty-six weeks ending September 24, 1999. Most of the expenses relate to the addition of a chief operating officer, and related expenses.


    Goodwill amortization and other. The expense for the thirteen weeks ending September 29, 2000 was $158,000 compared to $173,000 for the first thirteen weeks of fiscal 2000. The fiscal 2001 expenses relate exclusively to amortization of the goodwill incurred upon the acquisition of Health Net, Inc. The fiscal 2000, second quarter expense reflects charges related to the Company's defense of a putative class action lawsuit and a charge relating to the amendment of certain outstanding employee stock options to increase their term by two years.

    Interest and other income, net. Interest and other income, net, reflects income from the investment of cash balances and marketable securities. Interest income decreased by 25% to $139,000 in the thirteen weeks ended September 29, 2000 from $185,000 in the thirteen weeks ended September 24, 1999.

    Income Taxes. As the Company has significant tax credit carry forwards, the provision for income taxes for the thirteen weeks ended September 29, 2000, primarily represents the estimated alternative minimum tax. Management expects to utilize additional net operating loss and other tax carry forward amounts to the extent income is earned during fiscal 2001. Accordingly, the Company's estimated effective tax rate is expected to remain below the federal statutory rate throughout fiscal 2001.


LIQUIDITY AND CAPITAL RESOURCES

    The Company has financed its operations primarily through the sale of equity securities and from positive cash flows from operations. From inception to September 29, 2000, the Company raised $72.7 million in net proceeds from equity financing. As of September 29, 2000, the Company had $11.9 million of cash, restricted cash, cash equivalents and marketable securities. Restricted cash was $1.0 million, which is being held in escrow, for the final resolution of the Health Net purchase. In addition to these amounts, the Company has available an $8.0 million revolving bank line of credit. While the line of credit is in effect, the Company is required to deposit assets with a collective value, as defined in the line of credit agreement, equivalent to no less than 100% of the outstanding principal balance. Amounts outstanding under the line of credit bear interest at 0.5% below the bank's prime rate. The line of credit agreement expires on May 1, 2002. As of September 29, 2000, there were no borrowings outstanding under the line of credit.

    During the first twenty-six weeks of fiscal 2001, the Company used $711,000 of cash in operating activities compared to net cash provided of $2.6 million in the first twenty-six weeks of fiscal 2000. The net cash used in operations in the first twenty-six weeks of fiscal 2001 was comprised of net income of $978,000, adjustments for non-cash items including $1.1 million for depreciation and amortization. This was more than offset by a combined $2.8 million increase in accounts receivable, inventory, and prepaid expenses. In the corresponding twenty-six weeks of fiscal 2000, net cash was provided by a net income of $1.3 million plus adjustments for non-cash items mainly $717,000 of depreciation. Additionally, working capital, excluding cash, equivalents, and marketable securities, decreased by $567,000.

    Net cash used in investing activities was $1.7 million in the first twenty-six weeks of fiscal 2001, consisting primarily of additional capitalized web site development costs of $1.1 million and the purchase of $1.2 million of equipment. This was offset by the net sale of marketable securities. For the first thirteen weeks of fiscal 2000, the Company purchased $1.1 million of capital equipment.

    Proceeds from the Company's associate stock option program exercises provided $449,000 in the first twenty-six weeks of fiscal 2001. For the corresponding thirteen weeks of fiscal 2000, $1.2 million was provided by exercises of options pursuant to the Company's associate's stock incentive program.

    Over the balance of fiscal 2001, the Company intends to expend approximately $2.6 million, including $1.0 million of restricted cash, for capital purchases related to web site development, the acquisition of additional testing services companies, expansion of its WellCheck testing service, expansion of its manufacturing capacity, and research and development. As of September 29, 2000, however, contracts have not been signed and schedules have not been set. Accordingly, non-cancelable purchase commitments at September 29, 2000 were not material.

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

    In the event that additional financing is needed, the Company may seek to raise additional funds through debt, public or private financing, collaborative relationships or arrangements. However, the Company may not be successful in obtaining necessary funds. Even if the Company does raise funds, any additional equity financing may be dilutive to shareholders, and debt financing may involve restrictive covenants that limit the manner in which the Company may be operated. Collaborative arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its technologies, products or marketing territories. The failure of the Company to raise capital on acceptable terms when needed could have a material adverse effect on the Company's business, financial condition and results of operations. See "--Potential Factors Affecting Future Operating Results--Possible Future Capital
Requirements: Uncertainty of Additional Funding".

NEW ACCOUNTING PRONOUNCEMENTS

        In March 2000, the Emerging Issues Task Force reached a consensus on Issue 00-2, "Accounting for the Costs of Developing a Web Site" ("EITF 00-2"). In general, EITF 00-2 states that the costs of developing a web site should be accounted for under provisions of Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company does not believe that it will have a material impact on its financial position, results of operations or cash flows. EITF 00-2 is effective for costs incurred after June 30, 2000.

        In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements". SAB 101 provides guidance for revenue recognition under certain circumstances. The accounting and disclosures prescribed by SAB 101, as amended, will be effective for the fiscal year ended December 30, 2000. The Company is currently evaluating the impact of SAB 101 on its financial statements and related disclosures and does not expect any material impact from its application.

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

        In March 2000, the FASB issued FIN 44, "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB No. 25" which is effective July 1, 2000. The adoption of FIN 44 did not have a material impact on the consolidated financial statements.


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

    Our business has experienced a history of operating losses and fluctuating operating results. Results are likely to continue to fluctuate and we may (especially in light of investment in our new businesses) experience losses in the future. Historically, Cholestech has experienced significant operating losses and negative cash flows from operations. As of June 20, 2000, we had an accumulated deficit of $44.5 million. Cholestech's first profitable quarter was the second quarter of fiscal 1998, and our first profitable year was fiscal 1998. However, we recorded a net loss of $73,000 for fiscal 1999, before returning to profitability in fiscal 2000. Cholestech's profitability and positive cash flows from operations in the future will require:

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

    In order to grow the Diagnostic Products business significantly, Cholestech must successfully develop, introduce and market new tests. These activities are very costly and, if not successful, could result in significant financial harm to Cholestech's business. The vast majority of Cholestech's revenues come from its Diagnostics Products business. We anticipate this will continue for the near term. Cholestech is also relying on revenue from the Diagnostics Products business to fund the development of its new testing services and Internet health management businesses. Cholestech also believes that its Diagnostic Products business will not grow significantly if it does not develop new tests to use with the L-D-X System. If new tests are not developed and accepted in the market, Cholestech's business will not grow significantly and the business will be harmed. Developing new tests involves many significant problems and risks, including:

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

    Manufacturing Cholestech's tests cassettes is a complex and delicate process and interruption of cassette manufacturing could result in insufficient cassettes to meet orders, which could result in financial harm to Cholestech. Cholestech internally manufactures all of the single use test cassettes that are used with the L-D-X Analyzer. The manufacture of single use test cassettes is a highly complex and precise process that is sensitive to a wide variety of factors. The Company has, in the past, experienced lower than expected manufacturing yields that have adversely affected gross margins and delayed product shipments. To the extent that the Company does not maintain acceptable manufacturing yields of test cassettes or experiences product shipment delays, the Company's business, financial condition and results of operations would be materially adversely affected. Manufacturing yields could be harmed by:

    -   Raw materials variations or impurities,

    -   Occurrence of manufacturing process variances,

    -   Decreased manufacturing equipment performance, and

    -   Introduction of manufacturing environment impurities.

    Cholestech's cassette manufacturing lines would be costly and time consuming to repair or replace if the operation were interrupted. The interruption of cassette manufacturing operations or the loss of employees dedicated to the cassette manufacturing facility could severely harm Cholestech's business. The risks involving the manufacturing lines include:

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

    We will need to locate an adequate number of testing venues for the WellCheck testing service. In order for the testing service to be successful, the Company will need to maintain the current number of testing sites and find a greater number of locations, and more diverse venues to perform consumer testing. The Company will need to convince operators of the venues there will be economic benefits from the testing service. If the number of testing sites do not increase or are reduced, Cholestech could be harmed financially.

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

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio and had no holdings of derivative financial or commodity instruments at September 29, 2000. Securities held are subject to interest rate risk and will fall in value if market interest rates increase. We do not believe near-term changes in interest rates should not materially adversely affect our financial position, results of operations or cash flows.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    On February 5, 1999, a complaint entitled Ree v. Pinckert, et al., No.C99-0562 (MMC) was filed in the United States District Court for the Northern District of California. The Action is a putative class action and the complaint alleges that Cholestech and an officer, Mr. Pinckert, violated the federal securities laws by misleading investors during the time period of July 30, 1997
- June 26, 1998, concerning the Company's business and its future prospects. On June 24, 1999, plaintiffs filed an amended complaint, which expanded the putative class period to June 28, 1996, through June 26, 1998. The amended complaint's substantive allegations and purported causes of action remain based on allegations that the Company misled shareholders concerning the Company's business and its future prospects. The complaint does not specify alleged damages. On September 20, 1999, defendants filed a motion to dismiss plaintiff's amended complaint. On March 28, 2000, the court granted defendant's motion to dismiss pursuant to rule 12(B)(6) with leave for plaintiffs to amend. The plaintiffs have filed an amended complaint. The Company intends to defend the case vigorously. The Company does not believe that the defendants in the class action engaged in any wrongdoing, and that the outcome of this matter will not result in a material adverse effect, however, there can be no assurance that the lawsuit will be resolved in the Company's favor. The action is in its preliminary stages and a trial date has not been set.

    In September, 2000, the Company was served with a complaint, No. Ei/Ti ROCH 04002, was filed in Vienna, Austria by Roche Diagnostics on January 13, 2000. seeking a cease and desist order barring the Company, and a distributor, Euromedix, from distributing HDL assay single-use test cassettes in Austria. The complaint alleges that Cholestech violated a Roche European patent for HDL. The Company is in the process of responding to the complaint. At this point in time no schedule has been set regarding court activity. There can be no assurance as to whether the plaintiffs will take any additional action, or whether any additional action will be resolved in the Company's favor.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        On August 17, 2000, the Company held its 2000 Annual Meeting of shareholders. The following is a brief description of each matter voted upon at the meeting and a statement of the number of votes cast for, against or withheld and the number of abstentions and the number of broker non-votes with respect to each matter.

        1.     The shareholders elected the following Directors:

              Nominee                            In Favor       Withheld
              John H. Landon                   10,314,962       487,681
              Molly J. Coye, MD.               10,312,462       490,181
              John L. Castello                 10,315,962       482,181
              Warren E. Pinckert, II           10,148,233       654,410
              Dr. Harvey S. Sadow              10,320,552       482,181
              Larry Y. Wilson                  10,318,962       483,681



        2. The shareholders approved the adoption of the Company's 2000 Stock Incentive Program and authorized the reservation of 590,000 shares of common stock for issuance thereunder.

                     For           Against               Abstain         Broker Non-Vote
                3,573,815         1,315,643                52,473             5,911,722

        3. The shareholders approved an amendment to the Company's 1992 Employee Stock Purchase Plan to increase the aggregate number of shares of common stock authorized for issuance under such plan by 200,000.

                    For            Against               Abstain         Broker Non-Vote
                4,302,097           587,756                52,078             5,911,722


        4. The shareholders ratified the appointment of PriceWaterhouseCoopers LLP as independent accountants of the Company for the fiscal year ending March 30, 2001.

                    For             Against               Abstain        Broker Non-Vote
               10,669,285            82,450               101,918


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)    Exhibits:
               10.3.4 Standard Industrial Lease Agreement between Registrant and Terradev Jefferson LLC dated July 28, 2000.
               27.1      Financial Data Schedule

        (b) Reports on Form 8-K. One Report on Form 8-K was filed during the thirteen weeks ended September 29, 2000. The report was filed on July 7, 2000, and reported, under Item 2 of form 8-K. On January 21, 2000, Cholestech Corporation completed the purchase of certain assets of Health Net, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CHOLESTECH CORPORATION



Date      11/10/00                  /s/    Warren E. Pinckert II
    ---------------------           -------------------------------------------
                                    Warren E. Pinckert II
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


                                    /s/    Andrea J. Tiller
                                    -------------------------------------------
                                    Andrea J. Tiller
                                    Vice President of Finance and Chief
                                     Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT     DESCRIPTION
-------     -----------
10.3.4      Standard Industrial Lease Agreement between Registrant
            and Terradev Jefferson LLC dated July 28, 2000.

27.1        Financial Data Schedule
