Form 10-Q
period 2000-12-29
CHOLESTECH CORPORATION
filed 2001-02-07
CIK 887227

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

    For the quarterly period ended December 29, 2000

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


At January 26, 2001, 12,098,745 shares of common stock of the Registrant were outstanding.

                             CHOLESTECH CORPORATION


                                     PART I

                              FINANCIAL INFORMATION
                                                                              Page
                                                                              ----
ITEM 1. FINANCIAL STATEMENTS.

               Condensed Consolidated Balance Sheets                            3

               Condensed Consolidated Statements of Operations                  4

               Condensed Consolidated Statements of Cash Flows                  5

               Notes to Condensed Consolidated Financial Statements             6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS.                                      12

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK             36

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                      37

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.                                      39

SIGNATURES                                                                     40

                             CHOLESTECH CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                       December 29, 2000    March 31, 2000(1)
                                                       -----------------    -----------------
ASSETS

Current assets:
   Cash and cash equivalents                                $  4,444             $  6,959
   Restricted cash                                             1,000                1,000
   Marketable securities                                       4,733                2,850
   Accounts receivable, net                                    2,253                1,839
   Inventories                                                 4,006                3,714
   Prepaid expenses and other current assets                     875                  902
                                                            --------             --------
      Total current assets                                    17,311               17,264
Property and equipment, net                                   10,059                8,309
Long-term investments                                          2,520                3,932
Goodwill                                                       3,325                2,661
Other assets, net                                                 48                   52
                                                            --------             --------
Total assets                                                $ 33,263             $ 32,218
                                                            ========             ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                    $  3,555             $  3,788
   Accrued payroll and benefits                                1,869                1,563
   Product warranty                                               91                   91
   Other liabilities                                              --                  300
                                                            --------             --------
Total current liabilities                                      5,515                5,742
                                                            --------             --------
Contingencies (Note 6)
Shareholders' equity:
   Preferred stock                                                --                   --
   Common stock                                               72,722               71,959
   Accumulated other comprehensive income (loss)                  23                  (59)
   Accumulated deficit                                       (44,997)             (45,424)
                                                            --------             --------
   Total shareholders' equity                                 27,748               26,476
                                                            --------             --------
Total liabilities and shareholders' equity                  $ 33,263             $ 32,218
                                                            ========             ========

(1) The information in this column was derived from the Company's audited consolidated financial statements for the fiscal year ended March 31, 2000.

            See Notes to Condensed Consolidated Financial Statements

                             CHOLESTECH CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                              Thirteen weeks ended           Thirty-nine weeks ended
                                            -------------------------       --------------------------
                                            Dec. 29,         Dec. 24,       Dec. 29,         Dec. 24,
                                              2000             1999           2000             1999
                                            --------         --------       --------         ---------
Revenues:
   Domestic                                 $  7,241         $ 5,535          22,664         $15,967
   International                               1,609           1,220           4,101           2,891
                                            --------         -------        --------         -------
                                               8,850           6,755          26,765          18,858
Cost of revenues                               3,804           2,695          10,981           7,888
                                            --------         -------        --------         -------
Gross profit                                   5,046           4,060          15,784          10,970
                                            --------         -------        --------         -------
Operating expenses:
  Sales and marketing                          3,118           1,844           8,129           5,048
  Research and development                       598             974           2,038           2,247
  Web site and related costs                     615              --           1,345              --
  General and administrative                   1,229           1,004           3,787           2,242
  Goodwill amortization and other                196              --             504             219
                                            --------         -------        --------         -------
            Total operating expenses           5,756           3,822          15,803           9,756
                                            --------         -------        --------         -------

Income (loss) from operations                   (710)            238             (19)          1,214

Interest and other income, net                   141             223             468             556
                                            --------         -------        --------         -------
Income (loss) before taxes                      (569)            461             449           1,770
Provision (benefit) for income taxes             (18)             28              22              71
                                            --------         -------        --------         -------
Net income (loss)                           $   (551)        $   433        $    427         $ 1,699
                                            ========         =======        ========         =======

Net income (loss) per share:
            Basic                           $  (0.05)        $  0.04        $   0.04         $  0.15
                                            ========         =======        ========         =======
            Diluted                         $  (0.05)        $  0.04        $   0.03         $  0.14
                                            ========         =======        ========         =======

Shares used to compute net
  income (loss) per share:
            Basic                             12,079          11,836          12,029          11,661
                                            ========         =======        ========         =======
            Diluted                           12,079          12,227          12,450          11,929
                                            ========         =======        ========         =======


            See Notes to Condensed Consolidated Financial Statements

                             CHOLESTECH CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                    Thirty-nine weeks ended
                                                                ------------------------------
                                                                Dec. 29, 2000    Dec. 24, 1999
                                                                -------------    -------------
Cash flows from operating activities:
     Net income                                                    $   427         $  1,699
     Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation and amortization                                2,455            1,101
        Allowance for doubtful accounts                                120               20
        Changes in assets and liabilities:
        Accounts receivable                                           (529)             333
        Inventories                                                   (292)           1,141
        Prepaid expenses and other assets                               30             (176)
        Other assets                                                    --                2
        Accounts payable and accrued expenses                       (1,090)             591
        Accrued payroll and benefits                                   306              582
                                                                   -------         --------
            Net cash provided by operating activities                1,427            5,293
                                                                   -------         --------

Cash flows from investing activities:
    Proceeds from sale of marketable securities                      4,612           22,348
    Purchases of marketable securities                              (5,001)         (25,301)
    Purchases of property and equipment                             (4,016)          (1,993)
                                                                   -------         --------
           Net cash used in investing activities                    (4,405)          (4,946)
                                                                   -------         --------

Cash flows from financing activities:
     Issuance of common stock                                          463            1,341
                                                                   -------         --------
           Net cash provided by financing activities                   463            1,341
                                                                   -------         --------


Net increase (decrease) in cash and cash equivalents                (2,515)           1,688
Cash and cash equivalents at beginning of period                     6,959            5,529
                                                                   -------         --------
Cash and cash equivalents at end of period                         $ 4,444         $  7,217
                                                                   =======         ========

Non-cash financing activities:
   Issuance of common stock in exchange for cancellation of
        liability                                                  $   300         $     --
   Additional goodwill accrual relating to purchase of
        Health Net assets                                              858


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


2.      BALANCE SHEET DATA

        The components of inventories are as follows (in thousands):


                                      Dec. 29, 2000      March 31, 2000
                                      -------------      --------------
          Raw materials                 $ 1,153              $1,258
          Work-in-process                 1,442               1,412
          Finished goods                  1,411               1,044
                                        -------              ------
                                        $ 4,006              $3,714
                                        =======              ======

3.      ACCOUNTING POLICIES

        The Company identifies and records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets' value is less than the carrying amounts of those assets. Recoverability is measured by comparison of the assets carrying amount to future net undiscounted cash flows the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows arising from the asset. None of these events

                             CHOLESTECH CORPORATION


        have occurred with respect to the Company's long-lived assets, which consist primarily of computers and equipment, furniture and fixtures, software and leasehold improvements.

        Certain financial statement items have been reclassified to conform to the current year's presentation. These reclassifications had no impact on previously reported net income (loss).


4.      EARNINGS PER SHARE

        Basic earnings per share ("EPS") is computed by dividing net income
        (loss) (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted earnings per share gives effect to all potential common stock outstanding during a period, if dilutive.

        A reconciliation of the basic and diluted earnings per share calculations follows:

        (In thousands, except per share data)

                                            Thirteen Weeks Ended                Thirty-nine Weeks Ended
                                              Dec. 29, 2000                         Dec. 29, 2000
                                   -------------------------------------    ------------------------------------
                                    Net                                      Net
                                    Loss         Shares        Per Share    Income      Shares         Per Share
                                   ------        ------        ---------    ------      -------        ---------
         Basic EPS                 $(551)        12,079         $(0.05)     $427        12,029          $ 0.04
         Effect of dilutive
         securities                   --             --             --        --           421           (0.01)

         Diluted EPS               $(551)        12,079         $(0.05)     $427        12,450          $ 0.03


                                           Thirteen Weeks Ended                   Thirty-nine Weeks Ended
                                             Dec. 24, 1999                            Dec. 24, 1999
                                   -------------------------------------    ------------------------------------
                                    Net                                      Net
                                   Income        Shares        Per Share    Income        Shares       Per Share
                                   ------        ------        ---------    ------        -------      ---------
         Basic EPS                  $433         11,836          $0.04      $1,699        11,661         $0.15
         Effect of dilutive
         securities                   --            391             --          --           268            --

         Diluted EPS                $433         12,227          $0.04      $1,699        11,929         $0.14

        At December 29, 2000, options to purchase 870,865 shares of Common Stock were considered anti-dilutive because the respective exercise prices were greater than the average fair market value of the Common Stock during fiscal 2001. At December 24, 1999, options to purchase 608,731 shares of Common Stock were considered anti-

                             CHOLESTECH CORPORATION


        dilutive because the respective exercise prices were greater than the average fair market value of the Common stock during fiscal 2000.


5.      RECENT ACCOUNTING PRONOUNCEMENTS

        In November 2000, the Emerging Issues Task Force reached a consensus on Issue 00-10, "Accounting for Shipping and Handling Fees and Costs" ("EITF 00-10"). This issue provides guidance regarding how shipping and handling costs incurred by the seller and billed to a customer should be treated. EITF 00-10 concludes that all amounts billed to a customer in a sales transaction related to shipping and handling should be classified as revenue and the costs incurred by the seller for shipping and handling should be classified as cost of goods sold. Prior year financial statements have been reclassified to conform to the requirements of EITF 00-10.

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

        In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements. SAB 101 provides guidance for revenue recognition under certain circumstances. The accounting and disclosures prescribed by SAB 101, as amended, will be effective for the fiscal year ended March 30, 2001. The Company has implemented SAB 101 as of December 29, 2000 without a material impact on the consolidated financial statements.

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

                             CHOLESTECH CORPORATION


    6.  CONTINGENCIES

        On February 5, 1999, a complaint entitled Ree v. Pinckert, et al., No.C99-0562 (MMC) was filed in the United States District Court for the Northern District of California. The Action is a putative class action and the complaint alleges that Cholestech and an officer, Mr. Pinckert, violated the federal securities laws by misleading investors during the time period of July 30, 1997 - June 26, 1998, concerning the Company's business and its future prospects. On June 24, 1999, plaintiffs filed further amended complaints, which expanded the putative class period to June 28, 1996, through June 26, 1998. The amended complaint's substantive allegations and purported causes of action remain based on allegations that the Company misled shareholders concerning the Company's business and its future prospects. The complaint does not specify alleged damages. On September 20, 1999, defendants filed a motion to dismiss plaintiff's amended complaint. On March 28, 2000, the court granted defendant's motion to dismiss pursuant to rule 12(B)(6) with leave for plaintiffs to amend. The plaintiffs have filed an amended complaint. The Company intends to defend the case vigorously. The Company does not believe that the defendants in the class action engaged in any wrongdoing, and that the outcome of this matter will not result in a material adverse effect, however, there can be no assurance that the lawsuit will be resolved in the Company's favor. The action is in its preliminary stages and a trial date has not been set.

        In September, 2000, the Company was served with a complaint, No. Ei/Ti ROCH 04002, which was filed in Vienna, Austria by Roche Diagnostics on January 13, 2000, seeking a cease and desist order barring the Company, and a distributor, from distributing HDL assay single-use test cassettes in Austria. The complaint alleges that the Company violated a Roche European patent for HDL. The Company is in the process of responding to the complaint. At this point in time no schedule has been set regarding court activity. There can be no assurance as to whether the plaintiffs will take any additional action, or whether any additional action will be resolved in the Company's favor.

        On December 23, 1999, a complaint requesting an injunction, No. ES 580-199, was filed in Zug, Switzerland by Roche Diagnostics seeking a cease and desist order barring the Company, and two distributors, from distributing HDL assay single-use test cassettes in Switzerland. The complaint alleges that the Company violated a Roche European patent for HDL. The Company has filed its response to the complaint. On July 11, 2000 the court denied the plaintiff's request for an injunction and ordered them to pay a portion the Company's legal fees. The plaintiff has appealed the court ruling. At this point in time no schedule has been set regarding additional court activity. There can be no assurance as to whether the plaintiffs will take any additional action, or whether any additional action will be resolved in the Company's favor.

        In January, 2000, a complaint, No. 4 O 4/00, was filed in the District Court, Dusseldorf, Germany against the Company, and two of its distributors, seeking a cease and desist order barring the distributor from shipping HDL single-use test cassettes into Germany. The complaint alleges the Company and its distributors violated a Roche German priority patent for HDL by selling Cholestech's single-use test cassette containing a HDL assay. The Company believes the suit is without merit and intends to defend the case

                             CHOLESTECH CORPORATION

        vigorously. Therefore, the Company does not believe that the outcome of this matter will result in a material adverse effect, however, there can be no assurance that the lawsuit will be resolved in the Company's favor.

        The Company is subject to various legal claims and assessments in the ordinary course of business, none of which are expected by management to result in a material adverse effect on the consolidated financial statements.

7.      SEGMENT INFORMATION

        In fiscal 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") 131, "Disclosures about Segments of an Enterprise and Related Information". During fiscal 2000, the Company launched two new business units, WellCheck(TM) and WellCheck.com. As a result, the Company now has three reportable segments: Diagnostic Products, WellCheck and WellCheck.com. These segments are strategic business units that offer different products and, as a result, are managed separately. Prior to the third quarter of fiscal 2000, the Company operated in one segment, the Diagnostic Products business unit. Asset information by segment has not been presented as the Company does not produce such information. Results for the thirteen weeks ended December 29, 2000 and December 24, 1999 by segment are as follows (in thousands):

                               Diagnostic
                                Products                 WellCheck              WellCheck.com                  Total
                            ------------------      -------------------      -------------------       --------------------
                             2000        1999        2000         1999        2000         1999         2000          1999
                            ------      ------      -------       -----      -------       -----       -------       ------
Net revenues                $7,964      $6,755      $   886       $  --      $    --       $  --       $ 8,850       $6,755
Cost of revenues             3,573       2,695          231          --           --          --         3,804        2,695
                            ------      ------      -------       -----      -------       -----       -------       ------
Gross profit                 4,391       4,060          655          --           --          --         5,046        4,060
                            ------      ------      -------       -----      -------       -----       -------       ------
Operating expenses:
  Sales and marketing        2,076       1,844          812          --          230          --         3,118        1,844
  Research and
    development                598         586           --                       --         388           598          974
  Web site and related
    costs                       --          --           --          --          615          --           615           --
  General and
    administrative             668         593          308          --          253         411         1,229        1,004
 Goodwill amortization
    and other                   --          --          196                       --          --           196           --
                            ------      ------      -------       -----      -------       -----       -------       ------
   Total operating
     expenses                3,342       3,023        1,316          --        1,098       $(799)        5,756        3,822
                            ------      ------      -------       -----      -------       -----       -------       ------

Income (loss) from
  operations                $1,049      $1,037      $  (661)      $  --      $(1,098)      $(799)      $  (710)      $  238
                            ======      ======      =======       =====      =======       =====       =======       ======

                             CHOLESTECH CORPORATION

        Results for the thirty-nine weeks ended December 29, 2000 and December 24, 1999 by segment are as follows (in thousands):

                                 Diagnostic
                                  Products                 WellCheck              WellCheck.com                  Total
                            --------------------      -------------------      -------------------       ----------------------
                              2000        1999         2000         1999        2000         1999         2000           1999
                            -------      -------      -------       -----      -------       -----       --------       -------
Net revenues                $23,611      $18,858      $ 3,154       $  --      $    --       $  --       $ 26,765       $18,858
Cost of revenues             10,019        7,888          962          --           --          --         10,981         7,888
                            -------      -------      -------       -----      -------       -----       --------       -------
Gross profit                 13,592       10,970        2,192          --           --          --         15,784        10,970
                            -------      -------      -------       -----      -------       -----       --------       -------

Operating expenses:
 Sales and marketing          5,840        5,048        1,977          --          312          --          8,129         5,048
 Research and
   development                1,646        1,859           --          --          392         388          2,038         2,247
 Web site and related
   Costs                         --           --           --          --        1,345          --          1,345            --
 General and
   administrative             1,984        1,831          814          --          989         411          3,787         2,242
 Goodwill amortization
   and Other                     --          219          504          --           --          --            504           219
                            -------      -------      -------       -----      -------       -----       --------       -------
  Total operating
    expenses                  9,470        8,957        3,295          --        3,038       $ 799         15,803         9,756
                            -------      -------      -------       -----      -------       -----       --------       -------
Income (loss) from
  operations                $ 4,122      $ 2,013      $(1,103)      $  --      $(3,038)      $(799)      $    (19)      $ 1,214
                            =======      =======      =======       =====      =======       =====       ========       =======

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

    - WellCheck(TM) -- conducts convenient consumer testing within the United States to assess for risk of certain chronic diseases and to assist in the monitoring of therapy to treat those diseases. Combined with the WellCheck.com web site, consumers are able to build their own personal health management program.

    - WellCheck.com -- provides through Test Event Activity Management System ("TEAMS") software patient data capture and summary reporting to sponsors. Additionally through the Internet, interactive tools enabling individuals to partner with a team of virtual experts to help them manage their own risk of certain chronic diseases and to monitor and motivate personal health management of those diseases.

    Diagnostic Products currently markets the L-D-X(R) System, including the L-D-X Analyzer and a variety of single use test cassettes, to the physician office laboratory market, and the health promotion market in the United States and Internationally. The L-D-X System is capable of measuring multiple analytes simultaneously with a single drop of whole blood, producing test results within five minutes. The Company's current products measure and monitor blood cholesterol, related lipids, glucose, and liver function, and are used to perform testing of patients at risk of, or suffering from cardiovascular disease, diabetes or liver disease.

                             CHOLESTECH CORPORATION


    WellCheck currently provides consumer-testing services utilizing the Cholestech L-D-X(R) System, as well as various other technologies for the assessment of cholesterol, blood pressure, osteoporosis, glycated hemoglobin and general health assessment. WellCheck was initiated through the acquisition of Health Net, Inc. in January of 2000, for approximately $3.7 million, including closing costs. The Company intends to expand the WellCheck testing services offered through a combination of further acquisitions or partnerships and internal development with the goal of creating the first truly nationwide consumer testing service for chronic disease. Substantially all of the revenue of the WellCheck business is currently derived from promotional programs with major pharmaceutical companies marketing lipid-lowering statin drugs. The Company believes that there is an opportunity to further expand the WellCheck business into retail testing venues and worksite wellness programs. As WellCheck expands consumer testing, demand for single use cassettes, provided by the Diagnostic Products business unit, will also increase.

    WellCheck.com consists of the web site content and structure, TEAMS software, and business unit infrastructure, and was launched in June, 2000. In collaboration with their healthcare providers, consumers will have at their disposal tools needed to learn about and manage certain chronic diseases.

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

                             CHOLESTECH CORPORATION


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

     WellCheck.com's revenues are based on TEAMS software and the Internet, which is new to the Company, and remains uncertain. Revenue will be generated by the use of TEAMS software, and sponsorship on the web site. Revenue will depend on the number of persons visiting the site and the perceived value to sponsors and advertisers. To date the Company has not signed a revenue generating agreement with a sponsor or advertiser related specifically to WellCheck.com.

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


RESULT OF OPERATIONS

          THIRTEEN WEEKS ENDED DECEMBER 29, 2000, AND DECEMBER 24, 1999
                                       AND
        THIRTY-NINE WEEKS ENDED DECEMBER 29, 2000, AND DECEMBER 24, 1999



    Revenues. During the thirteen weeks ended December 29, 2000, revenues increased 31% to $8.9 million from $6.8 million in the thirteen weeks ended December 24, 1999. Diagnostic Products represented 90% and 100% of our revenues for the third quarter of fiscal 2001 and 2000, respectively. During the thirteen weeks ended December 29, 2000, WellCheck represented 10% of our revenues.

    International revenues increased by 32% or $389,000 from $1.2 million to $1.6 million for the thirteen weeks ended December 29, 2000, compared to the same period in fiscal 2000. The Diagnostic Products segment generated all international revenue.

                             CHOLESTECH CORPORATION


    During the first thirty-nine weeks of fiscal 2001, revenues increased 42% to $26.8 million from $18.9 in the first thirty-nine weeks of fiscal 2000. Diagnostic Products represented 88% and 100% of our revenues for the thirty-nine weeks ended December 29, 2000 and December 24, 1999, respectively. WellCheck contributed 12% of the revenues for the thirty-nine weeks ended December 29, 2000.

    International revenues increased by 42% or $1.2 million from $2.9 million to $4.1 million for the thirty-nine weeks ended December 24, 1999 and December 29, 2000, respectively. All international revenues were generated by Diagnostic Products segment.

    Segment performance was as follows:

    - Diagnostic Products revenue increased $1.2 million, or 18%, from $6.8 million in the thirteen weeks ended December 24, 1999 to $8.0 million in the thirteen weeks ended December 29, 2000. The largest increase related to a $933,000 or 17% improvement in sales of single use test cassettes, which increased in the POL and international markets. Additionally, sales of L-D-X Analyzers were $360,000 or 47% higher.

        For the thirty-nine weeks ended December 29, 2000, revenue increased $4.7 million or 25%, to $23.6 million, from $18.9 million for the thirty-nine weeks ended December 24, 1999. Single use test cassettes sales volume increased by $3.7 million or 24%, primarily in the POL and International market segments, accounting for most of the revenue increase. L-D-X Analyzer sales increased by $1.1 million or 56% representing unit growth in all market segments other than pharmacy.

    - WellCheck revenue totaled $886,000 in the thirteen weeks ended December 29, 2000. For the thirty-nine weeks ended December 29, 2000 total revenue was $3.2 million. This business unit was not operating during the thirty-nine weeks ended December 24, 1999.

    -   As of December 29, 2000, WellCheck.com had not generated revenue.



    Cost of Revenues. Cost of revenues increased 41% to $3.8 million for the thirteen weeks ended December 29, 2000, from $2.7 million for the thirteen weeks ending December 24, 1999. Gross margins were 57% and 60% for the thirteen weeks ended December 29, 2000, and December 24, 1999, respectively. Diagnostic Products accounted for 94% and WellCheck accounted for 6% of the cost of revenues for the thirteen weeks ending December 29, 2000. For the thirteen weeks ending December 24, 1999 Diagnostic Products accounted for 100% of the cost of revenues.

    For the thirty-nine weeks ending December 29, 2000, the cost of revenues increased $3.1 million, or 39%, to $11.0 million, from $7.9 million for the thirty-nine weeks ending December 24, 1999. Gross margins were 59% and 58% for the thirty-nine weeks ending December 29, 2000 and December 24, 1999, respectively. Diagnostic Products accounted for 91% of the cost of revenues for the thirty-nine weeks ending December 29, 2000 and 100% for the thirty-nine weeks ending December 24, 1999. WellCheck accounted for 9% of the cost of revenues for the thirty-nine weeks ending December 29, 2000.

                             CHOLESTECH CORPORATION

    Segment performance was as follows:

    - Diagnostic Products cost of revenues includes direct labor, direct material, overhead and royalties. Cost of revenues increased 33%, on an 18% increase in sales, to $3.6 million in the thirteen weeks ended December 29, 2000, from $2.7 million in the thirteen weeks ended December 24, 1999. Gross margin declined to 55% of total revenues in the thirteen weeks ended December 29, 2000, from 60% of revenues in the thirteen weeks and December 24, 1999. The decrease in gross margin was the result of a higher indirect labor staffing and more material consumption, including scrap in the production of single use test cassettes without a corresponding increase in production volume. The validation of the new production line generated additional non-recurring costs.

        The cost of revenues increased by $2.1 million, or 27%, to $10.0 million from $7.9 million for the thirty-nine weeks ending December 29, 2000 and December 24, 1999, respectively. Gross margin remained constant at 58% for the thirty-nine weeks ending December 29, 2000 and the thirty-nine weeks ending December 24, 1999.

    - WellCheck cost of revenues includes travel expenses, laboratory services, medical waste disposal, and the cost of medical testing equipment and supplies. Costs of product provided by the Company's Diagnostic Products business are eliminated upon consolidation. For the thirteen weeks ending December 29, 2000, total cost of revenues was $231,000 or 26% of revenue. For the thirty-nine weeks ending December 29, 2000 cost of revenues was $962,000, or 30% of revenue, resulting in a gross margin of 70%.

    -   WellCheck.com did not generate cost of revenues.


    Sales and Marketing Expense. Sales and marketing expense includes salaries, commissions, bonuses, expenses for outside services related to marketing programs, and travel. Additionally, WellCheck sales and marketing expense includes salaries and related costs of the health promotion associates who perform consumer testing. Sales and marketing expense increased 69%, or $1.3 million, to $3.1 million in the thirteen weeks ended December 29, 2000, from $1.8 million in the thirteen weeks ended December 24, 1999. Sales and marketing expense increased to 35% of revenue in the third quarter of fiscal 2001 from 27% in the third quarter of fiscal 2000 due mainly to the addition of WellCheck and WellCheck.com. Diagnostic Products accounted for 67%, WellCheck accounted for 26%, and WellCheck.com accounted for 7% of sales and marketing expense for the thirteen weeks ending December 29, 2000

    For the first thirty-nine weeks of fiscal 2001, sales and marketing expense was $8.1 million compared to $5.0 million for the first thirty-nine weeks ending December 24, 1999. As a percent of revenue, sales and marketing expense increased to 30% from 27% for the thirty-nine weeks ending December 29, 2000 and December 24, 1999, respectively also due to the addition of WellCheck and WellCheck.com. Diagnostic Products was 72% of sales and marketing expense for the first thirty-nine weeks ending December 29, 2000; WellCheck was 24% and WellCheck.com was 4%.

    Sales and marketing expense in each of Cholestech's segments was as follows:

    - Diagnostic Products sales and marketing expense increased 13% to $2.1 million in the thirteen weeks ending December 29, 2000, from $1.8 million for the thirteen weeks

                             CHOLESTECH CORPORATION

        ending December 24, 1999. The increase can be attributed to increased commissions, public relations, advertising, distributor relations and other marketing activities. Sales and marketing expense decreased to 26% of revenue for the thirteen weeks ending December 29, 2000, from 27% in the corresponding period for fiscal 2000.

        For the thirty-nine weeks ending December 29, 2000, Diagnostic Products sales and marketing expense increased by $792,000 to $5.8 million from $5.0 million for the thirty-nine weeks ending December 24, 1999. Most of the increase was attributed to increased staffing resulting in higher wage and related costs. Additionally advertising, public relations, and other promotional expenses increased.

    - WellCheck sales and marketing expense was $812,000 for the thirteen weeks ending December 29, 2000. WellCheck did not operate during the thirteen weeks ending December 24, 1999. WellCheck sales and marketing expense was 92% of WellCheck revenues for the third quarter of fiscal 2001. A large portion of the expense, for the quarter was to complete a demonstration retail-testing program. The demonstration program was not intended to be profitable, but sponsorship did cover 19% of the total project cost. Sales and marketing expense contained 74% of the project cost. For the thirty-nine weeks ending December 29, 2000 sales and marketing expense was $2.0 million or 63% of revenue.

    - WellCheck.com sales and marketing expense was $230,000 for the thirteen weeks ending December 29, 2000. For the thirty-nine weeks ending December 29, 2000 sales and marketing expense was $312,000. WellCheck.com did not operate during the thirty-nine weeks ending December 24, 1999.


    Research and Development Expenses. Research and development expense includes salaries, bonuses, outside services, supplies, and depreciation of capital equipment. Research and development expense decreased 39% to $598,000 in the thirteen weeks ended December 29, 2000, from $974,000 in the thirteen weeks ended December 24, 1999. Research and development expenses as a percentage of revenues decreased to 7% for the thirteen weeks ended December 29, 2000, from 15% for the thirteen weeks ended December 24, 1999. The Diagnostic Products business unit represented 100% and 60% of the Company's research and development expenses for the thirteen weeks ended December 29, 2000, and December 24, 1999, respectively. WellCheck.com accounted for 40% of the research and development expense during the thirteen weeks ending December 24, 1999.

    During the first thirty-nine weeks of fiscal 2001, research and development expense was $2.0 million, down 9% from $2.2 million for the corresponding period of fiscal 2000. Diagnostic products accounted for 81%, and WellCheck.com accounted for 19% of the total expense for the thirty-nine weeks ending December 29, 2000. During the thirty-nine weeks of fiscal 2000, Diagnostic products incurred 83% of the expense and WellCheck.com incurred 17% expense. Research and development cost declined as percentage of revenue to 8% during for the first thirty-nine weeks ending December 29, 2000, from 12% for the thirty-nine weeks ending December 24, 1999.

    Research and development expense in each of Cholestech's segments was as follows:

                             CHOLESTECH CORPORATION


    - For the thirteen weeks ending December 29, 2000, Diagnostic Products research and development expense increased by $12,000, or 2%, to $598,000 compared to $586,000 in the corresponding period ending December 24, 1999.

        During the thirty-nine weeks ended December 29, 2000, research and development expense decreased by $213,000, or 11%, to $1.6 million from $1.9 million for the thirty-nine weeks ending December 24, 1999. Reduced spending is due to the lower level of development activity incurred since the ALT single test cassettes were submitted to the FDA for a CLIA waiver.

    - WellCheck incurred no research and development expense costs in either the thirteen weeks ending December 29, 2000 or thirty-nine weeks ending December 29, 2000.

    - WellCheck.com incurred no research and development expense during the thirteen weeks ending December 29, 2000.

        During the thirty-nine weeks ending December 29, 2000, research and development expense of $392,000 was incurred compared to $388,000 for the thirty-nine weeks ending December 24, 1999. This represents certain period costs of web site development incurred prior to the launch of the web site. Since the launch of our web site at the beginning of July, all operating costs have been captured under the heading "Web Site and Other Related Costs".

    Web Site and Related Costs. Web site and related costs include web site amortization, compensation and benefits, web hosting, site maintenance, content and other outside services relating to the operations of the WellCheck.com web site and TEAMS software. For the thirteen weeks ending December 29, 2000, expense was $615,000 or 7% of revenue. All costs were incurred by WellCheck.com, which did not have any revenue during the quarter.

    For the thirty-nine weeks ending December 29, 2000, during which the web site operated for twenty-six weeks, expense was $1.3 million or 5% of revenue. The WellCheck.com segment incurred all expenses.


    General and Administrative Expense. General and administrative expense includes compensation, benefits, and expenses for outside professional services including information services, legal, and accounting. General and administrative expense increased 23% to $1.2 million in the thirteen weeks ended December 29, 2000, from $1.0 million in the thirteen weeks ended December 24, 1999. General and administrative expense decreased to 14% of revenues in the thirteen weeks ended December 29, 2000, from 15% in the thirteen weeks ended December 24, 1999. The Diagnostic Products business unit represented 54%, WellCheck 25%, and WellCheck.com 21% of the Company's general and administrative expenses for the thirteen weeks ended December 29, 2000. Diagnostic Products accounted for 59%, and WellCheck.com accounted for 41% of the general and administrative expenses for the third quarter of fiscal 2000.

    For the thirty-nine weeks ending December 29, 2000, general and administrative expense increased $1.6 million, or 69% from $2.2 million to $3.8 million for the thirty-nine weeks ending December 24, 1999. General and administrative expense increased to 14% of revenue for the thirty-nine weeks ending December 29, 2000 from 12% for the thirty-nine weeks ending December 24, 1999. The Diagnostic Products business unit represented 52% of expense, WellCheck.com represented 26% and WellCheck represented 22% in the thirty-nine weeks

                             CHOLESTECH CORPORATION


ending December 29, 2000. During the first thirty-nine weeks of fiscal 1999, Diagnostic Products represented 82%, and WellCheck.com represented 18% of the total expense.

    General and administrative expense in each of Cholestech's segments was as follows:

    - Diagnostic Products general and administrative expense increased by 13% to $668,000 for the thirteen weeks ended December 29, 2000 from $593,000 in the thirteen weeks ending December 24, 1999. The increase was the impact of additional headcount, which resulted in increased wages and other related costs.

        For the thirty-nine weeks ending December 29, 2000 expenses increased by 8% to $2.0 million from $1.8 million for the first thirty-nine weeks of fiscal 2000. The increase was attributed to the infrastructure needed for the business unit. During the prior fiscal year, Diagnostic Products did not have dedicated administration until the third quarter of fiscal 2000. This increase in cost was partially offset by the allocation of shared expenses to the new business units.

    - WellCheck general and administrative expense was $308,000 during the thirteen weeks ending December 29, 2000 and $814,000 for the thirty-nine weeks ending December 29, 2000. No related expenses were incurred during the thirty-nine weeks ending December 24, 1999. The expense for the new business unit did not start until the fourth quarter of fiscal 2000.



    - WellCheck.com general and administrative expense decreased by 38% to $253,000 for the thirteen weeks ending December 29, 2000 from $411,000 for the thirteen weeks ending December 29, 1999. The decrease was mainly attributed to a $105,000 decline in shared expenses and a $59,000 transfer of the division Chief operating officer expense to WellCheck.

        For the thirty-nine weeks ending December 29, 2000, expense increased by 141% to $989,000 from $411,000 for the thirty-nine weeks ending December 24, 1999. This was attributed to WellCheck.com only operating for thirteen weeks during the thirty-nine weeks ending December 24, 1999.


    Goodwill amortization and other. The expense for the thirteen weeks ending December 29, 2000 was $196,000 with no comparable expense for the thirteen weeks ending December 24, 1999. The fiscal 2001 expenses relate exclusively to the amortization of goodwill incurred upon the acquisition of Health Net, Inc. in January, 2000

    For the thirty-nine weeks ending December 29, 2000, expense increased 130% to $504,000 from $219,000 in the thirty-nine weeks ending December 24, 1999. All the charges for the current fiscal year relate to the amortization of Health Net goodwill, which did not start during the thirty-nine weeks ending December 24, 1999. The expense for the thirty-nine weeks ending December 24, 1999 included $98,000 charges related to the Company's defense of a putative class action lawsuit.

    Interest and other income, net. Interest and other income, net, reflects income from the investment of cash balances and marketable securities. Interest income decreased by 37% to

                             CHOLESTECH CORPORATION


$141,000 in the thirteen weeks ended December 29, 2000 from $223,000 in the thirteen weeks ended December 24, 1999. The decrease was the result of lower investment balances in marketable securities

    Income Taxes. As the Company has significant tax credit carry forwards, the provision for income taxes for the thirty-nine weeks ended December 29, 2000 primarily represents the estimated alternative minimum tax. Management expects to utilize additional net operating loss and other tax carry forward amounts to the extent income is earned during fiscal 2001. The Company's estimated effective tax rate is expected to remain below the federal statutory rate throughout fiscal 2001.


LIQUIDITY AND CAPITAL RESOURCES

    The Company has financed its operations primarily through the sale of equity securities and from positive cash flows from operations. From inception to December 29, 2000, the Company raised $72.7 million in net proceeds from equity financing. As of December 29, 2000, the Company had $12.7 million of cash, restricted cash, cash equivalents and marketable securities. Restricted cash was $1.0 million, which is being held in escrow, for the final resolution of the Health Net purchase. In addition to these amounts, the Company has available an $8.0 million revolving bank line of credit. While the line of credit is in effect, the Company is required to deposit assets with a collective value, as defined in the line of credit agreement, equivalent to no less than 100% of the outstanding principal balance. Amounts outstanding under the line of credit bear interest at 0.5% below the bank's prime rate. The line of credit agreement expires on May 1, 2002. As of December 29, 2000, there were no borrowings outstanding under the line of credit.

    During the first thirty-nine weeks of fiscal 2001, the Company provided $1.4 million of cash from operating activities compared to net cash provided of $5.3 million in the first thirty-nine weeks of fiscal 2000. The net cash provided from operations in the first thirty-nine weeks of fiscal 2001 was comprised of net income of $427,000 and adjustments for non-cash items including $2.5 million for depreciation and amortization. This was partially offset by a combined $821,000 increase in accounts receivable and inventory. Also, accounts payable and accrued expenses decreased by $1.1 million, further consuming cash. In the corresponding thirty-nine weeks of fiscal 2000, net cash was provided by net income of $1.7 million plus adjustments for non-cash items, mainly $1.1 million of depreciation. Additionally, working capital, excluding cash, equivalents, and marketable securities decreased by $2.5 million.

    Net cash used in investing activities was $4.4 million in the first thirty-nine weeks of fiscal 2001, consisting primarily of additional capitalized web site development costs of $1.2 million, the purchase of $2.1 million of equipment and lease hold improvements and $318,000 for additional Health Net purchase price. Additionally, there was a net purchase of $389,000 in marketable securities. For the first thirty-nine weeks of fiscal 2000, the Company purchased $2.0 million of capital equipment.

    Proceeds from the Company's associate stock option exercises and associate stock purchase programs provided $463,000 in the first thirty-nine weeks of fiscal 2001. For the corresponding

                             CHOLESTECH CORPORATION

thirty-nine weeks of fiscal 2000, $1.3 million was provided by exercises of options pursuant to the Company's associate stock incentive and associate stock purchase programs.

    During the fourth quarter of fiscal 2001, the Company intends to expend approximately $1.6 million, including $1.0 million of restricted cash, for capital purchases related to web site or TEAMs software, expansion of its WellCheck testing service, expansion of its manufacturing capacity, and research and development. As of December 29, 2000, however, contracts have not been signed and schedules have not been set. Accordingly, non-cancelable purchase commitments at December 29, 2000 were not material.

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

NEW ACCOUNTING PRONOUNCEMENTS

        In November 2000, the Emerging Issues Task Force reached a consensus on Issue 00-10, "Accounting for Shipping and Handling Fees and Costs" ("EITF 00-10"). This issue provides guidance regarding how shipping and handling costs incurred by the seller and billed to a customer should be treated. EITF 00-10 concludes that all amounts billed to a customer in a

                             CHOLESTECH CORPORATION

sales transaction related to shipping and handling should be classified as revenue and the costs incurred by the seller for shipping and handling should be classified as cost of goods sold. Prior year financial statements have been reclassified to conform to the requirements of EITF 00-10.

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

        In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements. SAB 101 provides guidance for revenue recognition under certain circumstances. The accounting and disclosures prescribed by SAB 101, as amended, will be effective for the fiscal year ended March 30, 2001. The Company has implemented SAB 101 as of December 29, 2000 without a material impact on the consolidated financial statements.

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

                             CHOLESTECH CORPORATION


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

                             CHOLESTECH CORPORATION


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

    Our L-D-X System has not yet achieved broad market acceptance in all of our target markets and in physician office laboratories and pharmacies, market acceptance has proceeded slower than anticipated. If broad market acceptance does not occur, Cholestech will not grow and will suffer significant financial damage. The Cholestech L-D-X(R) System, including the L-D-X Analyzer (our only product platform) and single use test cassettes, will continue to account for substantially all of the Company's Diagnostic Products revenues for the foreseeable future. If this revenue does not grow, the overall business will be severely harmed. In order for the Company to increase revenues, sustain profitability and maintain positive cash flows from operations, the L-D-X System must gain much broader market acceptance among health care providers, particularly physician office laboratories and pharmacies. Cholestech has made only limited sales to physician office laboratories and pharmacists to date. Market acceptance issues such as awareness, adoption, reimbursement, distribution, pricing, and education have kept sales to pharmacists at a significantly low level to date relative to the size of the available market. If we do not achieve broad market acceptance, Cholestech's Diagnostic Products business will not grow. This will result in significant financial damage to the business as a whole. We are relying in significant part on income from the core Diagnostic Product business to finance the Company's strategic expansion. If the Diagnostic Products business does not grow, the new businesses will not succeed. These results will cause severe financial harm to Cholestech. Factors that could prevent broad market acceptance of the L-D-X System include:

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

    Our business has experienced a history of operating losses and fluctuating operating results. Results are likely to continue to fluctuate and we may (especially in light of investment in our new businesses) experience losses in the future. Historically, Cholestech has experienced significant operating losses and negative cash flows from operations. As of December 29, 2000, we had an accumulated deficit of $45.0 million. Cholestech's first profitable quarter was the second quarter of fiscal 1998, and our first profitable year was fiscal 1998. However, we recorded a net loss of $73,000 for fiscal 1999, before returning to profitability in fiscal 2000. Cholestech's profitability and positive cash flows from operations in the future will require:

    - Broadening market acceptance of our existing diagnostic product offerings.

    - Completing the development, successful introduction and marketing of additional cassette based tests or other products for the Diagnostic Products business unit.

                             CHOLESTECH CORPORATION

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

                             CHOLESTECH CORPORATION


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

                             CHOLESTECH CORPORATION


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

    - Cholestech manufactures all cassettes at its Hayward, California manufacturing facility, so manufacturing operations are at risk to interruption from earthquake, fire, power outages, or other events affecting this one location.

    We rely on a continuous power supply to conduct our operations, and California's current energy crisis could disrupt our operations and increase our expenses. California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when power reserves for the State of California fall below 1.5%, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. We currently have backup generators to maintain only a limited amount of power, and no alternate sources of power in the event of a blackout, and our current insurance does not provide coverage for any damages we or our customers may suffer as a result of any interruption in our power supply. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our facilities. Any such interruption in our ability to continue operations at our facilities could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations.


    Cholestech will need to reduce manufacturing costs in order to achieve long-term success, and it may not be able to reduce these costs. We believe that we will be required to reduce manufacturing costs for new and existing test cassettes in order to achieve sustained profitability. Cholestech currently operates two manufacturing lines for dry chemistry cassettes. We are installing and validating a third manufacturing line that we anticipate will become fully operational in the fourth quarter of fiscal 2001. The complexity and custom nature of our manufacturing process increases the amount of time and money required to add an additional

                             CHOLESTECH CORPORATION


manufacturing line. Despite our efforts, the new cassette manufacturing line may not be completed in a timely fashion, or at all. Also, we may need to implement additional cassette manufacturing cost reduction programs. Failure to implement the new dry chemistry manufacturing line could prevent us from satisfying customer orders in a timely manner, which could lead to customer dissatisfaction and loss of business. Failure to implement the new line could also prevent us from reducing manufacturing costs for dry chemistry tests, and prevent us from achieving sustained profitability.

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

                             CHOLESTECH CORPORATION


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

                             CHOLESTECH CORPORATION


        providers are attempting to control the cost of healthcare by authorizing fewer elective procedures, such as uses of Cholestech's products for diagnostic screening.

    - There is general uncertainty regarding what changes will be made in the reimbursement methods utilized by third party payors and how that will affect use of products such as Cholestech's. This uncertainty may deter healthcare providers from adopting the use of Cholestech Diagnostic Products.

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

                             CHOLESTECH CORPORATION

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

                             CHOLESTECH CORPORATION

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

    - Other foreign regulations and state and local health, safety and environmental regulations, which include testing, control and documentation requirements.

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

                             CHOLESTECH CORPORATION

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

                             CHOLESTECH CORPORATION


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

                             CHOLESTECH CORPORATION


ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio and had no holdings of derivative financial or commodity instruments at December 29, 2000. Securities held are subject to interest rate risk and will fall in value if market interest rates increase. We do not believe near-term changes in interest rates should not materially adversely affect our financial position, results of operations or cash flows.

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

    On December 23, 1999, a complaint requesting an injunction, No. ES 580-199, was filed in Zug, Switzerland by Roche Diagnostics seeking a cease and desist order barring the Company, and two distributors, Healthcare Solutions and Euromedix, from distributing HDL assay single-use test cassettes in Switzerland. The complaint alleges that Cholestech violated a Roche European patent for HDL. The Company has filed its response to the complaint. On July 11, 2000 the court denied the plaintiff's request for an injunction and ordered them to pay a portion the Company's legal fees. The plaintiff has appealed the court ruling and it will be several weeks before we are notified of the case details. There can be no assurance as to weather the plaintiffs will take any additional action, or any additional action be resolved in the Company's favor.

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

                             CHOLESTECH CORPORATION


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

                             CHOLESTECH CORPORATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


               (a)    Exhibits:
                        27.1          Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                CHOLESTECH CORPORATION



Date        2/8/01              /s/  Warren E. Pinckert II
                                ------------------------------------------------
                                      Warren E. Pinckert II
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)


                                /s/ Andrea J. Tiller
                                ------------------------------------------------
                                    Andrea J. Tiller
                                    Vice President of Finance and Chief
                                    Financial Officer
                                    (Principal Financial and Accounting Officer)

                             CHOLESTECH CORPORATION


                                 EXHIBITS INDEX


                      Exhibits:
                        27.1          Financial Data Schedule