Form 10-Q
period 2001-09-28
CHOLESTECH CORPORATION
filed 2001-11-08
CIK 887227

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the quarterly period ended September 28, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 000-20198

CHOLESTECH CORPORATION

(Exact name of registrant as specified in its charter)

California	94-3065493
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Yes [X]    No [   ]

As of October 22, 2001, 12,832,298 shares of common stock of the Registrant were outstanding.

CHOLESTECH CORPORATION

INDEX

PART I

FINANCIAL INFORMATION

CHOLESTECH CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)
(unaudited)

	Sept. 28, 2001	March 30, 2001(1)

Assets
Current assets:
Cash and cash equivalents	$5,462	$4,052
Marketable securities	4,475	4,697
Accounts receivable, net	4,343	3,014
Inventories, net	5,021	3,658
Prepaid expenses and other current assets	1,411	717

Total current assets	20,712	16,138

Property and equipment, net	8,195	7,777
Long-term investments	4,672	3,616
Goodwill, net	3,143	3,143
Other assets, net	64	68

Total assets	$36,786	$30,742

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$3,453	$3,893
Accrued payroll and benefits	2,380	1,900
Other liabilities	116	91

Total current liabilities	5,949	5,884

Contingencies (Note 6)
Shareholders’ equity:
Preferred stock	—	—
Common stock	75,877	72,819
Accumulated other comprehensive income	127	69
Accumulated deficit	(45,167)	(48,030)

Total shareholders’ equity	30,837	24,858

Total liabilities and shareholders’ equity	$36,786	$30,742

(1)	The information in this column was derived from the Company’s audited consolidated financial statements for the fiscal year ended March 30, 2001.

See Notes to Condensed Consolidated Financial Statements

CHOLESTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended

	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
	2001	2000	2001	2000

Revenue:
Product	$10,259	$7,667	$20,615	$15,647
Service	1,880	1,050	3,902	2,269

Total revenue	12,139	8,717	24,517	17,916

Cost of revenue:
Product	3,845	3,112	8,231	6,446
Service	598	541	1,202	935

Total cost of revenue	4,443	3,653	9,433	7,381

Gross profit	7,696	5,064	15,084	10,535

Operating expenses:
Sales and marketing	3,879	2,761	7,453	5,011
Research and development	637	544	1,251	1,440
General and administrative	1,518	1,185	3,465	2,558
Website and related costs	92	527	169	527
Goodwill amortization	—	158	—	308

Total operating expenses	6,126	5,175	12,338	9,844

Income (loss) from operations	1,570	(111)	2,746	691
Interest and other income, net	116	139	237	327

Income before provisions for (benefits from) taxes	1,686	28	2,983	1,018
Provision for (benefits from) for income taxes	68	(1)	120	40

Net income	$1,618	$29	$2,863	$978

Net income per share:
Basic	$0.13	$0.00	$0.23	$0.08

Diluted	$0.12	$0.00	$0.22	$0.08

Shares used to compute net income per share:
Basic	12,458	12,031	12,281	12,004

Diluted	13,390	12,524	12,836	12,494

See Notes to Condensed Consolidated Financial Statements

CHOLESTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Twenty-six Weeks Ended

	Sept. 28, 2001	Sept. 29, 2000

Cash flows from operating activities:
Net income	$2,863	$978
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,209	1,142
Change in allowance for doubtful accounts	47	26
Changes in assets and liabilities:
Accounts receivable	(1,376)	(2,044)
Inventories	(1,363)	(411)
Prepaid expenses and other assets	(692)	(321)
Accounts payable and accrued expenses	415	(12)
Payment of legal settlement	(855)	—
Accrued payroll and benefits	480	(69)
Other liabilities	25	—

Net cash provided by (used in) operating activities	753	(711)

Cash flows from investing activities:
Maturities of marketable securities	10,863	1,735
Purchases of marketable securities	(11,639)	(879)
Purchases of property and equipment	(1,625)	(2,592)

Net cash used in investing activities	(2,401)	(1,736)

Cash flows from financing activities:
Issuance of common stock	3,058	449

Net cash provided by financing activities	3,058	449

Net increase (decrease) in cash and cash equivalents	1,410	(1,998)
Cash and cash equivalents at beginning of period	4,052	6,959

Cash and cash equivalents at end of period	$5,462	$4,961

Non-cash financing activities:
Issuance of common stock in exchange for cancellation of liability	$—	$300
Additional goodwill accrual relating to purchase of Health Net assets	—	607

See Notes to Condensed Consolidated Financial Statements

CHOLESTECH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Interim Results

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

The interim results are not necessarily indicative of the results of operations for the full fiscal year ending March 29, 2002. Certain financial statement items have been reclassified to conform to the current year format. These reclassifications had no impact on previously reported income.

2.	Balance Sheet Data

The components of inventories are as follows (in thousands):

	Sept 28, 2001	March 30, 2001

Raw materials	$1,680	$1,263
Work-in-process	2,080	1,219
Finished goods	1,261	1,176

	$5,021	$3,658

3.	Change In Accounting Principle

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

The Company has elected to early adopt SFAS No. 142 beginning with the first quarter of fiscal 2002. The Company has reviewed its goodwill for impairment and determined that no impairment loss exists. The Company currently has $3.1 million of unamortized goodwill, all of which is in the WellCheck business unit. The Company has no other intangible assets in any of its business units.

The following table reconciles the Company’s fiscal 2001 second quarter net income adjusted to exclude goodwill amortization pursuant to SFAS No. 142 to amounts previously reported.

	Thirteen Weeks Ended

	Sept. 28, 2001	Sept. 29, 2000

Previously reported net income (in thousands)	$1,618	$29
Add back: Goodwill amortization	—	158

As adjusted net income	$1,618	$187

Basic EPS:
Previously reported net income	$0.13	$0.00
Goodwill amortization	—	0.02

As adjusted net income	$0.13	$0.02

Diluted EPS:
Previously reported net income	$0.12	$0.00
Goodwill amortization	—	0.01

As adjusted net income	$0.12	$0.01

CHOLESTECH CORPORATION

The following table reconciles the Company’s fiscal 2001 first two quarters’ net income adjusted to exclude goodwill amortization pursuant to SFAS No. 142 to amounts previously reported.

	Twenty-six Weeks Ended

	Sept. 28, 2001	Sept. 29, 2000

Previously reported net income (in thousands)	$2,863	$978
Add back: Goodwill amortization	—	308

As adjusted net income	$2,863	$1,286

Basic EPS:
Previously reported net income	$0.23	$0.08
Goodwill amortization	—	0.03

As adjusted net income	$0.23	$0.11

Diluted EPS:
Previously Reported net income	$0.22	$0.08
Goodwill amortization	—	0.02

As adjusted net income	$0.22	$0.10

4.	Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted earnings per share gives effect to all potential common stock outstanding during a period, if dilutive.

A reconciliation of the basic and diluted earnings per share calculations follows:

(In thousands, except per share data)
	Thirteen Weeks Ended			Twenty-six Weeks Ended
	September 28, 2001			September 28, 2001 (1)

	Net			Net
	Income	Shares	Per Share	Income	Shares	Per Share

Basic EPS	$1,618	12,458	$0.13	$2,863	12,281	$0.23
Effect of dilutive securities	—	932	(0.01)	—	555	(0.01)
Diluted EPS	$1,618	13,390	$0.12	$2,863	12,836	$0.22

CHOLESTECH CORPORATION

	Thirteen Weeks Ended			Twenty-six Weeks Ended
	September 29, 2000			September 29, 2000 (1)

	Net			Net
	Income	Shares	Per Share	Income	Shares	Per Share

Basic EPS	$29	12,031	$0.00	$978	12,004	$0.08
Effect of dilutive securities	—	493	—	—	490	—
Diluted EPS	$29	12,524	$0.00	$978	12,494	$0.08

(1)	See Note 3 for adjusted earnings per share data which reflect the adoption of SFAS No. 142.

As of September 28, 2001, options to purchase 284,777 shares of common stock were considered anti-dilutive because the respective exercise prices were greater than the average fair market value of the common stock. As of September 29, 2000, options to purchase 865,489 shares of common stock were considered anti-dilutive because the respective exercise prices were greater than the average fair market value of the common stock.

5.	Recent Accounting Pronouncements

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

CHOLESTECH CORPORATION

disclosed the impact of such adoption in Note 3 to the condensed consolidated financial statements.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144”), which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. SFAS No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of. Management does not expect the adoption of SFAS No. 144 to have a material impact on the Company’s financial position and results of operations.

6.	Contingencies

On February 5, 1999, a complaint entitled Ree v. Pinckert, et al., No. C99-0562 (PJH) was filed in the United States District Court for the Northern District of California. The action was a putative class action and the complaint alleged that the Company and certain of its current and former officers violated the federal securities laws by making false and misleading statements concerning the Company and its business during the period of June 28, 1996 through June 25, 1998. On June 14, 2001, the Company executed an agreement in principle with plaintiffs to resolve this matter for a payment $3.0 million by its insurance carrier. The Company recorded a $1.3 million charge during the fiscal year ended March 30, 2001 for legal fees and insurance costs related to resolving this matter. The Company paid $855,000 to its insurance company and $121,000 for legal fees in the quarter ended June 29, 2001. The settlement received court approval on October 31, 2001.

The Company is subject to various legal claims and assessments in the ordinary course of business, none of which are expected by management to result in a material adverse effect on the consolidated financial statements.

7.	Segment Information

During fiscal 2000, the Company launched two new business units, WellCheck and WellCheck.com. As a result, the Company operated in three reportable segments: Diagnostic Products, WellCheck and WellCheck.com. The Company has determined that starting in fiscal 2002, WellCheck and WellCheck.com will operate and be managed as one segment. All operating results will present the combined results for WellCheck and WellCheck.com as a single segment, and as a result, all prior year activity has been combined to reflect this change. The Company’s wholly-owned subsidiary, WellCheck.com, was legally merged into its wholly-owned subsidiary, WellCheck, effective June 22, 2001. For fiscal 2002, the two resulting segments are strategic business units that offer different products, and as a result, are managed separately. The accounting policies of the segments are the same. Segment data excludes all corporate

CHOLESTECH CORPORATION

headquarters costs as they are not allocated to the operating segments, and inter-segment revenue is eliminated. Asset information by segment has not been presented as the Company does not produce such information.

Results for the thirteen weeks ended September 28, 2001 and September 29, 2000 by segment are as follows (in thousands):

	Diagnostic				Inter-
	Products		WellCheck		Company		Total

	2001	2000	2001	2000	2001	2000	2001	2000

Net revenue	$10,259	$7,667	$2,441	$1,411	$(561)	$(361)	$12,139	$8,717
Cost of revenue	3,844	3,112	1,160	902	(561)	(361)	4,443	3,653

Gross profit	6,415	4,555	1,281	509	—	—	7,696	5,064

Operating expenses:
Sales and marketing	2,699	1,952	1,167	697	—	—	3,866	2,649
Research and development	637	544	—	—	—	—	637	544
General and Administrative	172	202	221	223	—	—	393	425
Web site and related costs	—	—	92	527	—	—	92	527
Goodwill amortization and other	—	—	—	158	—	—	—	158

Total operating expenses	3,508	2,698	1,480	1,605	—	—	4,988	4,303

Income (loss) from operations	$2,907	$1,857	$(199)	$(1,096)	$—	$—	$2,708	$761

Reconciliation of segment profit to the Company’s consolidated totals (in thousands):

	Sept. 28,	Sept. 29,
	2001	2000

Total income from operations for reportable segments	$2,708	$761
Unallocated corporate expenses	(1,138)	(872)
Interest income	116	139
Provision for income taxes	(68)	1

Net income	$1,618	$29

CHOLESTECH CORPORATION

Results for the twenty-six weeks ended September 28, 2001 and September 29, 2000 by segment are as follows (in thousands):

	Diagnostic				Inter-
	Products		WellCheck		Company		Total

	2001	2000	2001	2000	2001	2000	2001	2000

Net revenue	$20,615	$15,647	$4,948	$2,994	$(1,046)	$(725)	$24,517	$17,916
Cost of revenue	8,231	6,446	2,248	1,660	(1,046)	(725)	9,433	7,381

Gross profit	12,384	9,201	2,700	1,334	—	—	15,084	10,535

Operating expenses:
Sales and marketing	5,081	3,721	2,267	1,162	—	—	7,348	4,883
Research and development	1,251	1,048	—	392	—	—	1,251	1,440
General and Administrative	384	406	721	462	—	—	1,105	868
Web site and related costs	—	—	169	527	—	—	169	527
Goodwill amortization and other	—	—	—	308	—	—	—	308

Total operating expenses	6,716	5,175	3,157	2,851	—	—	9,873	8,026

Income (loss) from Operations	$5,668	$4,026	$(457)	$(1,517)	$—	$—	$5,211	$2,509

Reconciliation of segment profit to the Company’s consolidated totals (in thousands):

	Sept. 28,	Sept. 29,
	2001	2000

Total income from operations for reportable segments	$5,211	$2,509
Unallocated corporate expenses	(2,465)	(1,818)
Interest income	237	327
Provision for income taxes	(120)	(40)

Net income	$2,863	$978

CHOLESTECH CORPORATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     You should read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes thereto included in this Quarterly Report on Form 10-Q.

General

     We operate in two business segments:

•	Diagnostic Products — develops, manufactures and markets our Cholestech L•D•X ® System (the “L•D•X System”) which performs near-patient diagnostic testing to assist in assessing for risk of heart disease, diabetes, certain liver diseases, and in the monitoring of therapy to treat those diseases.

•	WellCheck™ — conducts consumer testing within the United States of America that assesses the risk of heart disease and other diseases and assists in the monitoring of therapy to treat those diseases. Through its Test Event Activity Management Software (“TEAMS”) software, WellCheck collects test results and other patient data (in compliance with the Health Insurance Portability and Accountability Act of 1996 (the “HIPAA”)) and aggregates that data for testing event sponsors’ use in direct to consumer marketing programs.

CHOLESTECH CORPORATION

     The Company determined that starting in fiscal 2002, WellCheck and WellCheck.com would be operated and be managed as one segment. All operating results present the combined results for WellCheck and WellCheck.com as a single segment, and as a result, all prior year activity has been combined to reflect this change.

     Diagnostic Products currently manufactures and markets the L•D•X System, including the L•D•X Analyzer and a variety of single-use test cassettes, in the United States of America and internationally. The L•D•X System allows health care providers to perform individual tests or combinations of tests with a single drop of blood from a fingerstick within five minutes. Our current products measure and monitor blood cholesterol, related lipids, glucose and liver function, and are used to test patients at risk of or suffering from heart disease, diabetes and liver disease.

     WellCheck currently provides cholesterol and related testing services and education to the general public using the L•D•X System. This testing creates additional sales of test cassettes manufactured by our Diagnostic Products business. WellCheck’s professionals provide high quality services and offer test event expertise to both event sponsors and consumers. As part of our testing services, we utilize our proprietary TEAMS technology which automates registration, data acquisition and information management at promotional, corporate wellness and other consumer testing events and provides consumers with a personalized risk assessment for heart disease. WellCheck has developed its technology with the input of some of the foremost authorities on health information privacy practices. TEAMS incorporates procedures that meet state and federal legislation, such as the HIPAA, concerning the use of protected health information.

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

     WellCheck’s revenue will fluctuate as sponsorships progress. As companies other than pharmaceutical firms become sponsors and programs mature, the number of test sites and the number of tests will vary. Additionally, WellCheck’s revenue will be influenced by seasonality. During the last two months of the calendar year, promotional testing decreases significantly as sponsors’ budgets become fully spent. In addition, people typically pursue other interests and are less focused on chronic health issues during this time period.

CHOLESTECH CORPORATION

Result of Operations

Thirteen weeks ended September 28, 2001 and September 29, 2000
and
Twenty-six weeks ended September 28, 2001 and September 29, 2000

     Revenue. During the thirteen weeks ended September 28, 2001, revenue increased 39% to $12.1 million from $8.7 million for the thirteen weeks ended September 29, 2000. Diagnostic Products represented 85% and 88% of our revenue for the second quarter of fiscal 2002 and 2001, respectively. During the thirteen weeks ended September 28, 2001 and September 29, 2000, WellCheck represented 15% and 12% of our revenue, respectively, after inter-company eliminations.

     International revenue increased 48% from $1.1 million to $1.6 million for the thirteen weeks ended September 28, 2001, compared to the same period in fiscal 2001. Our Diagnostic Products segment generated all the international revenue.

     During the twenty-six weeks ended September 28, 2001, revenue increased 37% to $24.5 million from $17.9 million for the twenty-six weeks ended September 29, 2000. Diagnostic Products represented 84% and 87% of our revenue for the twenty-six weeks ended September 28, 2001 and September 29, 2000, respectively. During the same period ended September 28, 2001 and September 29, 2000, WellCheck represented 16% and 13% of our revenue, respectively, after inter-company eliminations.

     International revenue increased 68% from $2.5 million to $4.2 million for the twenty-six weeks ended September 28, 2001, compared to the same period in fiscal 2001. Our Diagnostic Products segment generated all the international revenue.

     Segment performance was as follows:

•	Diagnostic Products revenue increased $2.6 million, or 34%, from $7.7 million for the thirteen weeks ended September 29, 2000 to $10.3 million for the thirteen weeks ended September 28, 2001. The majority of the increase related to a $2.6 million or 43% improvement in sales of single use test cassettes. Additionally, sales of L•D•X Analyzers were $71,000 or 6% lower over the comparable prior year period.

For the twenty-six weeks ended September 28, 2001, revenue increased $5.0 million, or 32%, from $15.6 million to $20.6 million. The majority of the increase related to a $4.3 million or 34% improvement in sales of single use test cassettes. Additionally, sales of L•D•X Analyzers were $392,000 or 19% higher over the comparable prior year period.

•	WellCheck revenue increased $1.0 million, or 73%, to $2.4 million, before inter-company eliminations, for the thirteen weeks ended September 28, 2001, compared to $1.4 million for the thirteen weeks ended September 29, 2000 before inter-company eliminations. The majority of the increase related to contracts with a single sponsor that accounted for 84% of WellCheck’s revenue in fiscal 2001.

CHOLESTECH CORPORATION

For the twenty-six weeks ended September 28, 2001, revenue increased 65% to $4.9 million from $3.0 million for the same period last year. This increase can be attributed to a higher number of test events, most of which relate to a single sponsor.

     Cost of Revenue. Cost of revenue increased 22% to $4.4 million for the thirteen weeks ended September 28, 2001, from $3.7 million for the thirteen weeks ended September 29, 2000. Gross margins were 63% and 58% for the thirteen weeks ended September 28, 2001 and September 29, 2000, respectively. Diagnostic Products accounted for 87% and WellCheck accounted for 13% of the cost of revenue after inter-company eliminations for the thirteen weeks ended September 28, 2001. For the thirteen weeks ended September 29, 2000, Diagnostic Products accounted for 85% and WellCheck accounted for 15% of the cost of revenue after inter-company eliminations.

     For the twenty-six weeks ended September 28, 2001, the cost of revenue increased $2.0 million, or 28%, to $9.4 million, from $7.4 million for the twenty-six weeks ended September 29, 2000. Gross margins were 62% and 59% for the twenty-six weeks ended September 28, 2001 and September 29, 2000, respectively. Diagnostic Products accounted for 87% of the cost of revenue for both the twenty-six weeks ended September 28, 2001 and September 29, 2000. WellCheck accounted for 13% of the cost of revenue for both the twenty-six weeks ended September 28, 2001 and September 29, 2000 after inter-company eliminations.

     Segment performance was as follows:

•	Diagnostic Products cost of revenue includes direct labor, direct material, overhead and royalties. Cost of revenue increased $733,000, driven by a 34% increase in sales, to $3.8 million for the thirteen weeks ended September 28, 2001, from $3.1 million for the thirteen weeks ended September 29, 2000. Gross margins were 63% and 59% of total revenue for the thirteen weeks ended September 28, 2001 and September 29, 2000, respectively. The increase in cost of revenue was mainly related to the increase in sales volume. Additionally, spending was higher but was offset by a higher quantity of units produced.

The cost of revenue increased $1.8 million, or 28%, to $8.2 million from $6.4 million for the twenty-six weeks ended September 28, 2001 and September 29, 2000, respectively. Gross margin increased to 60% for the twenty-six weeks ended September 28, 2001 from 59% for the twenty-six weeks ended September 29, 2000. The increase in gross margin was due mainly to increased sales volume for single use test cassettes which have a higher gross margin than other products.

•	WellCheck cost of revenue includes travel expenses, TEAMS software depreciation and maintenance costs, laboratory services, medical waste disposal and the cost of medical testing equipment and supplies. Costs of product purchased from our Diagnostic Products business are eliminated upon consolidation. During prior periods, the cost of TEAMS software was included in our financial statements under the caption “Website and Related Costs”. Our consolidated financial statements for prior periods have been reclassified for comparability.

For the thirteen weeks ended September 28, 2001, total cost of revenue was $1.2 million, or 47% of revenue before inter-company eliminations, compared to $902,000 or 64% of

CHOLESTECH CORPORATION

revenue before inter-company eliminations for the thirteen weeks ended September 29, 2000. For the twenty-six weeks ended September 28, 2001, cost of revenue was $2.2 million or 46% of revenue before inter-company eliminations versus $1.7 million or 55% of revenue before inter-company eliminations for the same period last year. The decrease in percentage of revenue was related to certain travel costs that were not reimbursed in the prior year but were paid directly by the customer during the current quarter.

     Sales and Marketing Expenses. Sales and marketing expenses include salaries, commissions, bonuses, travel and expenses for outside services related to marketing programs. Additionally, WellCheck sales and marketing expenses include salaries and related costs of WellCheck associates who perform consumer testing. Sales and marketing expenses increased 40%, or $1.1 million, to $3.9 million for the thirteen weeks ended September 28, 2001, from $2.8 million for the thirteen weeks ended September 29, 2000. Sales and marketing expenses were unchanged at 32% of revenue for the thirteen weeks ended September 28, 2001, as compared to the thirteen weeks ended September 29, 2000. Diagnostic Products accounted for 70%, WellCheck accounted for 30% and unallocated corporate amounts accounted for less than 1% of sales and marketing expenses for the thirteen weeks ended September 28, 2001. For the thirteen weeks ended September 29, 2000, Diagnostic Products accounted for 71%, WellCheck accounted for 25% and unallocated corporate amounts accounted for 4% of sales and marketing expenses.

     For the twenty-six weeks ended September 28, 2001, sales and marketing expenses were $7.5 million compared to $5.0 million for the twenty-six weeks ended September 29, 2000. As a percentage of revenue, sales and marketing expenses increased to 30% from 28% for the twenty-six weeks ended September 28, 2001 and September 29, 2000, respectively. Diagnostic Products accounted for 68%, WellCheck accounted for 31% and unallocated corporate amounts accounted for 1% of sales and marketing expenses for the twenty-six weeks ended September 28, 2001. For the twenty-six weeks ended September 29, 2000, Diagnostic Products accounted for 74%, WellCheck accounted for 23% and unallocated corporate amounts accounted for 3% of sales and marketing expenses.

     Sales and marketing expenses in each of our segments were as follows:

•	Diagnostic Products sales and marketing expenses increased 38% to $2.7 million for the thirteen weeks ended September 28, 2001, from $2.0 million for the thirteen weeks ended September 29, 2000. Sales and marketing expenses increased to 26% of revenue for the thirteen weeks ended September 28, 2001, from 25% for the thirteen weeks ended September 29, 2000. The increase can be attributed to marketing programs intended to place L•D•X units in high volume customers’ laboratories. Additionally, an increase in public relations and advertising expenses was related to the launch of our ALT (liver function) product.

For the twenty-six weeks ended September 28, 2001, Diagnostic Products sales and marketing expenses increased $1.4 million to $5.1 million from $3.7 million for the twenty-six weeks ended September 29, 2000. The spending increase relates to ongoing marketing programs to place more L•D•X units with high volume customers, the launch of our ALT product and expanded advertising activity.

CHOLESTECH CORPORATION

•	WellCheck sales and marketing expenses were $1.2 million or 48% of revenue for the thirteen weeks ended September 28, 2001, compared to $697,000 or 49% of revenue for the thirteen weeks ended September 29, 2000. Most of the increased spending can be attributed to wages and other employee related expenses to support the increased service revenue.

•	For the twenty-six weeks ended September 28, 2001, WellCheck sales and marketing expenses increased $1.1 million to $2.3 million from $1.2 million for the twenty-six weeks ended September 29, 2000. The increased spending was primarily due to wages and other employee related expenses to support the increased testing activity.

     Research and Development Expenses. Research and development expenses include salaries, bonuses, outside services, supplies and depreciation of capital equipment. Research and development expenses increased 17% to $637,000 for the thirteen weeks ended September 28, 2001, from $544,000 for the thirteen weeks ended September 29, 2000. Research and development expenses as a percentage of total revenue decreased to 5% for the thirteen weeks ended September 28, 2001, from 6% for the thirteen weeks ended September 29, 2000. The Diagnostic Products business unit represented 100% of our research and development expenses for both the thirteen weeks ended September 28, 2001 and September 29, 2000.

     During the twenty-six weeks ended September 28, 2001, research and development expenses were $1.3 million, a 13% decrease from $1.4 million for the corresponding period of fiscal 2001. Research and development cost declined as a percentage of total revenue to 5% during the twenty-six weeks ended September 28, 2001 from 8% during the twenty-six weeks ended September 29, 2000. Diagnostic Products accounted for 100% of the research and development expenses for the twenty-six weeks ended September 28, 2001 and 73% of the research and development expenses for the twenty-six weeks ended September 29, 2000. WellCheck accounted for 27% of the research and development expenses for the twenty-six weeks ended September 29, 2000.

     Research and development expenses in each of our segments were as follows:

•	Diagnostic Products research and development expenses increased $93,000 or 17% for the thirteen weeks ended September 28, 2001, to $637,000 compared to $544,000 in the thirteen weeks ended September 29, 2000. The addition of new associates during the second quarter of fiscal 2002 compared to the corresponding quarter of fiscal 2001 was the primary cause for the increase in research and development expenses which resulted in additional wage and other related costs.

During the twenty-six weeks ended September 28, 2001, research and development expenses increased $203,000 or 19%, to $1.3 million from $1.0 million for the twenty-six weeks ended September 29, 2000. The increase in research and development expenses was due to the addition of new associates.

•	WellCheck incurred no research and development expenses in the thirteen weeks ended September 28, 2001 and September 29, 2000. During the twenty-six weeks ended September 28, 2001, WellCheck incurred no research and development expenses compared with $392,000 of research and development expenses during the twenty-six weeks ended September 29, 2000.

CHOLESTECH CORPORATION

     Website and Related Costs. Website and related costs include expenses related to web hosting and related outside services. For the thirteen weeks ended September 28, 2001, website and related costs were $92,000 or 1% of revenue compared to $527,000 or 6% of revenue for the thirteen weeks ended September 29, 2000. The decline in costs relates to the elimination of the maintenance of and modifications to the website during the first quarter of operations. All website and related costs were attributable to the WellCheck segment.

     During the twenty-six weeks ended September 28, 2001, website and related costs were $169,000, a 68% decrease from $527,000 for the corresponding period of fiscal 2001. Website and related costs decreased as a percentage of total revenue to 1% during the twenty-six weeks ended September 28, 2001 from 3% during the twenty-six weeks ended September 29, 2000. WellCheck accounted for all website and related costs for both the twenty-six weeks ended September 28, 2001 and September 29, 2000.

     General and Administrative Expenses. General and administrative expenses include compensation, benefits and expenses for outside professional services including information services, legal and accounting. General and administrative expenses increased 28% to $1.5 million for the thirteen weeks ended September 28, 2001, from $1.2 million for the thirteen weeks ended September 29, 2000. General and administrative expenses decreased to 13% from 14% of revenue for the thirteen weeks ended September 28, 2001 and for the same period ended September 29, 2000. Unallocated corporate expenses represented 74%, WellCheck represented 15% and Diagnostic Products represented 11% of our general and administrative expenses for the thirteen weeks ended September 28, 2001. Unallocated corporate expenses accounted for 64%, WellCheck accounted for 19% and Diagnostic Products accounted for 17% of the general and administrative expenses for the thirteen weeks ended September 29, 2000.

     For the twenty-six weeks ended September 28, 2001, general and administrative expenses increased $907,000, or 35%, from $2.6 million to $3.5 million for the same period ended September 29, 2000. General and administrative expenses remained at 14% of revenue for both the twenty-six weeks ended September 28, 2001 and September 29, 2000. Unallocated corporate expenses represented 68%, WellCheck represented 21% and Diagnostic Products represented 11% of our general and administrative expenses for the twenty-six weeks ended September 28, 2001. Unallocated corporate expenses accounted for 66%, WellCheck accounted for 18% and Diagnostic Products accounted for 16% of the general and administrative expenses for the twenty-six weeks ended September 29, 2000.

     General and administrative expenses in each of our segments were as follows:

•	Diagnostic Products general and administrative expenses decreased 15% to $172,000 for the thirteen weeks ended September 28, 2001 from $202,000 for the thirteen weeks ended September 29, 2000. The decrease was the result of a lower use of outside professional services.

For the twenty-six weeks ended September 28, 2001, general and administrative expenses decreased 5% to $384,000 from $406,000 for same period of fiscal 2001. The decrease was attributed to reduced outside professional services.

CHOLESTECH CORPORATION

•	WellCheck general and administrative expenses decreased $2,000 or 1% to $221,000 for the thirteen weeks ended September 28, 2001 from $223,000 for the thirteen weeks ended September 29, 2000.

For the twenty-six weeks ended September 28, 2001, general and administrative expenses increased 56% to $721,000 from $462,000 for the twenty-six weeks ended September 29, 2000. The increase was attributed to wages and costs related to the severance package for this business segment’s chief operating officer.

•	Corporate general and administrative expenses increased 48% to $1.1 million for the thirteen weeks ended September 28, 2001 from $760,000 for the thirteen weeks ended September 29, 2000. The increase was attributed to additional associates hired during the second half of fiscal 2001 and shared expenses for facilities, human resources and information services.

For the twenty-six weeks ended September 28, 2001, general and administrative expenses increased 40% to $2.4 million from $1.7 million for the twenty-six weeks ended September 29, 2000. The increase was attributed to the severance expense for our former chief financial officer, wages and other costs relating to the addition of new associates and shared expenses for facilities, human resources and information services.

     Goodwill amortization. As the result of our early adoption of SFAS No. 142, there was no goodwill amortization for the thirteen weeks ended September 28, 2001 compared to $158,000 or 2% of revenue for the thirteen weeks ended September 29, 2000. Goodwill amortization for the thirteen weeks ended September 29, 2000 related exclusively to the amortization of goodwill incurred upon the acquisition of Health Net, Inc. in January 2000.

     Interest and other income, net. Interest and other income, net, reflects income from the investment of cash balances and marketable securities. Interest income decreased 17% to $116,000 for the thirteen weeks ended September 28, 2001 from $139,000 for the thirteen weeks ended September 29, 2000. The decrease was the result of decreased yields on such investments.

     Income Taxes. The provision for income taxes increased 200% to $120,000 for the twenty-six weeks ended September 28, 2001 from $40,000 for the twenty-six weeks ended September 29, 2000. Since we have significant net operating losses and tax credit carryforwards, the provision for income taxes for the thirteen weeks ended September 28, 2001 primarily represents the estimated alternative minimum tax. Management expects to utilize additional net operating loss and other tax carryforward amounts to the extent income is earned during the remainder of fiscal 2002. Our estimated effective tax rate is expected to remain below the federal statutory rate throughout fiscal 2002.

Liquidity and Capital Resources

     We have financed our operations primarily through the sale of equity securities and from positive cash flows from operations. From inception to September 28, 2001, we raised $75.9 million in net proceeds from equity financings. As of September 28, 2001, we had $14.6 million of cash, cash equivalents and short and long-term marketable securities. In addition to these

CHOLESTECH CORPORATION

amounts, we have available an $8.0 million revolving bank line of credit with Wells Fargo Bank, N.A. While the line of credit is in effect, we are required to deposit assets with a collective value, as defined in the line of credit agreement, equivalent to no less than 100% of the outstanding principal balance. Amounts outstanding under the line of credit bear interest at 0.5% below the bank’s prime rate. The line of credit agreement expires on July 1, 2003. As of September 28, 2001, we had no borrowings outstanding under this line of credit.

     During the twenty-six weeks ended September 28, 2001, $753,000 of cash was provided by operating activities compared to $711,000 of cash used in the twenty-six weeks ended September 29, 2000. The cash provided by operating activities for the twenty-six weeks ended September 28, 2001 was comprised of net income of $2.9 million and adjustments for non-cash items including $1.2 million for depreciation and amortization and provision for doubtful accounts. This was offset by increases of $1.4 million in accounts receivable, $1.4 million in inventory and $692,000 in prepaid expenses. For the comparable period of fiscal 2001, cash used was comprised of net income of $978,000 plus adjustments for non-cash items, including $1.1 million of depreciation and provision for doubtful accounts. This was offset by a combined $2.8 million increase in accounts receivable, inventory and prepaid expenses and a combined $81,000 decrease in accrued payables and payroll liabilities.

     Net cash used in investing activities was $2.4 million in the twenty-six weeks ended September 28, 2001, consisting primarily of additional production and facility equipment costs of $1.6 million and the net purchase of $776,000 in marketable securities. For the twenty-six weeks ended September 29, 2000, we purchased $2.6 million of capital equipment and had a net sale of $856,000 of marketable securities.

     Proceeds from our stock option exercises and stock purchase programs provided $3.1 million in the twenty-six weeks ended September 28, 2001. For the twenty-six weeks ended September 29, 2000, $449,000 was provided by exercises of options pursuant to our stock incentive and stock purchase programs.

     During the remainder of fiscal 2002, we intend to expend approximately $2.0 million for capital purchases related to expansion of our information technology systems, expansion of our manufacturing capacity and research and development. As of September 28, 2001, however, no contracts have been signed and schedules have not been set with respect to these activities.

     We believe that cash, cash equivalents, marketable securities, cash flows anticipated to be generated by future operations and available bank borrowings under an existing line of credit will be sufficient to meet our operating requirements for the foreseeable future. Despite this belief, however, we may require additional financing. We may be required to expend greater than anticipated funds if unforeseen difficulties arise relating to costs for WellCheck, facilities modification or expansion, obtaining necessary product regulatory approvals or scaling up manufacturing for new tests.

     Our future liquidity and capital requirements will depend upon numerous additional factors, including: the cost and timing of expansion of manufacturing capacity; the number and type of new tests we seek to develop; the success of these development efforts; the cost and timing of expansion of sales and marketing activities; the extent to which our existing and new products

CHOLESTECH CORPORATION

gain market acceptance; competing technological and market developments; the progress of commercialization efforts of our distributors; the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights; developments related to regulatory and third party reimbursement matters; a significant shortfall in operating results; and other factors.

     In the event that additional financing is needed, we may seek to raise additional funds through debt, public or private financing, collaborative relationships or arrangements. However, we may not be successful in obtaining necessary funds. Even if we do raise funds, any additional equity financing may be dilutive to shareholders, and debt financing may involve restrictive covenants that limit the manner in which we operate. Collaborative arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain products or marketing territories. Our failure to raise capital on acceptable terms when needed could have a material adverse effect on our business, financial condition and results of operations. See “— Potential Factors Affecting Future Operating Results.”

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

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”), which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition, and after they have been initially recognized in the financial statements. The provisions of SFAS No. 142 are effective starting with fiscal years beginning after December 15, 2001. Early adoption is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. Accordingly, we have elected to early adopt SFAS No. 142 beginning with the quarter ended June 29, 2001 and have disclosed the impact of such adoption in Note 3 to the condensed consolidated financial statements.

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144”), which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. This Statement supersedes FASB Statement No. 121, “Accounting for the

CHOLESTECH CORPORATION

Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of. Management does not expect the adoption of SFAS No. 144 to have a material impact on the Company’s financial position and results of operations.

Potential Factors Affecting Future Operating Results

We have limited experience in the testing services business, and if this business is not successful, we will be greatly harmed.

     The testing services business being pursued by our WellCheck business unit, which we acquired in January 2000, is still new to us and to our management team. This will make it more difficult for us to successfully develop this business. Also, we will be devoting significant resources to developing this business. If we are not successful in developing this business, our Diagnostic Products business will be harmed. Even if we are successful at developing the business, the demands of attempting to grow this business may prevent us from devoting significant time and attention to our traditional Diagnostic Products business, and that business may decline.

Our operating results may suffer if we are unable to manage geographically diverse operations.

     We have managed and operated our traditional business almost exclusively from our Hayward, California headquarters. Our WellCheck business requires us to operate in multiple geographically dispersed locations and adapt our management and financial systems and controls to this geographically dispersed business. If we cannot successfully manage our geographic expansion, the testing services business will not succeed and we will not recover our investment in the testing services business. As a result, our business would suffer.

Our testing services business requires significant management attention and financial resources to develop and if this business is not successful, our business will suffer.

     The continued development of our testing services business will require significant management attention and financial resources. These expenditures are likely to materially affect our operating results as a whole. We may need to seek additional capital to help fund these expenses. The required additional capital may not be available to us at favorable or acceptable terms when required, or at all. If we cannot obtain required additional capital, we may have to change our business strategy, which would be disruptive to our business. If we raise additional capital through borrowings, the terms of such borrowings may impose limitations on how our management may operate the business in the future. If we raise additional capital by issuing equity, this may result in a dilution of existing shareholders’ interests in us. Also, equity issued by us may have rights, preferences or privileges senior to those of our existing shareholders.

CHOLESTECH CORPORATION

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

     Our L•D•X System, including the L•D•X Analyzer (our only product platform) and single-use test cassettes, will continue to account for substantially all of the revenue of our Diagnostics Products business for the foreseeable future. If this revenue does not grow, our overall business will be severely harmed. For us to increase revenue, sustain profitability and maintain positive cash flows from operations, the L•D•X System must continue to gain broader market acceptance among health care providers, particularly physician office laboratories. We have made only limited sales to physician office laboratories to date relative to the size of the available markets. Factors that could prevent broad market acceptance of the L•D•X System include:

•	Low levels of awareness of the availability of our technology in both the physician and other customer groups;

•	The L•D•X System’s accuracy, ease of use, rapid test time, reliability and cost effectiveness compared to other testing alternatives;

•	Many managed care organizations have contracts with laboratories, which require participating or employed physicians to send patient specimens to contracted laboratories;

•	Physicians are under growing pressure by Medicare and other third party payors to limit their testing to “medically necessary” tests; and

•	Decrease in the amount of reimbursement for performing tests on the L•D•X System.

     If we do not achieve broader market acceptance, our Diagnostic Products business will not grow. Even if we are successful in continuing to place L•D•X Analyzers at physician office laboratories and other near-patient testing sites, there can be no assurance that placement of L•D•X Analyzers will result in sustained demand for our single-use test cassettes. We are relying in significant part on income from the core Diagnostic Product business to finance our strategic expansion. If the Diagnostic Products business does not grow, the testing services business will not succeed. These results would cause severe financial harm to us.

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

     Historically, we have experienced significant operating losses and negative cash flows from operations. As of September 28, 2001, we had an accumulated deficit of $45.1 million. Our first profitable quarter was the second quarter of fiscal 1998, and our first profitable year was fiscal 1998. We recorded a net loss of $2.6 million for fiscal 2001. For the six month period ended September 28, 2001, we recorded a net profit of $2.9 million. Our profitability and positive cash flows from operations in the future will require:

•	Broadening market acceptance of our existing product offerings;

CHOLESTECH CORPORATION

•	Successfully developing, introducing and marketing additional test cassettes or other products for our Diagnostic Products business; and

•	Successfully developing our testing services business.

We may experience significant fluctuations in revenue and results of operations on a quarter to quarter basis in the future.

     Our quarterly operating results may fluctuate due to numerous factors, including:

•	The timing and amount of expenditures required for the continued development of our testing services business;

•	The timing and level of market acceptance of the L•D•X System;

•	The timing of the introduction and availability of new tests;

•	The timing and level of expenditures associated with research and development activities;

•	The timing and level of expenditures associated with expansion of sales and marketing activities and overall operations;

•	Variations in manufacturing efficiencies;

•	The timing and establishment of strategic distribution arrangements and the success of the activities conducted under such arrangements;

•	Changes in demand for our products based on changes in third party reimbursement, competition, changes in government regulation and other factors;

•	The timing of significant orders from, and shipments, to customers;

•	Product pricing and discounts;

•	Seasonality of our testing business;

•	Variations in the mix of products sold; and

•	General economic conditions.

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

CHOLESTECH CORPORATION

If we do not successfully develop, introduce and market new tests, our business will be harmed.

     Most of our revenue comes from our Diagnostics Products business. We anticipate this will continue for the near term. We also rely on revenue from the Diagnostics Products business to fund the development of our testing services business. We believe our Diagnostic Products business will not grow significantly if we do not develop new tests to use with the L•D•X System. If new tests are not developed and accepted in the market, our business will not grow significantly and will be harmed. Developing new tests involves many significant problems and risks, including:

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

CHOLESTECH CORPORATION

     Our cassette manufacturing lines would be costly and time consuming to repair or replace if their operation were interrupted. The interruption of our manufacturing operations or the loss of associates dedicated to the manufacturing facility could severely harm our business. The risks involving our manufacturing lines include:

•	As our production levels have increased, we have been required to use our machinery more hours per day and the down time resulting from equipment failure has increased;

•	The custom nature of much of our manufacturing equipment increases the time required to remedy equipment failures and replace equipment;

•	We have a limited number of associates dedicated to the operation and maintenance of our manufacturing equipment, the loss of whom could impact our ability to effectively operate and service such equipment; and

•	We manufacture all cassettes at our Hayward, California manufacturing facility, so manufacturing operations are at risk to interruption from earthquake, fire, power outages or other events affecting this one location.

•	We are currently in the process of scaling up our recently installed and validated third manufacturing line to full production capability. Our failure to achieve and operate this line at full production capability for a prolonged period would impact our ability to increase our manufacturing capacity.

We rely on a continuous power supply to conduct our operations, and California’s current energy crisis could disrupt our operations and increase our expenses.

     California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage (i.e. when power reserves for the State of California fall below 1.5%), California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. We have recently installed a building generator to use in the event of a prolonged blackout. Our current insurance does not provide coverage for any damages we or our customers may suffer as a result of any interruption in our power supply. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our facilities. Any such interruption in our ability to continue operations at our facilities could damage our reputation, harm our ability to retain existing customers and to obtain new customers and could result in lost revenue, any of which could substantially harm our business and results of operations.

Our operating results may suffer if we do not reduce our manufacturing costs.

     We believe we will be required to reduce manufacturing costs for new and existing test cassettes to achieve sustained profitability. We currently operate two manufacturing lines for dry chemistry cassettes. We have installed and validated our new manufacturing line, and we are currently in the process of scaling it up to full production capability. The complexity and custom nature of our manufacturing process increases the amount of time and money required to add an additional manufacturing line. Despite our efforts, the new manufacturing line may not operate at full production volume for a prolonged period. Also, we may need to implement additional cassette manufacturing cost reduction programs. Failure to implement the new dry chemistry manufacturing line could prevent us from satisfying customer orders in a timely

CHOLESTECH CORPORATION

manner, which could lead to customer dissatisfaction and loss of business. Failure to implement the new line could also prevent us from reducing manufacturing costs for dry chemistry tests, and prevent us from achieving sustained profitability.

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

     If we are successful in achieving and maintaining market acceptance for the L•D•X System and our testing business, we will be required to expand our operations, particularly in the areas of sales, marketing and manufacturing. As we expand our operations, this expansion will likely result in new and increased responsibilities for management personnel and place significant strain on our management, operating and financial systems and resources. To accommodate any such growth and compete effectively, we will be required to implement and improve our information systems, procedures and controls, and to expand, train, motivate and manage our work force. Our personnel, systems, procedures and controls may not be adequate to support our future operations. Any failure to implement and improve operational, financial and management systems or to manage our work force as required by future growth, if any, could harm our business and prevent us from improving our financial condition as a result of increased sales.

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

CHOLESTECH CORPORATION

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

     In the United States of America, healthcare providers that purchase products such as the L•D•X System generally rely on third party payors, including private health insurance plans, federal Medicare, state Medicaid and managed care organizations, to reimburse all or part of the cost of the procedure in which the product is being used. We will not be able to successfully market our products if their purchase and use is not subject to reimbursement from government health authorities, private health insurers and other third party payors. If this reimbursement is not available or is limited, healthcare providers will be much less likely to use our products, our sales will be greatly reduced and our business will likely fail.

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

CHOLESTECH CORPORATION

     Market acceptance of our products in international markets is also dependent, in part, on the availability of reimbursement within prevailing healthcare systems. Reimbursement and healthcare systems in international markets vary significantly by country and include both government sponsored healthcare and private insurance. Third party reimbursement and coverage may not be available or adequate in either the United States of America or international markets, and current reimbursement amounts may be decreased in the future. Also, future legislation, regulation or reimbursement policies of third party payors may adversely affect demand for our products or our ability to sell our products on a profitable basis. Any of these events could materially harm our business.

If the healthcare system in the United States of America undergoes fundamental change, these changes may harm our business.

     We believe that the healthcare industry in the United States of America is likely to undergo fundamental changes due to current political, economic and regulatory influences. We anticipate that Congress, state legislatures and the private sector will continue to review and assess alternative healthcare delivery and payment systems. Potential alternatives include mandated basic healthcare benefits, controls on healthcare spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, the creation of large insurance purchasing groups, price controls and other fundamental changes to the healthcare delivery system. We expect legislative debate to continue in the future and for market forces to demand reduced costs. We cannot predict what impact the adoption of any federal or state health care reform measures, future private sector reform or market forces may have on our business. Any changes in the healthcare system could potentially have extremely negative effects on our business.

Our products are subject to multiple levels of government regulation and any regulatory changes are difficult to predict and could be damaging to our business.

     The manufacture and sale of our diagnostic products, including the L•D•X System, is subject to extensive regulation by numerous governmental authorities, principally the Food and Drug Administration and corresponding state and foreign regulatory agencies. We are not able to commence marketing or commercial sales in the United States of America of any of the new tests we develop until we receive the required clearances and approvals. The process of obtaining required regulatory clearances and approvals is lengthy, expensive and uncertain. As a result, our new tests under development, even if successfully developed, may never obtain such clearance or approval. Additionally, certain material changes to products that have already been cleared or approved are subject to further review and clearance or approval. Medical devices are subject to continual review, and later discovery of previously unknown problems with a cleared product may result in restrictions on the product’s marketing or withdrawal of the product from the market. If we lose previously obtained clearances, or fail to comply with existing or future regulatory requirements, we may not be able to market the affected products, which would depress our revenue and severely harm our business.

     In addition, any future amendment of or addition to regulations impacting our products could prevent us from marketing the L•D•X System. Regulatory changes could hurt our business by increasing burdens on our products or by reducing or eliminating certain competitive advantages

CHOLESTECH CORPORATION

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

     The use of our products and those of our competitors is also affected by federal and state regulations, which provide for regulation of laboratory testing, as well as by the laws and regulations of foreign countries. The scope of these regulations includes quality control, proficiency testing, personnel standards and inspections. In the United States of America, clinical laboratory testing is regulated under the Clinical Laboratory Improvement Act of 1976.

     The L•D•X Analyzer, our total cholesterol, high density lipoproteins, triglycerides and glucose tests in any combination and our ALT test cassette have been classified as waived from the application of many of the requirements under the Clinical Laboratory Improvement Act. We believe this waived classification is critical for our products to be successful in their markets. Any failure of our new tests to obtain waived status under the Clinical Laboratory Improvement Act will severely limit our ability to commercialize such tests. Loss of waived status for existing diagnostic products or failure to obtain waived status for new products could limit our revenue, which would severely harm our business.

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

CHOLESTECH CORPORATION

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

     Our success will depend in part on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing the proprietary rights of others. We have nine United States patents and have filed patent applications relating to our technology internationally under the Patent Cooperation Treaty and individual foreign patent applications. The risks of relying on the proprietary nature of our technology include:

•	Our pending patent applications may not result in the issuance of any patents, or, if issued, such patents may not offer protection against competitors with similar technology;

•	Our patents may be challenged, invalidated or circumvented in the future, and the rights created under our patents may not provide a competitive advantage;

•	Competitors, many of whom have substantially greater resources than us and have made substantial investments in competing technologies, may seek to apply for and obtain patents covering technologies that are more effective than ours. This could render our technologies or products obsolete or uncompetitive or could prevent, limit or interfere with our ability to make, use or sell our products either in the United States of America or in international markets;

•	The medical products industry has been characterized by extensive litigation regarding patents and other intellectual property rights; and

•	An adverse determination in litigation or interference proceedings to which we may become a party could subject us to significant liabilities to third parties or require us to seek licenses from third parties, which may not be available on commercially reasonable terms or at all.

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

     In the past, patent infringement claims have been asserted against us. In December 1999, an injunction was filed in Zug, Switzerland by Roche Diagnostics, a subsidiary of Roche Holdings, Ltd., seeking a cease and desist order barring us and two of our distributors from distributing

CHOLESTECH CORPORATION

HDL assay single-use test cassettes in Switzerland. The complaint alleges that we violated a Roche European patent for HDL. At this point in time no schedule has been set regarding additional court activity. Additionally, in January 2000, a complaint was filed in the District Court, Dusseldorf, Germany against us and two of our distributors seeking a cease and desist order barring the distributors from shipping HDL single-use test cassettes into Germany. The complaint alleges we and our distributors violated a Roche German priority patent for HDL by selling our single-use test cassette containing a HDL assay. The court has requested additional information be submitted by both parties, and has set December 5-6, 2001 for oral arguments. In September 2000, we were served a complaint, No. Ei/Ti ROCH 04002, filed in Vienna, Austria by Roche Diagnostics, seeking a cease and desist order barring us and one of our distributors from distributing HDL assay single-use test cassettes in Austria. The complaint alleges that we violated a Roche European patent for HDL. At this point, no schedule has been set regarding court activity. We believe all suits are without merit and intend to defend the cases vigorously. We do not believe that we engaged in any wrongdoing and that the outcome of this matter will not result in a material adverse effect; however, there can be no assurance that the lawsuits will be resolved in our favor.

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

     The markets for diagnostic products and testing services in which we operate are intensely competitive. Our competition consists mainly of clinical and hospital laboratories, as well as manufacturers of bench top analyzers. To achieve market acceptance for the L•D•X System, we must demonstrate that the L•D•X System is an attractive alternative to bench top analyzers as well as to clinical and hospital laboratories. This will require physicians to change their established means of having such tests performed. The L•D•X System may not be able to compete with these other testing services and analyzers. In addition, companies having a significant presence in the market for therapeutic monitoring, such as Abbott Laboratories, Beckman Coulter, Inc. and Roche Diagnostics (a subsidiary of Roche Holdings, Ltd.) have developed or are developing analyzers designed for near-patient testing. These competitors have

CHOLESTECH CORPORATION

substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than us. These competitors also offer broader product lines than us, have greater name recognition than us and offer discounts as a competitive tactic. In addition, several smaller companies are currently making or developing products that compete or will compete with ours. We may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully in the future. Even if we do have such resources and capabilities, we may not employ them successfully.

Failure to retain our key personnel and attract additional qualified associates could hurt our operations.

     Our success depends in significant part on the continued service of certain key scientific, technical, regulatory and managerial personnel. Our success will also require us to continue to attract and retain additional highly qualified personnel in those areas. Competition for qualified personnel is intense, particularly in the San Francisco Bay Area where we are located, because of other attractive employment opportunities and the extremely high cost of living. We may not be able to retain our key personnel or attract or retain other necessary highly qualified personnel in the future. If we do not keep our key personnel or attract other needed associates, we will not be able to grow our business.

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

     We currently maintain product liability and professional liability insurance, but there can be no assurance that the coverage limits of our insurance policies will be adequate. Insurance is expensive and difficult to obtain, and product liability insurance may not be able to be maintained in the future on acceptable terms, in sufficient amounts to protect us against losses due to product liability. Inability to maintain insurance at an acceptable cost or to otherwise protect against potential product liability could prevent or inhibit the continued commercialization of our products. In addition, a product liability or professional liability claim in excess of relevant insurance coverage or a product recall could severely hurt our financial condition.

CHOLESTECH CORPORATION

We may need additional capital in the future to support our growth, and such additional funds may not be available to us.

     We intend to expend substantial funds for capital expenditures related to research and development, expansion of sales and marketing activities and other working capital and general corporate purposes. Also, we plan to expend significant amounts in developing our testing services business. Although we believe our cash, cash equivalents, marketable securities, cash flow anticipated to be generated by future operations and available bank borrowings under an existing line of credit will be sufficient to meet our operating requirements for the foreseeable future, we may still require additional financing. For example, we may be required to expend greater than anticipated funds if unforeseen difficulties arise in expanding manufacturing capacity for existing cassettes or in the course of completing required additional development, obtaining necessary regulatory approvals, obtaining waived status under CLIA or introducing or scaling up manufacturing for new tests. Developing our testing services business may also require more capital than we currently anticipate. This possibility is increased given our lack of experience in the markets addressed by this business.

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

CHOLESTECH CORPORATION

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

If we are unable to expand third party sponsorship of our testing services business, or our existing sponsorship is eliminated or reduced, our revenue will be greatly reduced and our testing services business may fail.

     WellCheck derives the majority of its revenue from third parties using our testing services to promote their products. For our testing services business to succeed, we must increase and diversify the current number of third-party relationships to grow our business. WellCheck currently has a contract with GMR with respect to various promotional programs conducted for Pfizer Inc. (“Pfizer”), which accounts for a significant portion of our testing revenue. This contract is in effect until January 2002, but can be cancelled upon thirty days’ notice. We are currently negotiating with Pfizer to renew this contract and with additional third party sponsors to establish relationships with WellCheck. If third parties such as Pfizer decline to participate in the future or reduce the amount of their sponsorship, consumers will be much less likely to use our testing services and our revenue will be greatly reduced and our testing services business may fail.

If we fail to integrate any future acquisitions, our business will be harmed.

     We may use acquisitions of existing testing services businesses as a significant part of the development of our testing business. These acquisitions could be very costly, could result in dilution to existing investors and could result in integration problems that harm the business as a whole. Any acquisition could result in expended significant amounts of cash, issuing potentially dilutive equity securities or incurring debt or amortization expenses related to goodwill and other intangible assets. Any of these acquisition financing approaches could materially harm our operating results and business. Acquisitions may also result in difficulties in assimilating the operations, technologies, products, services and personnel of the acquired company or business. These difficulties could result in additional expenses and in diversion of management attention, which could prevent the testing business from being successful. Any of these results could harm us financially.

CHOLESTECH CORPORATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosures

     Our exposure to market risks is inherent in our operations, primarily to interest rates relating to our investment portfolio. We do not use derivative financial instruments in our investment portfolio and had no holdings of derivative financial or commodity instruments as of September 28, 2001.

     We are subject to interest rate risks on cash and cash equivalents, available-for-sale marketable securities and any future financing requirements. Interest rate risks related to marketable securities are managed by managing maturities in our marketable securities portfolio.

     We have concluded that the fair market value of our investment portfolio or related income would not be significantly impacted by changes in interest rates due to the nature of our marketable securities, which do not exceed fiscal 2004 and have primarily fixed interest rates.

     The following table presents the future principal cash flows or amounts and related weighted average interest rates expected by year for our existing cash and cash equivalents, marketable securities and long-term investments.

		Fiscal Year

	2002	2003	2004	Total	Fair Value

	(in thousands)
Cash, cash equivalents	$5,462	$—	$—	$5,462	$5,462
Short-term marketable securities	$3,449	$1,026	$—	$4,475	$4,475
Weighted average interest rate	3.30%	7.48%	—
Long-term marketable securities	$—	$3,627	$1,045	$4,672	$4,672
Weighted average interest rate	—	5.83%	6.26%

Qualitative Disclosures

     Our primary interest rate risk exposures relate to:

•	The available for sale securities will fall in value if market interest rates increase.

•	The impact of interest rate movements on our ability to obtain adequate financing to fund future operations.

     We have the ability to hold at least a portion of the fixed income investments until maturity and therefore would not expect the operating results or cash flows to be affected to a significant degree by a sudden change in market interest rates on our short and long term marketable securities portfolio.

CHOLESTECH CORPORATION

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     On February 5, 1999, a complaint entitled Ree v. Pinckert, et al., No. C99-0562 (PJH) was filed in the United States District Court for the Northern District of California. The action is a putative class action and the complaint alleges that our company and certain of its current and former officers violated the federal securities laws by making false and misleading statements concerning our company and its business during the period of June 28, 1996 through June 25, 1998. On June 14, 2001, we executed an agreement in principle with plaintiffs to resolve this matter for a payment of $3.0 million by our insurance carrier. We recorded a $1.3 million charge during the year ended March 30, 2001 for legal fees and insurance costs related to resolving this matter. The Company paid $855,000 to its insurance company and $121,000 for legal fees in the quarter ended September 28, 2001. The settlement received court approval October 31, 2001.

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

     In January 2000, a complaint, No. 4 O 4/00, was filed in the District Court, Dusseldorf, Germany by Roche Diagnostics against us, and two of our distributors, seeking a cease and desist order barring the distributors from shipping HDL single-use test cassettes into Germany. The complaint alleges we, and our distributors, violated a Roche German priority patent for HDL by selling our single-use test cassette containing a HDL assay. The court has requested additional information be submitted by both parties and has set December 5-6, 2001 for oral arguments. We believe the suit is without merit and intend to defend the case vigorously. Therefore, we do not believe that the outcome of this matter will result in a material adverse effect. However, there can be no assurance that the lawsuit will be resolved in our favor.

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

CHOLESTECH CORPORATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On August 16, 2001, we held our 2001 Annual Meeting of Shareholders in San Francisco, California. The following is a brief description of each matter voted upon at the meeting and a statement of the number of votes cast for, against or withheld and the number of abstentions and the number of broker non-votes with respect to each matter.

1.	The shareholders elected the following Directors:

Nominee	In Favor	Withheld

John H. Landon	11,134,061	318,625
Michael D. Casey	11,274,526	178,160
John L. Castello	11,273,386	179,300
Molly J. Coye, MD	11,132,701	319,985
Warren E. Pinckert, II	11,273,886	178,800
Larry Y. Wilson	11,274,686	178,000

2.	The shareholders approved an amendment to the Company’s 2000 Stock Option Incentive Program to increase the aggregate number of shares of common stock authorized for issuance under such Plan by 605,000.

For	Against	Abstain	Broker Non-Vote

10,473,786	927,033	51,867	0

3.	The shareholders ratified the appointment of PricewaterhouseCoopers LLP as independent accountants of the Company for the fiscal year ending March 29, 2002.

For	Against	Abstain	Broker Non-Vote

11,325,319	32,526	94,842	0

CHOLESTECH CORPORATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits.

10.17.8	Revolving Line of Credit Note effective September 10, 2001 by and between Wells Fargo Bank and Registrant
10.29	2000 Stock Incentive Program and Form of Agreement thereunder
10.37	Lease Agreement between Registrant and the BIV Group dated July 23, 2001

(b)	Reports on Form 8-K.

We did not file any reports on Form 8-K during the twenty-six weeks ended September 28, 2001.

CHOLESTECH CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOLESTECH CORPORATION

Date: November 8, 2001	/s/ Warren E. Pinckert II

Warren E. Pinckert II President and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2001	/s/ William W. Burke

William W. Burke Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

CHOLESTECH CORPORATION

INDEX TO EXHIBITS

Exhibit No.	Description

10.17.8	Revolving Line of Credit Note effective September 10, 2001 by and between Wells Fargo Bank and Registrant
10.29	2000 Stock Incentive Program and Form of Agreement thereunder
10.37	Lease Agreement between Registrant and the BIV Group dated July 23, 2001