Form 10-Q
period 2001-12-28
CHOLESTECH CORPORATION
filed 2002-02-07
CIK 887227

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the quarterly period ended December 28, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the transition period from ______________ to ______________

Commission file number: 000-20198

CHOLESTECH CORPORATION
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-3065493 (I.R.S. Employer Identification Number)

3347 Investment Boulevard, Hayward, CA 94545
(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (510) 732-7200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]   No  [   ]

As of January 15, 2002, 13,123,449 shares of common stock of the Registrant were outstanding.

CHOLESTECH CORPORATION

INDEX

PART I

FINANCIAL INFORMATION

		Page

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets as of December 28, 2001 and March 30, 2001	3

	Condensed Consolidated Statements of Operations for the three months and nine months ended December 28, 2001 and December 29, 2000	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended December 28, 2001 and December 29, 2000	5

	Notes to Condensed Consolidated Financial Statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	37

	PART II

	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	38

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	40

SIGNATURES		41

CHOLESTECH CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)
(unaudited)

	Dec. 28, 2001	March 30, 2001(1)

Assets
Current assets:
Cash and cash equivalents	$7,276	$4,052
Marketable securities	5,502	4,697
Accounts receivable, net	4,515	3,014
Inventories, net	4,822	3,658
Prepaid expenses and other current assets	844	717

Total current assets	22,959	16,138

Property and equipment, net	8,147	7,777
Long-term investments	5,741	3,616
Goodwill, net	3,143	3,143
Other assets, net	62	68

Total assets	$40,052	$30,742

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$2,865	$3,893
Accrued payroll and benefits	2,865	1,900
Other liabilities	116	91

Total current liabilities	5,846	5,884

Contingencies (Note 6)
Shareholders’ equity:
Common stock	78,128	72,819
Accumulated other comprehensive income	91	69
Accumulated deficit	(44,013)	(48,030)

Total shareholders’ equity	34,206	24,858

Total liabilities and shareholders’ equity	$40,052	$30,742

(1)	The information in this column was derived from the Company’s audited consolidated financial statements for the fiscal year ended March 30, 2001.

See Notes to Condensed Consolidated Financial Statements

CHOLESTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATION

(in thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	Dec. 28,	Dec. 29,	Dec. 28,	Dec. 29,
	2001	2000	2001	2000

Revenue:
Product	$9,988	$7,964	$30,603	$23,611
Service	1,479	885	5,381	3,154

Total revenue	11,467	8,849	35,984	26,765

Cost of revenue:
Product	4,358	3,573	12,589	10,019
Service	531	396	1,733	1,331

Total cost of revenue	4,889	3,969	14,322	11,350

Gross profit	6,578	4,880	21,662	15,415

Operating expenses:
Sales and marketing	3,322	3,118	10,775	8,129
Research and development	646	598	1,897	2,038
General and administrative	1,433	1,229	4,898	3,787
Website and related costs	37	449	206	976
Goodwill amortization	—	196	-—	504

Total operating expenses	5,438	5,590	17,776	15,434

Income (loss) from operations	1,140	(710)	3,886	(19)
Interest and other income, net	62	141	299	468

Income before provisions for (benefits from) income taxes	1,202	(569)	4,185	449
Provision for (benefits from) for income taxes	48	(18)	168	22

Net income (loss)	$1,154	$(551)	$4,017	$427

Net income (loss) per share:
Basic	$0.09	$(0.05)	$0.32	$0.04

Diluted	$0.08	$(0.05)	$0.30	$0.03

Shares used to compute net income (loss) per share:
Basic	12,923	12,079	12,495	12,029

Diluted	14,393	12,079	13,448	12,450

See Notes to Condensed Consolidated Financial Statements

CHOLESTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Thirty-nine Weeks Ended

	Dec. 28, 2001	Dec. 29, 2000

Cash flows from operating activities:
Net income	$4,017	$427
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,913	2,455
Change in allowance for doubtful accounts	97	120
Changes in assets and liabilities:
Accounts receivable	(1,598)	(529)
Inventories	(1,164)	(292)
Prepaid expenses and other assets	(127)	30
Accounts payable and accrued expenses	(173)	(1,090)
Payment of legal settlement	(855)	—
Accrued payroll and benefits	965	306
Other liabilities	25	—

Net cash provided by operating activities	3,100	1,427

Cash flows from investing activities:
Maturities of marketable securities	19,468	4,612
Purchases of marketable securities	(22,376)	(5,001)
Purchases of property and equipment	(2,277)	(4,016)

Net cash used in investing activities	(5,185)	(4,405)

Cash flows from financing activities:
Issuance of common stock	5,309	463

Net cash provided by financing activities	5,309	463

Net increase (decrease) in cash and cash equivalents	3,224	(2,515)
Cash and cash equivalents at beginning of period	4,052	6,959

Cash and cash equivalents at end of period	$7,276	$4,444

Non-cash financing activities:
Issuance of common stock in exchange for cancellation of liability	$—	$300
Additional goodwill accrual relating to purchase of Health Net assets	—	858

See Notes to Condensed Consolidated Financial Statements

CHOLESTECH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Interim Results

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

The interim results are not necessarily indicative of the results of operations for the full fiscal year ending March 29, 2002. Certain financial statement items have been reclassified to conform to the current year format. These reclassifications had no impact on previously reported net income (loss).

2.	Balance Sheet Data

The components of inventories are as follows (in thousands):

	Dec. 28, 2001	March 30, 2001

Raw materials	$1,380	$1,263
Work-in-process	2,315	1,219
Finished goods	1,127	1,176

	$4,822	$3,658

3.	Change In Accounting Principle

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”), which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition and thereafter.

Pursuant to SFAS No. 142, goodwill is not required to be amortized as an expense into the results of operations. It is, however, subject to periodic reviews for impairment. A

CHOLESTECH CORPORATION

two-step impairment test is used to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized, if any.

The Company has elected to adopt SFAS No. 142 beginning with the first quarter of fiscal 2002. The Company has reviewed its goodwill for impairment and determined that no impairment loss exists. The Company currently has $3.1 million of unamortized goodwill, all of which is in the WellCheck business unit. The Company has no other intangible assets in its other business units.

The following table provides the Company’s fiscal 2001 third quarter net income (loss) adjusted to exclude goodwill amortization pursuant to SFAS No. 142 to amounts previously reported.

(In thousands, except per share data)

	Thirteen Weeks Ended

	Dec. 28, 2001	Dec. 29, 2000

Previously reported net income (loss)	$1,154	$(551)
Add back: Goodwill amortization	—	196

Pro forma net income (loss)	$1,154	$(355)

Basic EPS:
Previously reported net income (loss)	$0.09	$(0.05)
Goodwill amortization	—	0.02

Pro forma net income (loss)	$0.09	$(0.03)

Diluted EPS:
Previously reported net income (loss)	$0.08	$(0.05)
Goodwill amortization	—	0.02

Pro forma net income (loss)	$0.08	$(0.03)

CHOLESTECH CORPORATION

The following table provides the Company’s fiscal 2001 first three quarters’ net income adjusted to exclude goodwill amortization pursuant to SFAS No. 142 to amounts previously reported.

(In thousands, except per share data)

	Thirty-nine Weeks Ended

	Dec. 28, 2001	Dec. 29, 2000

Previously reported net income	$4,017	$427
Add back: Goodwill amortization	—	504

Pro forma net income	$4,017	$931

Basic EPS:
Previously reported net income	$0.32	$0.04
Goodwill amortization	—	0.04

Pro forma net income	$0.32	$0.08

Diluted EPS:
Previously Reported net income	$0.30	$0.03
Goodwill amortization	—	0.04

Pro forma net income	$0.30	$0.07

4.	Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted earnings per share gives effect to all potential common stock outstanding during a period, if dilutive.

A reconciliation of the basic and diluted earnings per share calculations follows:

(In thousands, except per share data)

	Thirteen Weeks Ended			Thirty-nine Weeks Ended
	December 28, 2001			December 28, 2001 (1)

	Net			Net
	Income	Shares	Per Share	Income	Shares	Per Share

Basic EPS	$1,154	12,923	$0.09	$4,017	12,495	$0.32
Effect of dilutive securities		1,470	(0.01)	—	953	(0.02)

Diluted EPS	$1,154	14,393	$0.08	$4,017	13,448	$0.30

CHOLESTECH CORPORATION

	Thirteen Weeks Ended			Thirty-nine Weeks Ended
	December 29, 2000			December 29, 2000(1)

	Net			Net
	Income (Loss)	Shares	Per Share	Income	Shares	Per Share

Basic EPS	$(551)	12,079	$(0.05)	$427	12,029	$0.04
Effect of dilutive securities		—	—	—	421	(0.01)

Diluted EPS	$(551)	12,079	$(0.05)	$427	12,450	$0.03

(1)	See Note 3 for pro forma earnings per share data to reflect the adoption of SFAS No. 142.

As of December 28, 2001, options to purchase 77,740 shares of common stock were considered anti-dilutive because the respective exercise prices were greater than the average fair market value of the common stock. As of December 29, 2000, options to purchase 870,865 shares of common stock were considered anti-dilutive because the respective exercise prices were greater than the average fair market value of the common stock.

5.	Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, (“SFAS No. 141”), which establishes financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. It requires that all business combinations within the scope of SFAS No. 141 are to be accounted for using one method, the purchase method. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001, and also apply to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. The Company adopted SFAS No. 141 beginning with the quarter ended June 29, 2001; such adoption had no impact on the financial reporting and related disclosures of the Company.

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

On February 5, 1999, a complaint entitled Ree v. Pinckert, et al., No. C99-0562 (PJH) was filed in the United States District Court for the Northern District of California. The action was a putative class action and the complaint alleged that the Company and certain of its current and former officers violated the federal securities laws by making false and misleading statements concerning the Company and its business during the period of June 28, 1996 through June 25, 1998. On June 14, 2001, the Company executed an agreement in principle with plaintiffs to resolve this matter for a payment of $3.0 million by its insurance carrier. The Company recorded a $1.3 million charge during the fiscal year ended March 30, 2001 for legal fees and insurance costs related to resolution of this matter. The Company paid $855,000 to its insurance carrier and $121,000 for legal fees in the quarter ended June 29, 2001. The settlement received court approval on October 31, 2001.

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

Results for the thirteen weeks ended December 28, 2001 and December 29, 2000 by segment are as follows (in thousands):

	Diagnostic				Inter-
	Products		WellCheck		Company		Total

	2001	2000	2001	2000	2001	2000	2001	2000

Net revenue	$9,988	$7,964	$1,942	$1,120	$(463)	$(235)	$11,467	$8,849
Cost of revenue	4,358	3,573	994	631	(463)	(235)	4,889	3,969

Gross profit	5,630	4,391	948	489	—	—	6,578	4,880

Operating expenses:
Sales and marketing	2,402	2,013	920	917	—	—	3,322	2,930
Research and development	646	598	—	—	—	—	646	598
General and Administrative	212	212	194	177	—	—	406	389
Web site and related costs	—	—	37	449	—	—	37	449
Goodwill amortization and other	—	—	—	196	—	—	—	196

Total operating expenses	3,260	2,823	1,151	1,739	—	—	4,411	4,562

Income (loss) from operations	$2,370	$1,568	$(203)	$(1,250)	$—	$—	$2,167	$318

     Reconciliation of segment profit to the Company’s consolidated totals (in thousands):

	Dec. 28,	Dec. 29,
	2001	2000

Total income (loss) from operations for reportable segments	$2,167	$318
Unallocated corporate expenses	(1,027)	(1,028)
Interest income	62	141
Provision for (benefits from) income taxes	(48)	18

Net income (loss)	$1,154	$(551)

CHOLESTECH CORPORATION

Results for the thirty-nine weeks ended December 28, 2001 and December 29, 2000 by segment are as follows (in thousands):

	Diagnostic				Inter-
	Products		WellCheck		Company		Total

	2001	2000	2001	2000	2001	2000	2001	2000

Net revenue	$30,603	$23,611	$6,890	$4,114	$(1,509)	$(960)	$35,984	$26,765
Cost of revenue	12,589	10,019	3,242	2,291	(1,509)	(960)	14,322	11,350

Gross profit	18,014	13,592	3,648	1,823	—	—	21,662	15,415

Operating expenses:
Sales and marketing	7,483	5,734	3,187	2,079	—	—	10,670	7,813
Research and development	1,897	1,646	—	392	—	—	1,897	2,038
General and Administrative	596	618	915	639	—	—	1,511	1,257
Web site and related costs	—	—	206	976	—	—	206	976
Goodwill amortization and other	—	—	—	504	—	—	—	504

Total operating expenses	9,976	7,998	4,308	4,590	—	—	14,284	12,588

Income (loss) from Operations	$8,038	$5,594	$(660)	$(2,767)	$—	$—	$7,378	$2,827

Reconciliation of segment profit to the Company’s consolidated totals (in thousands):

	Dec. 28, 2001	Dec. 29, 2000

Total income from operations for reportable segments	$7,378	$2,827
Unallocated corporate expenses	(3,492)	(2,846)
Interest income	299	468
Provision for income taxes	(168)	(22)

Net income	$4,017	$427

CHOLESTECH CORPORATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General

     We operate in two business segments:

•	Diagnostic Products — develops, manufactures and markets our Cholestech L•D•X® System (the “L•D•X System”) which performs near-patient diagnostic testing to assist in assessing for risk of heart disease, diabetes, certain liver diseases, and in the monitoring of therapy to treat those diseases.

•	WellCheck™ — conducts consumer testing within the United States of America that assesses the risk of heart disease and other diseases and assists in the monitoring of therapy to treat those diseases. Through its Test Event Activity Management Software (“TEAMS”) software, WellCheck collects test results and other patient data (in compliance with the Health Insurance Portability and Accountability Act of 1996 (the “HIPPA”)) and aggregates that data for testing event sponsors' use in marketing programs.

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

     WellCheck, funded by third-party sponsors, currently provides cholesterol and related testing services and education to the general public using the L•D•X System. This testing creates additional sales of test cassettes manufactured by our Diagnostic Products business. WellCheck’s professionals provide high quality services and offer test event expertise to both event sponsors and consumers. As part of our testing services, we utilize our proprietary TEAMS technology which automates registration, data acquisition and information management at promotional, corporate wellness and other consumer testing events and provides consumers with a personalized risk assessment for heart disease. WellCheck has developed its technology with the input of some of the foremost authorities on health information privacy practices. TEAMS incorporates procedures that meet state and federal legislation, such as the HIPAA, concerning the use of protected health information.

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

     The ongoing investment relating to WellCheck may result in continuing negative cash flows for that business unit. The development and commercialization of new software and testing programs will require sales, marketing, development and other expenditures. The amount and timing of expenditures will have an impact on our ability to maintain profitability and positive cash flows.

     As WellCheck’s third party sponsorships evolve, the number of testing events and tests performed will vary and revenue will fluctuate. In an effort to diversify our customer base, we have established relationships with various third party sponsors for the upcoming fiscal year, but the exact timing and level of these sponsorships have not yet been finalized. Additionally, WellCheck’s revenue will be influenced by seasonality. During the last two months of the calendar year, promotional testing decreases significantly as sponsors’ budgets become fully spent. In addition, people typically pursue other interests and are less focused on chronic health issues during this time period.

CHOLESTECH CORPORATION

Result of Operations

Thirteen weeks ended December 28, 2001 and December 29, 2000
and
Thirty-nine weeks ended December 28, 2001 and December 29, 2000

     Revenue. During the thirteen weeks ended December 28, 2001, revenue increased 30% to $11.5 million from $8.8 million for the thirteen weeks ended December 29, 2000. Diagnostic Products represented 87% and 90% of our revenue for the third quarter of fiscal 2002 and 2001, respectively. During the thirteen weeks ended December 28, 2001 and December 29, 2000, WellCheck represented 13% and 10% of our revenue, respectively, after inter-company eliminations.

     International revenue increased 20% from $1.6 million to $1.9 million for the thirteen weeks ended December 28, 2001, compared to the same period in fiscal 2001. Our Diagnostic Products segment generated all the international revenue.

     During the thirty-nine weeks ended December 28, 2001, revenue increased 34% to $36.0 million from $26.8 million for the thirty-nine weeks ended December 29, 2000. Diagnostic Products represented 85% and 88% of our revenue for the thirty-nine weeks ended December 28, 2001 and December 29, 2000, respectively. During the same period ended December 28, 2001 and December 29, 2000, WellCheck represented 15% and 12% of our revenue, respectively, after inter-company eliminations.

     International revenue increased 49% from $4.1 million to $6.2 million for the thirty-nine weeks ended December 28, 2001, compared to the same period in fiscal 2001. Our Diagnostic Products segment generated all the international revenue.

     Segment performance was as follows:

•	Diagnostic Products revenue increased $2.0 million, or 25%, from $8.0 million for the thirteen weeks ended December 29, 2000 to $10.0 million for the thirteen weeks ended December 28, 2001. The majority of the increase related to a $1.7 million or 26% improvement in sales of single use test cassettes. Additionally, sales of L•D•X Analyzers were $140,000 or 12% higher over the comparable prior year period.

For the thirty-nine weeks ended December 28, 2001, revenue increased $7.0 million, or 30%, from $23.6 million to $30.6 million. The majority of the increase related to a $5.9 million or 31% improvement in sales of single use test cassettes. Sales of L•D•X Analyzers were $532,000 or 17% higher over the comparable prior year period. Additionally, sales of accessories increased $475,000 or 40% over the same period of the prior year.

•	WellCheck revenue increased $820,000, or 73%, to $1.9 million, before inter-company eliminations, for the thirteen weeks ended December 28, 2001, compared to $1.1 million for the thirteen weeks ended September 29, 2000, before inter-company eliminations. The majority of the increase related to contracts with a single sponsor that accounted for 84% of WellCheck’s revenue in fiscal 2001.

CHOLESTECH CORPORATION
For the thirty-nine weeks ended December 28, 2001, revenue increased 67% to $6.9 million, before inter-company eliminations, from $4.1 million, before inter-company eliminations, for the same period last year. This increase can be attributed to a higher number of test events, most of which relate to a single sponsor.

     Cost of Revenue. Cost of revenue increased 23% to $4.9 million for the thirteen weeks ended December 28, 2001, from $4.0 million for the thirteen weeks ended December 29, 2000. Gross margins were 57% and 55% for the thirteen weeks ended December 28, 2001 and December 29, 2000, respectively. Diagnostic Products accounted for 89% and WellCheck accounted for 11% of the cost of revenue, after inter-company eliminations, for the thirteen weeks ended December 28, 2001. For the thirteen weeks ended December 29, 2000, Diagnostic Products accounted for 90% and WellCheck accounted for 10% of the cost of revenue, after inter-company eliminations.

     For the thirty-nine weeks ended December 28, 2001, the cost of revenue increased $3.0 million, or 26%, to $14.3 million, from $11.4 million for the thirty-nine weeks ended December 29, 2000. Gross margins were 60% and 58% for the thirty-nine weeks ended December 28, 2001 and December 29, 2000, respectively. Diagnostic Products accounted for 88% of the cost of revenue for both the thirty-nine weeks ended December 28, 2001 and December 29, 2000. WellCheck accounted for 12% of the cost of revenue, for both the thirty-nine weeks ended December 28, 2001 and December 29, 2000, after inter-company eliminations.

     Segment performance was as follows:

•	Diagnostic Products cost of revenue includes direct labor, direct material, overhead and royalties. Cost of revenue increased $785,000, driven by a 25% increase in sales, to $4.4 million for the thirteen weeks ended December 28, 2001, from $3.6 million for the thirteen weeks ended December 29, 2000. Gross margins were 56% and 55% of total revenue for the thirteen weeks ended December 28, 2001 and December 29, 2000, respectively. The increase in cost of revenue was mainly related to the increase in sales volume. Additionally, spending was higher for wages, depreciation and other material costs.

The cost of revenue increased $2.6 million, or 26%, to $12.6 million from $10.0 million for the thirty-nine weeks ended December 28, 2001 and December 29, 2000, respectively. Gross margin increased to 59% for the thirty-nine weeks ended December 28, 2001 from 58% for the thirty-nine weeks ended December 29, 2000. The increase in gross margin was due mainly to increased sales volume for single use test cassettes which have a higher gross margin than other products.

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

For the thirteen weeks ended December 28, 2001, total cost of revenue was $994,000, or 51% of revenue before inter-company eliminations, compared to $631,000 or 56% of

CHOLESTECH CORPORATION
revenue before inter-company eliminations for the thirteen weeks ended December 29, 2000. Cost of revenue, for the thirteen weeks ending December 29, 2000, included expenses for a demonstration project, the revenues of which were not planned to cover all the expenses which contributed to the lower gross margin.

For the thirty-nine weeks ended December 28, 2001, cost of revenue was $3.2 million or 47% of revenue before inter-company eliminations versus $2.3 million or 56% of revenue before inter-company eliminations for the same period last year. The decrease in the percentage of revenue was related to certain travel costs that were not reimbursed in the prior year but were paid directly by the customer during the current quarter.

     Sales and Marketing Expenses. Sales and marketing expenses include salaries, commissions, bonuses, travel and expenses for outside services related to marketing programs. Additionally, WellCheck sales and marketing expenses include salaries and related costs of Associates who perform consumer testing. Sales and marketing expenses increased 7%, or $204,000, to $3.3 million for the thirteen weeks ended December 28, 2001, from $3.1 million for the thirteen weeks ended December 29, 2000. Sales and marketing expenses decreased to 29% of revenue from 35% of revenue for the thirteen weeks ended December 28, 2001, as compared to the thirteen weeks ended December 29, 2000. Diagnostic Products accounted for 72% and WellCheck accounted for 28% of sales and marketing expenses for the thirteen weeks ended December 28, 2001. For the thirteen weeks ended December 29, 2000, Diagnostic Products accounted for 65%, WellCheck accounted for 29% and unallocated corporate amounts accounted for 6% of total sales and marketing expenses.

     For the thirty-nine weeks ended December 28, 2001, sales and marketing expenses were $10.8 million compared to $8.1 million for the thirty-nine weeks ended December 29, 2000. As a percentage of revenue, sales and marketing expenses remained at 30% for both the thirty-nine weeks ended December 28, 2001 and December 29, 2000, respectively. Diagnostic Products accounted for 69%, WellCheck accounted for 30% and unallocated corporate amounts accounted for 1% of sales and marketing expenses for the thirty-nine weeks ended December 28, 2001. For the thirty-nine weeks ended December 29, 2000, Diagnostic Products accounted for 71%, WellCheck accounted for 25% and unallocated corporate amounts accounted for 4% of sales and marketing expenses.

     Sales and marketing expenses in each of our segments were as follows:

•	Diagnostic Products sales and marketing expenses increased 19% to $2.4 million for the thirteen weeks ended December 28, 2001, from $2.0 million for the thirteen weeks ended December 29, 2000. Sales and marketing expenses decreased to 24% of revenue for the thirteen weeks ended December 28, 2001, from 25% for the thirteen weeks ended December 29, 2000. Although expenses increased due to additional field sales headcount, trade show and other promotional expenses, the percentage of revenue decreased from the same period last year.

For the thirty-nine weeks ended December 28, 2001, Diagnostic Products sales and marketing expenses increased $1.8 million to $7.5 million from $5.7 million for the thirty-nine weeks ended December 29, 2000. The spending increase related to wages and other related costs for the increased sales staff, and to ongoing marketing programs to

CHOLESTECH CORPORATION
place more L•D•X units with high volume customers, the launch of our ALT product and expanded advertising activity.

•	WellCheck sales and marketing expenses were essentially flat at $920,000 for the third quarters of both fiscal 2002 and 2001. As a percent of revenue, expenses declined to 47% from 82% of revenue, before inter-company eliminations, for the thirteen weeks ending December 28, 2001 and December 29, 2000 respectively. A large portion of the prior year expense was to complete a demonstration program. The demonstration program was not anticipated to be profitable, but sponsorship did cover 19% of the total project cost. Most of the expense for the project was contained in sales and marketing expense.

For the thirty-nine weeks ended December 28, 2001, WellCheck sales and marketing expenses increased $1.1 million to $3.2 million from $2.1 million for the thirty-nine weeks ended December 29, 2000. The increased spending was primarily due to wages and other employee related expenses and depreciation to support the increased testing activity.

•	There were no Corporate sales and marketing expenses for the thirteen weeks ended December 28, 2001 versus $188,000 for the thirteen weeks ended December 29, 2000. Corporate sales and marketing expenses decreased 67% to $105,000 for the thirty-nine weeks ended December 28, 2001, from $316,000 for the thirty-nine weeks ended December 29, 2000. These expenses were related to a public relations marketing project which was completed during the first six months of the year.

     Research and Development Expenses. Research and development expenses include salaries, bonuses, outside services, supplies and depreciation of capital equipment. Research and development expenses increased 8% to $646,000 for the thirteen weeks ended December 28, 2001, from $598,000 for the thirteen weeks ended December 29, 2000. Research and development expenses as a percentage of total revenue decreased to 6% for the thirteen weeks ended December 28, 2001, from 7% for the thirteen weeks ended December 29, 2000. The Diagnostic Products business unit represented 100% of our research and development expenses for both the thirteen weeks ended December 28, 2001 and December 29, 2000.

     During the thirty-nine weeks ended December 28, 2001, research and development expenses were $1.9 million, a 7% decrease from $2.0 million for the corresponding period of fiscal 2001. Research and development cost declined as a percentage of total revenue to 5% during the thirty-nine weeks ended December 28, 2001 from 8% during the thirty-nine weeks ended December 29, 2000. Diagnostic Products accounted for 100% of the research and development expenses for the thirty-nine weeks ended December 28, 2001 and 81% of the research and development expenses for the thirty-nine weeks ended December 29, 2000. WellCheck accounted for 19% of the research and development expenses for the thirty-nine weeks ended December 29, 2000.

     Research and development expenses in each of our segments were as follows:

•	Diagnostic Products research and development expenses increased $48,000 or 8% for the thirteen weeks ended December 28, 2001, to $646,000 compared to $598,000 in the thirteen weeks ended December 29, 2000. The increase was attributable to wages and other staff related expense, as headcount was increased over the prior year.

CHOLESTECH CORPORATION
During the thirty-nine weeks ended December 28, 2001, research and development expenses increased $251,000 or 15%, to $1.9 million from $1.6 million for the thirty-nine weeks ended December 29, 2000. The increase in research and development expenses was due to the addition of new Associates and the resulting additional laboratory supplies.

•	WellCheck incurred no research and development expenses in the thirteen weeks ended December 28, 2001 and December 29, 2000. During the thirty-nine weeks ended September 28, 2001, WellCheck incurred no research and development expenses compared with $392,000 of research and development expenses during the thirty-nine weeks ended December 29, 2000.

     Website and Related Costs. Website and related costs include expenses related to web hosting and related outside services. For the thirteen weeks ended December 28, 2001, website and related costs were $37,000 or less than 1% of revenue compared to $449,000 or 5% of revenue for the thirteen weeks ended December 29, 2000. The decline in costs relates mainly to the elimination of amortization of the web site in fiscal 2001 as the cost of web site was written off at the end of fiscal 2001. Additionally, the elimination of the maintenance of, and modifications to, the website starting in the first quarter of the current fiscal year, contributed to this decline. All website and related costs were attributable to the WellCheck segment.

     During the thirty-nine weeks ended December 28, 2001, website and related costs were $206,000, a 79% decrease from $976,000 for the corresponding period of fiscal 2001. Website and related costs decreased as a percentage of total revenue to 1% during the thirty-nine weeks ended December 28, 2001 from 4% during the thirty-nine weeks ended December 29, 2000. WellCheck accounted for all website and related costs for both the thirty-nine weeks ended December 28, 2001 and December 29, 2000.

     General and Administrative Expenses. General and administrative expenses include compensation, benefits and expenses for outside professional services including information services, legal and accounting. General and administrative expenses increased 17% to $1.4 million for the thirteen weeks ended December 28, 2001, from $1.2 million for the thirteen weeks ended December 29, 2000. General and administrative expenses decreased to 12% from 14% of revenue for the thirteen weeks ended December 28, 2001 and for the same period ended December 29, 2000. Unallocated corporate expenses represented 72%, Diagnostic Products represented 15% and WellCheck represented 13% of our general and administrative expenses for the thirteen weeks ended December 28, 2001. Unallocated corporate expenses accounted for 68%, Diagnostic Products accounted for 17% and WellCheck accounted for 15% of the general and administrative expenses for the thirteen weeks ended December 29, 2000.

     For the thirty-nine weeks ended December 28, 2001, general and administrative expenses increased $1.1 million, or 29%, from $3.8 million to $4.9 million for the same period ended December 29, 2000. General and administrative expenses remained at 14% of revenue for both the thirty-nine weeks ended December 28, 2001 and December 29, 2000. Unallocated corporate expenses represented 69%, WellCheck represented 19% and Diagnostic Products represented 12% of our general and administrative expenses for the thirty-nine weeks ended December 28, 2001. Unallocated corporate expenses accounted for 67%, WellCheck accounted for 17% and Diagnostic Products accounted for 16% of the general and administrative expenses for the thirty-nine weeks ended December 29, 2000.

CHOLESTECH CORPORATION

     General and administrative expenses in each of our segments were as follows:

•	Diagnostic Products general and administrative expenses remained flat at $212,000 for the thirteen weeks ended December 28, 2001 and December 29, 2000.

For the thirty-nine weeks ended December 28, 2001, general and administrative expenses decreased 4% to $596,000 from $618,000 for same period of fiscal 2001. The decrease was attributed to reduced outside professional services.

•	WellCheck general and administrative expenses increased $17,000 or 10% to $194,000 for the thirteen weeks ended December 28, 2001 from $177,000 for the thirteen weeks ended September 29, 2000. The increase was attributed to higher headcount.

For the thirty-nine weeks ended December 28, 2001, general and administrative expenses increased 43% to $915,000 from $639,000 for the thirty-nine weeks ended December 29, 2000. The increase was attributed to wages and costs related to the severance package for this business segment’s former chief operating officer and higher allocated shared costs.

•	Corporate general and administrative expenses increased 22% to $1.0 million for the thirteen weeks ended December 28, 2001 from $840,000 for the thirteen weeks ended December 29, 2000. The increase was attributed to additional Associates hired during the second half of fiscal 2001, insurance and shared expenses for facilities, human resources and information services.

For the thirty-nine weeks ended December 28, 2001, general and administrative expenses increased 34% to $3.4 million from $2.5 million for the thirty-nine weeks ended December 29, 2000. The increase was attributed to the severance expense for our former chief financial officer, wages and other costs relating to the addition of new Associates, insurance and shared expenses for facilities, human resources and information services.

     Goodwill amortization. As the result of our early adoption of SFAS No. 142, there was no goodwill amortization for the thirteen and thirty-nine weeks ended December 28, 2001 compared to $196,000 and $504,000, respectively, for the thirteen and thirty-nine weeks ended December 29, 2000. Goodwill amortization for the thirteen and thirty-nine weeks ended December 29, 2000 related exclusively to the amortization of goodwill incurred upon the acquisition of Health Net, Inc. in January 2000.

     Interest and other income, net. Interest and other income, net, reflects income from the investment of cash balances and marketable securities. Interest income decreased 56% to $62,000 for the thirteen weeks ended December 28, 2001 from $141,000 for the thirteen weeks ended December 29, 2000. For the thirty-nine weeks ended December 28, 2001 and December 29, 2000, the interest income was $299,000 and $468,000, respectively. These decreases were the result of decreased yields on investments.

     Income Taxes. For the thirteen weeks ended December 28, 2001, the provision for income taxes was $48,000 versus a benefit of $18,000 for the thirteen weeks ended December 29, 2000. The provision for income taxes increased 664% to $168,000 for the thirty-nine weeks ended December 28, 2001 from $22,000 for the thirty-nine weeks ended December 29, 2000. Since we have significant net operating losses and tax credit carryforwards, the provision for income taxes for the thirteen weeks and thirty-nine weeks ended December 28, 2001 primarily represents the

CHOLESTECH CORPORATION

estimated alternative minimum tax. Management expects to utilize additional net operating loss and other tax carryforward amounts to the extent income is earned during the remainder of fiscal 2002. Our estimated effective tax rate is expected to remain below the federal statutory rate throughout fiscal 2002.

Liquidity and Capital Resources

     We have financed our operations primarily through the sale of equity securities and from positive cash flows from operations. From inception to December 28, 2001, we raised $78.1 million in net proceeds from equity financings. As of December 28, 2001, we had $18.5 million of cash, cash equivalents and short and long-term marketable securities. In addition to these amounts, we have available an $8.0 million revolving bank line of credit with Wells Fargo Bank, N.A. While the line of credit is in effect, we are required to deposit assets with a collective value, as defined in the line of credit agreement, equivalent to no less than 100% of the outstanding principal balance. Amounts outstanding under the line of credit bear interest at 0.5% below the bank’s prime rate. The line of credit agreement expires on July 1, 2003. As of December 28, 2001, we had no borrowings outstanding under this line of credit.

     During the thirty-nine weeks ended December 28, 2001, $3.1 million of cash was provided by operating activities compared to $1.4 million of cash provided in the thirty-nine weeks ended December 29, 2000. The cash provided by operating activities for the thirty-nine weeks ended December 28, 2001 was comprised of net income of $4.0 million and adjustments for non-cash items including $2.0 million for depreciation and amortization and provision for doubtful accounts. This was offset by increases of $1.6 million in accounts receivable, $1.2 million in inventory and $127,000 in prepaid expenses. For the comparable period of fiscal 2001, cash provided was comprised of net income of $427,000 plus adjustments for non-cash items, including $2.6 million of depreciation and provision for doubtful accounts. This was offset by a combined $821,000 increase in accounts receivable and inventory and a $1.0 million decrease in accrued payables.

     Net cash used in investing activities was $5.2 million in the thirty-nine weeks ended December 28, 2001, consisting primarily of the net purchase of $2.9 million in marketable securities and additional production and facility equipment costs of $2.3 million. For the thirty-nine weeks ended December 29, 2000, we purchased $4.0 million of capital equipment and had a net purchase of $389,000 of marketable securities.

     Proceeds from our stock option exercises and stock purchase programs provided $5.3 million in the thirty-nine weeks ended December 28, 2001. For the thirty-nine weeks ended December 29, 2000, $463,000 was provided by exercises of options pursuant to our stock incentive and stock purchase programs.

     During the remainder of fiscal 2002, we intend to expend approximately $700,000 for capital purchases related to expansion of our information technology systems, expansion of our manufacturing capacity and research and development. As of December 28, 2001, however, no contracts have been signed and schedules have not been set with respect to these activities.

CHOLESTECH CORPORATION

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

     We have historically experienced significant operating losses and operate in an industry subject to rapid technological changes. Management believes that there is sufficient uncertainty regarding our ability to generate future taxable income to utilize our net operating loss and tax credit carryforwards in future periods such that a full valuation allowance for deferred tax assets has been recorded as of December 28, 2001. We continuously evaluate our future expectations with respect to future taxable income and at such time as it is determined that it is more likely than not that all or some of the deferred tax assets are realizable, the valuation allowance will be reduced.

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

CHOLESTECH CORPORATION

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

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144”), which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. This Statement supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of. Management does not expect the adoption of SFAS No. 144 to have a material impact on the Company’s financial position and results of operations.

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

CHOLESTECH CORPORATION

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

     WellCheck derives the majority of its revenue from third parties using our testing services to promote their products. For our testing services business to succeed, we must increase and diversify the current number of third-party relationships to grow our business. For calendar year 2001, WellCheck had a contract with GMR with respect to various promotional programs conducted for Pfizer Inc. (“Pfizer”), which accounted for a significant portion of our testing revenue. We are currently in discussions with Pfizer to renew this business and with additional third party sponsors to establish relationships with WellCheck. Pfizer has committed to renewing the convention portion of its business with us but has not yet made a decision about renewing the larger Lipitor portion of its business. If third parties such as Pfizer decline to participate in the future or reduce the amount of their sponsorship, consumers will be much less likely to use our testing services and our revenue will be greatly reduced and our testing services business may fail.

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

CHOLESTECH CORPORATION

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

     Historically, we have experienced significant operating losses and negative cash flows from operations. As of December 28, 2001, we had an accumulated deficit of $44.0 million. Our first profitable quarter was the third quarter of fiscal 1998, and our first profitable year was fiscal 1998. We recorded a net loss of $2.6 million for fiscal 2001. For the nine-month period ended December 28, 2001, we recorded a net profit of $2.9 million. Our profitability and positive cash flows from operations in the future will require:

•	Broadening market acceptance of our existing product offerings;

•	Successfully developing, introducing and marketing additional test cassettes or other products for our Diagnostic Products business; and

•	Successfully developing our testing services business.

We may experience significant fluctuations in revenue and results of operations on a quarter to quarter basis in the future.

     Our quarterly operating results may fluctuate due to numerous factors, including:

•	The timing and amount of expenditures required for the continued development of our testing services business;

•	The timing and level of market acceptance of the L•D•X System;

•	The timing of the introduction and availability of new tests;

•	The timing and level of expenditures associated with research and development activities;

•	The timing and level of expenditures associated with expansion of sales and marketing activities and overall operations;

•	Variations in manufacturing efficiencies;

•	The timing and establishment of strategic distribution arrangements and the success of the activities conducted under such arrangements;

CHOLESTECH CORPORATION

•	Changes in demand for our products based on changes in third party reimbursement, competition, changes in government regulation and other factors;

•	The timing of significant orders from, and shipments, to customers;

•	Product pricing and discounts;

•	The timing and level of third-party sponsorship of our testing services business;

•	Seasonality of our testing business;

•	Variations in the mix of products sold; and

•	General economic conditions.

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

CHOLESTECH CORPORATION

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

     Our L•D•X and cassette manufacturing lines would be costly and time consuming to repair or replace if their operation were interrupted. The interruption of our manufacturing operations or the loss of Associates dedicated to the manufacturing facility could severely harm our business. The risks involving our manufacturing lines include:

•	As our production levels have increased, we have been required to use our machinery more hours per day and the down time resulting from equipment failure has increased;

•	The custom nature of much of our manufacturing equipment increases the time required to remedy equipment failures and replace equipment;

•	We have a limited number of Associates dedicated to the operation and maintenance of our manufacturing equipment, the loss of whom could impact our ability to effectively operate and service such equipment; and

•	We manufacture all cassettes at our Hayward, California manufacturing facility, so manufacturing operations are at risk to interruption from earthquake, fire, power outages or other events affecting this one location.

•	We are currently in the process of scaling up our recently installed and validated third manufacturing line to full production capability. Our failure to increase production levels and operate this line at full production capability for an extended period would impact our ability to increase our manufacturing capacity

We rely on a continuous power supply to conduct our operations, and a reoccurrence of California’s recent energy crisis could disrupt our operations and increase our expenses.

     California recently experienced an energy crisis that could disrupt our operations and increase our expenses if the crisis were to reoccur. In the event of an acute power shortage (i.e.

CHOLESTECH CORPORATION

when power reserves for the State of California fall below 1.5%), California has in the past implemented, and may in the future continue to implement, rolling blackouts throughout California. We have recently installed a building generator to use in the event of a prolonged blackout. Our current insurance does not provide coverage for any damages we or our customers may suffer as a result of any interruption in our power supply. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our facilities. Any such interruption in our ability to continue operations at our facilities could damage our reputation, harm our ability to retain existing customers and to obtain new customers and could result in lost revenue, any of which could substantially harm our business and results of operations.

Our operating results may suffer if we do not reduce our manufacturing costs.

     We believe we will be required to reduce manufacturing costs for new and existing test cassettes to achieve sustained profitability. We currently operate three manufacturing lines for dry chemistry cassettes. We have recently installed and validated our third manufacturing line, and we are currently in the process of scaling it up to full production capability. The complexity and custom nature of our manufacturing process increases the amount of time and money required to add an additional manufacturing line. Despite our efforts, the new manufacturing line may not operate at full production volume for a prolonged period. Also, we may need to implement additional cassette manufacturing cost reduction programs. Failure to implement the new dry chemistry manufacturing line could prevent us from satisfying customer orders in a timely manner, which could lead to customer dissatisfaction and loss of business. Failure to implement the new line could also prevent us from reducing manufacturing costs for dry chemistry tests, and prevent us from achieving sustained profitability.

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

CHOLESTECH CORPORATION

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

     Sales to a limited number of customers have accounted for a significant portion of our revenue in each fiscal period. We have experienced periods in which sales to some of our major customers, as a percentage of total revenue, have fluctuated due to delays or failures to place expected orders. We expect that sales to a limited number of customers will continue to account for a substantial portion of our total revenue in future periods. In fiscal 2000, Physician Sales and Service, Inc. accounted for approximately 16.9% of our total revenue and GMR Marketing, Inc. (“GMR”) accounted for less than 1% of our total revenue. In fiscal 2001, Physician Sales and Service, Inc. accounted for approximately 16.4% of our total revenue and GMR accounted for approximately 7.4% of our total revenue. We do not have long-term agreements with any of our customers. Customers generally purchase our products pursuant to cancelable short-term purchase orders. If we were to lose a major customer or if orders by or shipments to a major customer were to otherwise decrease or be delayed, our results of operations would be harmed.

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

CHOLESTECH CORPORATION

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

CHOLESTECH CORPORATION

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

CHOLESTECH CORPORATION

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

CHOLESTECH CORPORATION

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

     In the past, patent infringement claims have been asserted against us. In December 1999, an injunction was filed in Zug, Switzerland by Roche Diagnostics, a subsidiary of Roche Holdings, Ltd., seeking a cease and desist order barring us and two of our distributors from distributing HDL assay single-use test cassettes in Switzerland. The complaint alleges that we violated a Roche European patent for HDL. At this point in time no schedule has been set regarding additional court activity. Additionally, in January 2000, a complaint was filed in the District Court, Dusseldorf, Germany against us and two of our distributors seeking a cease and desist order barring the distributors from shipping HDL single-use test cassettes into Germany. The complaint alleges we and our distributors violated a Roche German priority patent for HDL by selling our single-use test cassette containing a HDL assay. On December 4, 2001, a hearing was held in Dusseldorf, Germany at which Cholestech and Roche witnesses testified. No date has yet been set for further court activity. In September 2000, we were served a complaint, No. Ei/Ti ROCH 04002, filed in Vienna, Austria by Roche Diagnostics, seeking a cease and desist order barring us and one of our distributors from distributing HDL assay single-use test cassettes in Austria. The complaint alleges that we violated a Roche European patent for HDL. At this point, no schedule has been set regarding court activity. We believe all suits are without merit and intend to defend the cases vigorously. We do not believe that we engaged in any wrongdoing and that the outcome of this matter will not result in a material adverse effect; however, there can be no assurance that the lawsuits will be resolved in our favor.

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

CHOLESTECH CORPORATION

Also, our future licenses may not be adequate for the operation of our business. Failure to obtain adequate licenses on commercially reasonable terms could prevent us from producing our products and severely harm our business.

We may not be able to effectively compete against other providers of diagnostic products and testing services, which could cause our sales to decline.

     The markets for diagnostic products and testing services in which we operate are intensely competitive. Our competition consists mainly of clinical and hospital laboratories, as well as manufacturers of bench top analyzers. To achieve market acceptance for the L•D•X System, we must demonstrate that the L•D•X System is an attractive alternative to bench top analyzers as well as to clinical and hospital laboratories. This will require physicians to change their established means of having such tests performed. The L•D•X System may not be able to compete with these other testing services and analyzers. In addition, companies having a significant presence in the market for therapeutic monitoring, such as Abbott Laboratories, Bayer Diagnostics, Beckman Coulter, Inc. and Roche Diagnostics (a subsidiary of Roche Holdings, Ltd.) have developed or are developing analyzers designed for near-patient testing. These competitors have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than us. These competitors also offer broader product lines than us, have greater name recognition than us and offer discounts as a competitive tactic. In addition, several smaller companies are currently making or developing products that compete or will compete with ours. We may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully in the future. Even if we do have such resources and capabilities, we may not employ them successfully.

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

CHOLESTECH CORPORATION

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

We intend to expend substantial funds for capital expenditures and working capital related to research and development, expansion of sales and marketing activities and other working capital and general corporate purposes. Also, we plan to expend significant amounts in developing our testing services business. Although we believe our cash, cash equivalents, marketable securities, cash flow anticipated to be generated by future operations and available bank borrowings under an existing line of credit will be sufficient to meet our operating requirements for the foreseeable future, we may still require additional financing. For example, we may be required to expend greater than anticipated funds if unforeseen difficulties arise in expanding manufacturing capacity for existing cassettes or in the course of completing required additional development, obtaining necessary regulatory approvals, obtaining waived status under CLIA or introducing or scaling up manufacturing for new tests. Developing our testing services business may also require more capital than we currently anticipate. This possibility is increased given our lack of experience in the markets addressed by this business.

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

CHOLESTECH CORPORATION

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

CHOLESTECH CORPORATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosures

     Our exposure to market risks is inherent in our operations, primarily to interest rates relating to our investment portfolio. We do not use derivative financial instruments in our investment portfolio and had no holdings of derivative financial or commodity instruments as of December 28, 2001.

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

	Fiscal Year

	2002	2003	2004	Total	Fair Value

	(in thousands)
Cash, cash equivalents	$7,276	$—	$—	$7,276	$7,276
Short-term marketable securities	$990	$4,512	$—	$5,502	$5,502
Weighted average interest rate	1.38%	3.82%	—
Long-term marketable securities	$—	$3,676	$2,065	$5,741	$5,741
Weighted average interest rate	—	5.81%	5.81%

Qualitative Disclosures

Our primary interest rate risk exposures relate to:

•	The available for sale securities will fall in value if market interest rates increase.

•	The impact of interest rate movements on our ability to obtain adequate financing to fund future operations.

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

     In January 2000, a complaint, No. 4 O 4/00, was filed in the District Court, Dusseldorf, Germany by Roche Diagnostics against us, and two of our distributors, seeking a cease and desist order barring the distributors from shipping HDL single-use test cassettes into Germany. The complaint alleges we, and our distributors, violated a Roche German priority patent for HDL by selling our single-use test cassette containing a HDL assay. On December 4, 2001, a hearing was held in Dusseldorf, Germany at which Cholestech and Roche witnesses testified. No date has yet been set for further court activity. We believe the suit is without merit and intend to defend the case vigorously. Therefore, we do not believe that the outcome of this matter will result in a material adverse effect. However, there can be no assurance that the lawsuit will be resolved in our favor.

     On August 2, 2000, we filed a complaint, No. 3 Ni 40/00, in Munich, Germany seeking nullification of the German patent for measurement of HDL cholesterol owned by Roche Diagnostics. On December 6, 2001, a hearing was held in Munich on the merits of the nullity complaint. The federal Patent Court partially voided the Roche German patent while maintaining certain aspects of our claims with additional restrictions.

     In September 2000, we were served a complaint, No. Ei/Ti ROCH 04002, filed in Vienna, Austria by Roche Diagnostics, seeking a cease and desist order barring us and one of our distributors from distributing HDL assay single-use test cassettes in Austria. The complaint alleges that we violated a Roche European patent for HDL. At this point, no schedule has been

CHOLESTECH CORPORATION

set regarding court activity. There can be no assurance as to whether the plaintiff will take any additional action or whether any additional action will be resolved in our favor.

CHOLESTECH CORPORATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

None.

(b) Reports on Form 8-K.

We did not file any reports on Form 8-K during the thirty-nine weeks ended December 28, 2001.

CHOLESTECH CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOLESTECH CORPORATION

Date: February 7, 2002	/s/ Warren E. Pinckert II Warren E. Pinckert II President and Chief Executive Officer (Principal Executive Officer)

Date: February 7, 2002	/s/ William W. Burke William W. Burke Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)