Form 10-Q
period 2002-09-27
CHOLESTECH CORPORATION
filed 2002-11-07
CIK 887227

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the quarterly period ended September 27, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the transition period from _______________ to _______________

Commission file number: 000-20198

CHOLESTECH CORPORATION

(Exact name of registrant as specified in its charter)

California	94-3065493
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes [X]  No [   ]

As of October 25, 2002, 13,618,687 shares of the registrant’s common stock were outstanding.

CHOLESTECH CORPORATION
INDEX

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CHOLESTECH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	Sept. 27, 2002	March 29, 2002(1)

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,636	$8,800
Marketable securities	7,346	8,227
Accounts receivable, net	4,523	3,725
Inventories, net	5,260	4,973
Prepaid expenses and other current assets	1,821	1,153

Total current assets	26,586	26,878
Property and equipment, net	7,424	7,650
Long-term investments	10,754	5,080
Goodwill, net	3,143	3,143

Total assets	$47,907	$42,751

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$3,242	$2,814
Accrued payroll and benefits	2,694	3,100
Other liabilities	101	116

Total current liabilities	6,037	6,030

Contingencies (note 6)
Shareholders’ equity:
Common stock	81,714	79,200
Accumulated other comprehensive income	99	1
Accumulated deficit	(39,943)	(42,480)

Total shareholders’ equity	41,870	36,721

Total liabilities and shareholders’ equity	$47,907	$42,751

(1)	The information in this column was derived from the Company’s audited consolidated financial statements for the fiscal year ended March 29, 2002.

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,
	2002	2001	2002	2001

Revenue:
Product	$11,907	$10,259	$23,039	$20,615
Service	246	1,880	682	3,902

Total revenue	12,153	12,139	23,721	24,517

Cost of revenue:
Product	5,245	3,845	9,278	8,231
Service	230	598	521	1,202

Total cost of revenue	5,475	4,443	9,799	9,433

Gross profit	6,678	7,696	13,922	15,084

Operating expenses:
Sales and marketing	3,488	3,879	7,316	7,453
Research and development	726	637	1,419	1,251
General and administrative	1,422	1,518	2,760	3,465
Website and related costs	—	92	—	169

Total operating expenses	5,636	6,126	11,495	12,338

Income from operations	1,042	1,570	2,427	2,746
Interest and other income, net	131	116	217	237

Income before provisions for income taxes	1,173	1,686	2,644	2,983
Provision for income taxes	49	68	107	120

Net income	$1,124	$1,618	$2,537	$2,863

Net income per share:
Basic	$0.08	$0.13	$0.19	$0.23

Diluted	$0.08	$0.12	$0.18	$0.22

Shares used to compute net income per share:
Basic	13,605	12,458	13,472	12,281

Diluted	14,263	13,390	14,372	12,836

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Twenty-Six Weeks Ended

	Sept. 27, 2002	Sept. 28, 2001

Cash flows from operating activities:
Net income	$2,537	$2,863
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,244	1,209
Stock compensation	(63)	41
Change in allowance for doubtful accounts	11	47
Change in inventory reserve	70	—
Change in allowance for sales returns	36	—
Changes in assets and liabilities:
Accounts receivable	(845)	(1,376)
Inventories	(357)	(1,363)
Prepaid expenses and other assets	(666)	(692)
Accounts payable and accrued expenses	428	415
Payment of legal settlement	—	(855)
Accrued payroll and benefits	(406)	480
Other liabilities	(15)	25

Net cash provided by (used in) operating activities	1,974	794

Cash flows from investing activities:
Sales and maturities of marketable securities	19,605	10,863
Purchases of marketable securities	(24,300)	(11,639)
Purchases of property and equipment	(1,020)	(1,625)

Net cash used in investing activities	(5,715)	(2,401)

Cash flows from financing activities:
Purchase of treasury stock	(78)	—
Issuance of common stock	2,655	3,017

Net cash provided by financing activities	2,577	3,017

Net increase (decrease) in cash and cash equivalents	(1,164)	1,410
Cash and cash equivalents at beginning of period	8,800	4,052

Cash and cash equivalents at end of period	$7,636	$5,462

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Interim Results

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

2.	Balance Sheet Data

The components of inventories are as follows (in thousands):

	Sept. 27, 2002	March 29, 2002

Raw materials	$1,565	$1,573
Work-in-process	2,044	1,613
Finished goods	1,651	1,787

	$5,260	$4,973

3.	Derivative Financial Instruments

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

The Company accounts for its derivative financial instruments in accordance with Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), Accounting for Derivative

Instruments and Hedging Activities. All of the Company’s derivative financial instruments are recorded at fair value based upon quoted market prices for comparable instruments. For derivative instruments designated and qualifying as cash flow hedges of anticipated foreign currency denominated transactions, the effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income/(loss) in stockholders’ equity, and is reclassified into earnings when the related inventory is sold and the hedged transaction affects earnings. If the transaction being hedged fails to occur, a forecasted transaction being hedged is no longer expected to occur, or the hedging is determined to be ineffective, the gain or loss on the associated financial instrument is recorded immediately in earnings. For derivative instruments used to hedge existing foreign currency denominated assets or liabilities, the gain or loss on these hedges is recorded immediately in earnings to offset the changes in the fair value of the assets or liabilities being hedged.

At September 27, 2002, the Company had outstanding forward contracts to purchase £837,000 for approximately $1.3 million. The open contracts mature at various dates through April 17, 2003 and hedge certain forecasted inventory purchases denominated in the British Pound Sterling. The unrealized gains on the forward contracts at September 27, 2002 were $16,000, all of which is expected to be reclassified to earnings within the next 12 months. There was no gain or loss recorded in the period from hedge ineffectiveness or from forecasted transactions no longer expected to occur.

4.	Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all potential common stock outstanding during a period, if dilutive.

A reconciliation of the basic and diluted earnings per share calculations follows:

	(In thousands, except per share data)
	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	Sept. 27, 2002			Sept. 27, 2002

	Net			Net
	Income	Shares	Per Share	Income	Shares	Per Share

Basic EPS	$1,124	13,605	$0.08	$2,537	13,472	$.019
Effect of dilutive Securities	—	658	—	—	900	(0.01)

Diluted EPS	$1,124	14,263	$0.08	$2,537	14,372	$0.18

	(In thousands, except per share data)
	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	Sept. 28, 2001			Sept. 28, 2001

	Net			Net
	Income	Shares	Per Share	Income	Shares	Per Share

Basic EPS	$1,618	12,458	$0.13	$2,863	12,281	$.023
Effect of dilutive Securities	—	932	(0.01)	—	555	(0.01)

Diluted EPS	$1,618	13,390	$0.12	$2,863	12,836	$0.22

As of September 27, 2002, options to purchase 780,147 shares of common stock were considered anti-dilutive because the respective exercise prices were greater than the average fair market value of the common stock. As of September 28, 2001, options to purchase 284,777 shares of common stock were considered anti-dilutive because the respective exercise prices were greater than the average fair market value of the common stock.

5.	Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, Rescission of FASB Statement No 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS No. 145”), which was effective for the Company beginning June 28, 2002. SFAS No. 145 addresses gains or losses from extinguishment of debt and the accounting treatment of certain lease modifications similar to sales leaseback transactions. The adoption of SFAS No. 145 did not have a material impact on financial reporting and related disclosures of the Company.

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

On August 2, 2002, a complaint, No. F5700-02, was filed in the Commercial Court, Leuven Belgium by N.V. Euromedix against the Company seeking damages for the termination of a distribution agreement with Cholestech. In the complaint, N.V. Euromedix claims the Company wrongfully terminated their implied distribution agreement for Europe and parts of the Middle East. The Company believes the claim is without merit and intends to defend the claim vigorously. However, there can be no assurance the action will be resolved in the Company’s favor.

On December 23, 1999, a complaint entitled Roche Diagnostics GmbH v. Health Care Solutions AG, Euromedix N.V./SA and Cholestech Corporation was filed with the Canton Court of the Canton Zug in Zug, Switzerland by Roche Diagnostics seeking a cease and desist order barring the Company and two of its distributors from distributing HDL assay single-use test cassettes in Switzerland. The complaint alleges that the Company violated a Roche European patent for HDL. On July 11, 2000, the court denied the plaintiff’s request for an injunction and ordered it to pay a portion of the Company’s legal fees. On May 2, 2002, in response to the Company’s motion, the court ruled that it did not have local jurisdiction over the Company and ordered the plaintiff to pay its legal fees. Roche Diagnostics has subsequently appealed the May 2, 2002 decision by the Canton Court of the Canton Zug. On October 7, 2002 the Swiss Federal Tribunal revoked the decision of the District court, Zug, and referred the case back to the court. On the same day, the Swiss Federal tribunal dismissed the Constitutional appeal filed by Roche. There can be no assurance as to whether the appeal of this ruling or whether any additional action will be resolved in the Company’s favor. At this point in time, no schedule has been set regarding additional court activity.

In January 2000, a complaint, No. 4 O 4/00, was filed in the District Court, Dusseldorf, Germany by Roche Diagnostics against the Company, and two of its distributors, seeking a cease and desist order barring the Company and its distributors from selling HDL single-use test cassettes in Germany. The complaint alleges the Company and its distributors violated a Roche German priority patent for HDL by selling its single-use test cassette containing a HDL assay. On December 4, 2001, a hearing was held in Dusseldorf, Germany at which Cholestech and Roche witnesses testified. On October 29, 2002 the District Court, Dusseldorf held a hearing on the merits of the case. The court did not render a decision but rather recommended that the parties reach a settlement by December 6, 2002. If a settlement is not reached by that date a court decision will be issued on December 19, 2002. The Company believes the suit is without merit and intends to defend the case vigorously. However, there can be no assurance that the lawsuit will be resolved in the Company’s favor.

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

In September 2000, a complaint, No. Ei/Ti ROCH 04002 was filed in Vienna, Austria by Roche Diagnostics, seeking a cease and desist order barring the Company and one of its distributors from distributing HDL assay single-use test cassettes in Austria. The complaint alleges that the Company violated a Roche European patent for HDL. On August 9, 2002, the Austrian court published the official decision suspending the patent infringement procedure. There can be no assurance as to whether the plaintiff will take any additional action or whether any additional action will be resolved in the Company’s favor.

Management believes that the Company will ultimately prevail in these legal proceedings; however, an adverse ruling could result in a material adverse impact on the Company’s financial position, results of operations or cash flows in a future period. Additionally, the Company is subject to various legal claims and assessments in the ordinary course of business, none of which are expected by management to result in a material adverse effect on the consolidated financial statements.

7.	Comprehensive Income

The Company’s total comprehensive income was as follows (in thousands):

	Thirteen Weeks Ended

(unaudited)	Sept. 27, 2002	Sept. 28, 2001

Net income	$1,124	$1,618
Change in unrealized gain on investments, net	20	68
Change in fair value of derivative contracts	12	—

Total comprehensive income	$1,156	$1,686

	Twenty-Six Weeks Ended

(unaudited)	Sept. 27, 2002	Sept. 28, 2001

Net income	$2,537	$2,863
Change in unrealized gain on investments, net	82	58
Change in fair value of derivative contracts	16	—

Total comprehensive income	$2,635	$2,921

8.	Segment Information

The Company has two reportable segments, Diagnostic Products and WellCheck. The two segments are strategic business units that offer different products, and as a result, are managed separately. The accounting policies of the segments are consistent with the Company’s corporate accounting policies. Segment data excludes all corporate headquarters costs as they are not allocated to the operating segments, and inter-segment revenue is eliminated. Inter-segment revenue is recorded approximately at third-party purchase prices. Asset information by segment has not been presented as the Company does not produce such information.

Results for the thirteen weeks ended September 27, 2002 and September 28, 2001 by segment are as follows (in thousands):

	Diagnostic				Inter-		Cholestech
	Products		WellCheck		Company		Segments

	2002	2001	2002	2001	2002	2001	2002	2001

Net revenue	$11,907	$10,259	$300	$2,441	$(54)	$(561)	$12,153	$12,139
Cost of revenue	5,245	3,844	284	1,160	(54)	(561)	5,475	4,443

Gross profit	6,662	6,415	16	1,281	—	—	6,678	7,696

Operating expenses:
Sales and marketing	2,933	2,699	555	1,167	—	—	3,488	3,866
Research and development	726	637	—	—	—	—	726	637
General and administrative	34	172	81	221	—	—	115	393
Website and related costs	—	—	—	92	—	—	—	92

Total operating expenses	3,693	3,508	636	1,480	—	—	4,329	4,988

Segment Income (loss) from operations	$2,969	$2,907	$(620)	$(199)	$—	$—	$2,349	$2,708

     Reconciliation of segment profit to the Company’s consolidated totals (in thousands):

	Sept 27, 2002	Sept. 28, 2002

Total income from operations for reportable segments	$2,349	$2,708
Unallocated corporate expenses	(1,307)	(1,138)
Interest income	131	116
Provision for income taxes	(49)	(68)

Net income	$1,124	$1,618

Results for the twenty-six weeks ended September 27, 2002 and September 28, 2001 by segment are as follows (in thousands):

	Diagnostic				Inter-		Cholestech
	Products		WellCheck		Company		Segments

	2002	2001	2002	2001	2002	2001	2002	2001

Net revenue	$23,039	$20,615	$845	$4,948	$(163)	$(1,046)	$23,721	$24,517
Cost of revenue	9,278	8,231	684	2,248	(163)	(1,046)	9,799	9,433

Gross profit	13,761	12,384	161	2,700	—	—	13,922	15,084

Operating expenses:
Sales and marketing	6,117	5,081	1,199	2,267	—	—	7,316	7,348
Research and development	1,419	1,251	—	—	—	—	1,419	1,251
General and administrative	72	384	163	721	—	—	235	1,105
Website and related costs	—	—	—	169	—	—	—	169

Total operating expenses	7,608	6,716	1,362	3,157	—	—	8,970	9,873

Segment Income (loss) from operations	$6,153	$5,668	$(1,201)	$(457)	$—	$—	$4,952	$5,211

Reconciliation of segment profit to the Company’s consolidated totals (in thousands):

	Sept. 27,	Sept. 28,
	2002	2001

Total income from operations for reportable segments	$4,952	$5,211
Unallocated corporate expenses	(2,525)	(2,465)
Interest income	217	237
Provision for income taxes	(107)	(120)

Net income	$2,537	$2,863

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under “Factors Affecting Future Operating Results” and elsewhere in this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under “Factors Affecting Future Operating Results”. These factors may cause our actual results to differ materially from any forward-looking statement.

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

     Diagnostic Products currently manufactures the LDX System, which includes the LDX Analyzer and a variety of single-use test cassettes, and markets the LDX System in the United States of America, Europe, Asia and South America. The LDX System allows healthcare providers to perform individual tests or combinations of tests with a single drop of blood from a fingerstick within five minutes. Our current products measure and monitor blood cholesterol, related lipids, glucose and liver function, and are used to test patients at risk of or suffering from heart disease, diabetes and liver disease. The LDX System can also provide the Framingham Risk Assessment from the patient’s results as measured on the lipid profile cassette.

     Diagnostic Products also markets and distributes the GDX System under a multi-year global distribution agreement with Provalis Diagnostics Ltd. We began distributing the GDX System under this agreement in July 2002. The Cholestech GDX is a CLIA-waived hemoglobin A1C (“A1C”) testing system used to measure A1C in less than five minutes using a single drop of blood from a fingerstick. A1C testing monitors the average blood glucose levels of people with diabetes as an indicator of overall blood glucose control. The GDX System provides health professionals with immediate information on the long-term glucose control of their diabetic patients, allowing them to implement disease management changes.

     WellCheck uses the Cholestech LDX System to provide promotional health screenings for leading pharmaceutical, consumer product and corporate wellness clients in convenient consumer venues throughout the United States of America. These testing service activities result in additional sales of test cassettes manufactured by our Diagnostic Products business. WellCheck’s professionals provide high quality services and offer test event expertise to both event sponsors and consumers. As part of our testing services, we utilize our proprietary TEAMS technology which automates registration, data acquisition and information management at testing events and provides participants with a personalized risk assessment for heart disease. Additionally, through this personalized risk assessment product, WellCheck provides its pharmaceutical, consumer product and other customers with analyses and insights into their targeted populations. WellCheck has developed its technology with the input of various authorities on health information privacy practices. TEAMS incorporates procedures that meet state and federal legislation, such as HIPAA, concerning the use of protected health information.

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

     Our ongoing investment relating to WellCheck may result in continuing negative cash flows for this business unit. We have reduced our direct operating expenses to become more consistent with revenue, however we intend to continue to make significant efforts in sales, and marketing, to develop new sources of revenue for this business. The amount and timing of expenditures relating to these efforts will have an impact on our ability to maintain profitability and positive cash flows. On a regular basis, we review all assets for possible impairment.

     As of September 27, 2002 we believe that the fair value of WellCheck is in excess of the recorded value of the WellCheck assets of $3.8 million, including goodwill of $3.1 million. Our valuation is based on estimated future cash flows, which includes significant expected increases in revenues and cash flows above current levels which is dependent on our ability attract a larger and more diverse customer base, secure new contracts, and the timing and amount of future testing events. Changes in anticipated future cash flows because of lower than expected revenue growth, changes in the number of future contract awards and the size of such contracts or the sale of part or all of the business could create a diminished fair value of the WellCheck business resulting in an impairment of part or all of WellCheck’s assets.

     As WellCheck’s third-party sponsorships evolve, the number of testing events and tests performed will vary and revenue will fluctuate. In an effort to diversify our customer base, we have established relationships with various third-party sponsors for the current fiscal year, but the timing and level of some of these sponsorships have not yet been finalized. Additionally, WellCheck’s revenue will be influenced by seasonality. During the last two months of the calendar year, promotional testing usually decreases significantly as sponsors’ budgets become fully spent, however this year we believe the change in promotional testing will be small or non existent. In general, people typically pursue other interests and are less focused on chronic health issues during this time period.

     Results of Operations

     The following table sets forth the results of our operations expressed as a percentage of total revenue. Our historical operating results are not necessarily indicative of the results for any future period.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,
	2002	2001	2002	2001

Revenue
Product	98%	85%	97%	84%
Service	2	15	3	16

Total	100	100	100	100

Cost of revenue
Product	43	32	39	34
Service	2	5	2	5

Total	45	37	41	39

Gross profit	55	63	59	61

Operating expenses
Sales and marketing	29	32	31	30
Research and development	6	5	6	5
General and administrative	12	13	12	14
Website and other related costs	—	1	—	1

Total operating expenses	47	51	49	50

Income from operations	8	12	10	11
Interest and other income	1	1	1	1
Provision for income taxes	—	1	—	—

Net income	9%	12%	11%	12%

Thirteen weeks ended September 27, 2002 and September 28, 2001
and
Twenty-six weeks ended September 27, 2002 and September 28, 2001

     Revenue. During the thirteen weeks ended September 27, 2002, revenue increased $14,000, or less than 1%, to $12.2 million from $12.1 million for the thirteen weeks ended September 28, 2001. Diagnostic Products represented 98% and 85% of our revenue for the thirteen weeks ended September 27, 2002 and September 28, 2001, respectively. During the thirteen weeks ended September 27, 2002 and September 28, 2001, WellCheck represented 2% and 15% of our revenue, respectively, after inter-company eliminations.

     International revenue decreased $249,000, or 15%, to $1.4 million for the thirteen weeks ended September 27, 2002 from $1.6 million for the thirteen weeks ended September 28, 2001. Our Diagnostic Products segment generated all the international revenue. The decline in revenue relates to decreased overall promotional spending by European pharmaceutical companies. We believe this will continue into the foreseeable future. We will work to develop additional relationships consistent with our domestic business to mitigate the impact of volatility in international pharmaceutical spending.

     During the twenty-six weeks ended September 27, 2002, revenue decreased $796,000, or 3%, to $23.7 million from $24.5 million for the twenty-six weeks ended September 28, 2001. Diagnostic Products represented 97% and 84% of our revenue for the twenty-six weeks ended September 27, 2002 and September 28, 2001, respectively. During the same period ended September 27, 2002 and September 28, 2001, WellCheck represented 3% and 16% of our revenue, respectively, after inter-company eliminations.

     International revenue decreased $1.4 million, or 34%, to $2.8 million for the twenty-six weeks ended September 27, 2002 from $4.2 million for the twenty-six weeks ended September 28, 2001. Our Diagnostic Products segment generated 100% of our international revenue.

     Segment performance was as follows:

•	Diagnostic Products revenue increased $1.6 million, or 16%, from $10.3 million for the thirteen weeks ended September 28, 2001 to $11.9 million for the thirteen weeks ended September 27, 2002. Domestic revenue in our diagnostic products business, which represents 87% of consolidated revenue in the second quarter of fiscal 2003, increased 22% over prior year period results. The increase primarily related to $1.1 million of shipments of our new GDX analyzer, single-use test cartridges and accessories. Additionally, sales of single-use test cassettes increased by $489,000, or 6%, from $8.8 million for the thirteen weeks ended September 28, 2001 to $9.3 million for the thirteen weeks ended September 27, 2002. However, sales of LDX analyzers decreased $109,000, or 11%, to $917,000 for the thirteen weeks ended September 27, 2002 from $1.0 million for the thirteen weeks ended September 28, 2001. The decrease in LDX analyzer sales was largely attributed to decreased discretionary spending by corporations and community hospitals.

For the twenty-six weeks ended September 27, 2002, revenue increased $2.4 million, or 12%, to $23.0 million from $20.6 million for the same period ended September 28, 2001. Domestic revenue in our diagnostics products business, which represented 85% of consolidated revenue in the first six months of fiscal 2003, increased 24% over prior year period results. The majority of the increase related to a $1.9 million, or 11%, improvement in sales of single-use test cassettes. Additionally, sales of our new GDX analyzer, single-use test cartridges and accessories totaled $1.1 million. This was offset by a decrease of $717,000, or 29%, for sales of LDX analyzers due to decreased promotional spending by European pharmaceutical companies.

•	WellCheck revenue decreased $2.1 million, or 88%, to $300,000, before inter-company eliminations, for the thirteen weeks ended September 27, 2002 compared to $2.4 million, before inter-company eliminations, for the thirteen weeks ended September 28, 2001. The decrease primarily related to contracts with a single sponsor, which were completed in December 2001 and were not renewed. However, we have signed agreements with several new customers as part of our ongoing efforts to diversify our WellCheck customer base. As a result, we believe we are better positioned for future growth, but the lower revenue associated with the new agreements will result in unfavorable revenue comparisons for our third quarter of fiscal 2003 to the comparable period in fiscal 2002. However, we expect to achieve favorable comparisons beginning in the fourth quarter of this fiscal year.

For the twenty-six weeks ended September 27, 2002, revenue decreased 83% to $845,000 from $4.9 million for the same period last year. The decrease primarily related to contracts with a single sponsor, which were completed in December 2001 and were not renewed.

     Cost of Revenue. Cost of revenue increased $1.0 million, or 23%, to $5.5 million for the thirteen weeks ended September 27, 2002 from $4.4 million for the thirteen weeks ended September 28, 2001. Gross margins were 55% and 63% for the thirteen weeks ended September 27, 2002 and September 28, 2001, respectively. Diagnostic Products accounted for 96% and WellCheck accounted for 4% of the cost of revenue, after inter-company eliminations, for the thirteen weeks ended September 27, 2002. For the thirteen weeks ended September 28, 2001, Diagnostic Products accounted for 87% and WellCheck accounted for 13% of the cost of revenue, after inter-company eliminations.

     For the twenty-six weeks ended September 27, 2002, the cost of revenue increased $366,000, or 4%, to $9.8 million from $9.4 million for the twenty-six weeks ended September 28, 2001. Gross margins were 59% and 62% for the twenty-six weeks ended September 27, 2002 and September 28, 2001, respectively. Diagnostic Products accounted for 95% and 87% of the cost of revenue for the twenty-six weeks ended September 27, 2002 and September 28, 2001. WellCheck accounted for 5% and 13% of the cost of revenue for the twenty-six weeks ended September 27, 2002 and September 28, 2001, after inter-company eliminations.

     Segment performance was as follows:

•	Diagnostic Products cost of revenue includes direct labor, direct material, overhead and royalties. Cost of revenue increased $1.4 million, or 36%, to $5.2 million for the thirteen weeks ended September 27, 2002 from $3.8 million for the thirteen weeks ended September 28, 2001. Gross margins were 56% and 63% of total revenue for the thirteen weeks ended September 27, 2002 and September 28, 2001, respectively. The increase in cost of revenue as a percentage of sales was primarily related to the introduction of the GDX analyzer and test cartridges which were primarily sold to a single customer as part of a one-time program with a gross margin significantly lower than both the products we manufacture and the anticipated GDX product margin. In the future, we expect that the gross margin on the GDX analyzer and related products to increase but remain slightly than our LDX analyzer and related products. Additionally, factory spending increased due to higher wage related costs and higher scrap of production material, including expired materials.

Cost of revenue increased $1.1 million, or 13%, to $9.3 million for the twenty-six weeks ended September 27, 2002 from $8.2 million for the twenty-six weeks ended September 28, 2001. Gross margin remained at 60% for both the twenty-six weeks ended September 27, 2002 and the twenty-six weeks ended September 28, 2001.

•	WellCheck cost of revenue includes travel expenses, TEAMS software depreciation and maintenance costs, laboratory services, medical waste disposal and the cost of medical testing equipment and supplies. Costs of product purchased from our Diagnostic Products business are eliminated upon consolidation. During prior periods, the cost of TEAMS software was included in our financial statements under the caption “Website and Related Costs.” Our consolidated financial statements for prior periods have been reclassified for comparative purposes. For the thirteen weeks ended September 27, 2002, the total cost of revenue, before inter-company eliminations, decreased $876,000, or 76%, to $284,000 from $1.2 million for the thirteen weeks ended September 28, 2001. Gross margins were 5% and 52% of total revenue before inter-company eliminations for the thirteen weeks ended September 27, 2002 and September 28, 2001, respectively. The decrease was primarily attributable to a lower volume of testing revenue and travel by WellCheck employees.

For the twenty-six weeks ended September 27, 2002, cost of revenue was $684,000, or 81% of revenue, before inter-company eliminations, compared to $2.2 million, or 45% of revenue, before inter-company eliminations for the same period last year. The increase in cost as a percentage of sales was primarily attributable to depreciation and other the costs of the TEAMS software, which does not vary with sales volume.

     Sales and Marketing Expenses. Sales and marketing expenses include salaries, commissions, bonuses, travel and expenses for outside services related to marketing programs. Additionally, WellCheck sales and marketing expenses include salaries and related costs of associates who perform consumer testing. Sales and marketing expenses decreased 10%, or $391,000, to $3.5 million for the thirteen weeks ended September 27, 2002 from $3.9 million for the thirteen weeks ended September 28, 2001. Sales and marketing expenses decreased to 29% of revenue for the thirteen weeks ended September 27, 2002, compared to 32% of revenue for the thirteen weeks ended September 28, 2001. Diagnostic Products accounted for 84% and WellCheck accounted for 16% of sales and marketing expenses for the thirteen weeks ended September 27, 2002. For the thirteen weeks ended September 28, 2001, Diagnostic Products accounted for 70%, WellCheck accounted for 30% and unallocated corporate amounts accounted for less than 1% of total sales and marketing expenses.

     For the twenty-six weeks ended September 27, 2002, sales and marketing expenses were $7.3 million compared to $7.5 million for the twenty-six weeks ended September 28, 2001. As a percentage of revenue, sales and marketing expenses for the twenty-six weeks ended September 27, 2002 increased to 31% from 30% for the twenty-six weeks ended and September 28, 2001. Diagnostic Products accounted for 84% and WellCheck accounted for 16% of sales and marketing expenses for the twenty-six weeks ended September 27, 2002. For the twenty-six weeks ended September 28, 2001, Diagnostic Products accounted for 68%, WellCheck accounted for 31% and unallocated corporate expense accounted for 1% of sales and marketing expenses.

     Sales and marketing expenses in each of our segments were as follows:

•	Diagnostic Products sales and marketing expenses increased $234,000, or 9%, to $2.9 million for the thirteen weeks ended September 27, 2002 from $2.7 million for the thirteen weeks ended September 28, 2001. Sales and marketing expenses decreased to 25% of revenue for the thirteen weeks ended September 27, 2002 from 26% of revenue for the thirteen weeks ended September 28, 2001. The increase in expense was due to a $195,000 increase in wages and related spending in support of additional technical support and field staff, a $63,000 increase in travel by sales staff and a $58,000 increase in outside professional services for legal and staff development.

For the twenty-six weeks ended September 27, 2002, Diagnostic Products sales and marketing expenses increased $1.0 million, or 20%, to $6.1 million for the twenty-six weeks ended September 27, 2002 from $5.1 million for the twenty-six weeks ended September 28, 2001. The increase in expense was due to a $692,000 increase in wages, taxes and benefits, a $114,000 increase in travel as a result of staffing increases. Additionally, there was $195,000 spending increase for marketing efforts in the areas of promotional samples, trade shows and other distributor relations.

•	WellCheck sales and marketing expenses decreased $612,000, or 52%, to $555,000 for the thirteen weeks ended September 27, 2002 from $1.2 million for the thirteen weeks ended September 28, 2001. As a percentage of revenue, expenses increased to 185% of revenue, before inter-company eliminations, for the thirteen weeks ended September 27, 2002 from 48% of revenue for the thirteen weeks ended September 28, 2001. The decrease was related to lower spending for testing associates and related costs. For the twenty-six weeks ended September 27, 2002, WellCheck sales and marketing expenses decreased $1.1 million, or 47%, to $1.2 million for the twenty-six weeks ended September 27, 2002 from $2.3 million for the twenty-six weeks ended September 28, 2001. The decreased spending was due to a $422,000 decrease in wages and other employee related expenses, a $377,000 decrease in shared costs including facilities, human resources, and information technology, all of which were decreased to adjust to the revenue decline.

•	There were no corporate sales and marketing expenses for both the thirteen weeks and twenty-six weeks ended September 27, 2002 as compared to $13,000 for the thirteen weeks ended September 28, 2001 and $105,000 for the twenty-six weeks ended September 28, 2001. These expenses were related to a public relations marketing project which was completed during the first six months of the prior fiscal year.

     Research and Development Expenses. Research and development expenses include salaries, bonuses, expenses for professional consulting services, supplies and depreciation of capital equipment. Research and development expenses increased $89,000, or 14%, to $726,000, for the thirteen weeks ended September 27, 2002 from $637,000 for the thirteen weeks ended September 28, 2001. Research and development expenses as a percentage of total revenue increased to 6% for the thirteen weeks ended September 27, 2002 from 5% for the thirteen weeks ended September 28, 2001. Our Diagnostic Products business represented 100% of our research and development expenses for both the thirteen weeks ended September 27, 2002 and September 28, 2001. Outside professional legal services increased by $38,000, development material consumption increased by $35,000 and wages and other staff related expenses increased by $19,000.

     During the twenty-six weeks ended September 27, 2002, research and development expenses were $1.4 million, a 13% increase from $1.3 million for the corresponding period of fiscal 2002. Research and development expenses increased as a percentage of total revenue to 6% during the twenty-six weeks ended September 27, 2002 from 5% during the twenty-six weeks ended September 28, 2001. Diagnostic Products accounted for 100% of the research and development expenses for both the twenty-six weeks ended September 27, 2002 and September 28, 2001. Development material consumption increased by $94,000 and wages and related costs increased $73,000 resulting from increased staffing.

     General and Administrative Expenses. General and administrative expenses include compensation, benefits and expenses for outside professional services including information services, legal and accounting. General and administrative expenses decreased $96,000, or 6%, to $1.4 million for the thirteen weeks ended September 27, 2002 from $1.5 million for the thirteen weeks ended September 28, 2001. As a percentage of revenue, general and administrative expenses decreased to 12% for the thirteen weeks ended September 27, 2002 from 13% for the same period ended September 28, 2001. Unallocated corporate expenses represented 92%, Diagnostic Products represented 2% and WellCheck represented 6% of our general and administrative expenses for the thirteen weeks ended September 27, 2002. Unallocated corporate expenses accounted for 74%, Diagnostic Products accounted for 11% and WellCheck accounted for 15% of general and administrative expenses for the thirteen weeks ended September 28, 2001.

     For the twenty-six weeks ended September 27, 2002, general and administrative expenses decreased $705,000, or 20%, to $2.8 million from $3.5 million for the twenty-six weeks ended September 28, 2001. General and administrative expenses decreased to 12% of revenue for the twenty-six weeks ended September 27, 2002 from 14% for the twenty-six weeks ended September 28, 2001. Unallocated corporate expenses represented 91%, WellCheck represented 6% and Diagnostic Products represented 3% of our general and administrative expenses for the twenty-six weeks ended September 27, 2002. Unallocated corporate expenses accounted for 68%, WellCheck accounted for 21% and Diagnostic Products accounted for 11% of general and administrative expenses for the twenty-six weeks ended September 28, 2001.

     General and administrative expenses in each of our segments were as follows:

•	Diagnostic Products general and administrative expenses decreased $138,000, or 80%, to $34,000 for the thirteen weeks ended September 27, 2002 from $172,000 for the thirteen weeks ended September 28, 2001. The decrease related to the change of designation of the segment’s Chief Operating Officer to corporate Chief Operating Officer. Following this change, the employee and related costs of this individual and administrative staff were recorded as a corporate expense.

For the twenty-six weeks ended September 27, 2002, general and administrative expenses decreased 81% to $72,000 from $384,000 for the same period of fiscal 2002. The decrease related to the change of designation of the segment’s Chief Operating Officer to corporate Chief Operating Officer. Following this change, the employee and related costs of this individual and administrative staff were recorded as a corporate expense.

•	WellCheck general and administrative expenses decreased $140,000, or 63%, to $81,000 for the thirteen weeks ended September 27, 2002 from $221,000 for the thirteen weeks ended September 28, 2001. The decrease related to the elimination of the Chief Operating Officer position for this segment in the thirteen weeks ended September 28, 2001, and the transfer of one of the executives of this segment to the position of Corporate Chief Information Officer and the related transfer of expenses to corporate general and administrative expenses.

For the twenty-six weeks ended September 27, 2002, general and administrative expenses decreased 77% to $163,000 from $721,000 for the twenty-six weeks ended September 28, 2001. The decrease relates to the elimination of the Chief Operating Officer position for this segment and related severance pay in the twenty-six weeks ended September 28, 2001, and the transfer of one of the executives of this segment to the position of Corporate Chief Information Officer of our company and the related transfer of expenses to corporate general and administrative expenses.

•	Corporate general and administrative expenses increased $182,000, or 16%, to $1.3 million for the thirteen weeks ended September 27, 2002 from $1.1 million for the thirteen weeks ended September 28, 2001. The increase relates to wages, benefits and other expenses for the newly created positions of corporate Chief Operating Officer and Chief Information Officer. Additionally, professional legal services increased by $54,000 primarily related to implementation of the Sarbanes-Oxley act. This was offset by a $63,000 partial reimbursement of a stock compensation charge, which was expensed in the prior fiscal year.

For the twenty-six weeks ended September 28, 2001, general and administrative expenses increased 7% to $2.5 million from $2.4 million for the twenty-six weeks ended September 28, 2001. The increase relates to wages, benefits and other expenses for the newly created positions of corporate Chief Operating Officer and Chief Information Officer.

Website and Related Costs. Website and related costs include expenses related to web hosting and related outside services. For the thirteen weeks and twenty-six weeks ended September 27, 2002, there were no website and related costs compared to $92,000, or 1% of revenue, for the thirteen weeks and $169,000, or 1% of revenue, for the twenty-six weeks ended September 28, 2001. The decline in cost relates entirely to the elimination of outside services to support the website. All website and related costs were attributable to the WellCheck segment.

     Interest and other income, net. Interest and other income, net, reflects income from the investment of cash balances and marketable securities, and the fees charged by financial institutions. Interest income increased $15,000, or 13%, to $131,000 for the thirteen weeks ended September 27, 2002 from

$116,000 for the thirteen weeks ended September 28, 2001. The increase was due to increased amounts invested in securities. This was partially offset by higher banking fees related to credit card processing services.

     For the twenty-six weeks ended September 27, 2002, interest and other income decreased by $20,000, or 8%, to $217,000 from $237,000 for the twenty-six weeks ended September 28, 2001. The decrease was due to lower yields on securities investments and higher banking fees related to credit card processing services.

     Income Taxes. For the twenty-six weeks ended September 27, 2002, the provision for income taxes decreased $13,000, or 11%, to $107,000 compared to $120,000 for the twenty-six weeks ended September 28, 2001. Since we have significant federal net operating losses and both federal and California tax credit carryforwards, the provision for income taxes for the thirteen weeks ended September 27, 2002 primarily represents the estimated alternative minimum tax. Management expects to utilize additional net operating loss and other tax carryforward amounts to the extent income is earned during the remainder of the fiscal year ending March 28, 2003. Since the quarter ended June 29, 2001, the Company has been profitable in each quarter. Over the course of the next two quarters, we will continue to review our position on our valuation allowance. If we continue to remain profitable through the remainder of fiscal 2003, there is a possibility that we will release our valuation allowance. Prior to the release of the valuation allowance, to the extent that we are profitable, our effective tax rate should continue to be substantially less than the applicable statutory rates. Following the release of our valuation allowance, our effective tax rate will approximate the applicable statutory rates.

Liquidity and Capital Resources

     We have financed our operations primarily through the sale of equity securities and from positive cash flows from operations. From inception to September 27, 2002, we have raised $81.7 million in net proceeds from equity financings. As of September 27, 2002, we had $25.7 million of cash, cash equivalents and short and long-term marketable securities. In addition to these amounts, we have available an $8.0 million revolving bank line of credit with Wells Fargo Bank, N.A. While the line of credit is in effect, we are required to deposit assets with a collective value, as defined in the line of credit agreement, equivalent to no less than 100% of the outstanding principal balance. Amounts outstanding under the line of credit bear interest at either our choice of 0.5% below the bank’s prime rate or 1.75% above the LIBOR rate, depending on the payment schedule. The line of credit agreement expires on July 1, 2003. As of September 27, 2002, we had no borrowings outstanding under this line of credit.

     Cash, cash equivalents and total investments were $25.7 million at September 27, 2002, an increase of $3.6 million, or 16%, from March 29, 2002. Cash provided by operations during the twenty-six weeks ended September 27, 2002 was $2.0 million, which was $1.2 million higher than the twenty-six weeks ending September 28, 2001. The improvement related mainly to reductions in the rate of growth of inventory and accounts receivable. This was partially offset by net income of $2.5 million, which was $326,000 lower for the twenty-six weeks ended September 27,2002 than for the twenty-six weeks ended September 28, 2001.

     Additions to plant and equipment were $1.0 million and $1.6 million for the first twenty-six weeks of fiscal 2003 and fiscal 2002, respectively. The decrease from the prior year was due principally to lower investment in production equipment. During the remainder of the fiscal year ending March 28, 2003, we intend to expend approximately $1.8 million for capital purchases related to tenant improvements, expansion of our manufacturing capacity, research and development and expansion of our information technology systems. As of September 27, 2002, we have committed to approximately $800,000 of an estimated $1.0 million expansion to our Hayward facility.

     Sales of common stock through the employee stock options program and employee stock purchase program were $2.6 million for the twenty-six weeks ended September 27, 2002, a decrease of $440,000 from the twenty-six weeks ended September 28, 2001. The decline related to decreased exercises of stock options because of lower stock value on the open market.

     We believe that cash, cash equivalents, marketable securities, cash flows anticipated to be generated by future operations and available bank borrowings under an existing line of credit will be sufficient to meet our operating requirements for the foreseeable future. Despite this belief, however, we may require additional financing. We may be required to expend greater than anticipated funds if unforeseen difficulties arise relating to costs for WellCheck, facilities modification or expansion, obtaining necessary product regulatory approvals, scaling up manufacturing for new tests or other matters.

     Although we have now recorded net income in six consecutive quarters, we have historically experienced significant operating losses and operate in an industry subject to rapid technological changes. Management believes that there is sufficient uncertainty regarding our ability to generate future taxable income to utilize our net operating loss and tax credit carryforwards in future periods such that a full valuation allowance for deferred tax assets has been recorded as of September 27, 2002. Over the course of the next two quarters, we will continue to review our position on our valuation allowance. If we continue to remain profitable through the remainder of fiscal 2003, there is a possibility that we will release our valuation allowance. Prior to the release of the valuation allowance, to the extent that we are profitable, our effective tax rate should continue to be substantially less than the applicable statutory rates. Following the release of our valuation allowance, our effective tax rate will approximate the applicable statutory rates. If we continue to generate net income in fiscal 2003, it is reasonably possible that we will reduce, or eliminate, the valuation allowance in fiscal 2003. If this occurs, we will record a material benefit in the period of the valuation allowance reduced and in subsequent periods increase the tax expense to approximately the prevailing corporate income tax rates.

     Our future liquidity and capital requirements will depend upon numerous additional factors, including the cost and timing of expansion of manufacturing capacity, the number and type of new tests we seek to develop, the success of these development efforts, the cost and timing of expansion of sales and marketing activities, the extent to which our existing and new products gain market acceptance, competing technological and market developments, the progress of commercialization efforts of our distributors, the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, developments related to regulatory and third-party reimbursement matters, a significant shortfall in operating results and other factors.

     In the event that additional financing is needed, we may seek to raise additional funds through debt, public or private financing, collaborative relationships or arrangements. However, we may not be successful in obtaining necessary funds. Even if we do raise funds, any additional equity financing may be dilutive to shareholders, and debt financing may involve restrictive covenants that limit the manner in which we operate. Collaborative arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain products or marketing territories. Our failure to raise capital on acceptable terms when needed could have a material adverse effect on our business, financial condition and results of operations. See “Factors Affecting Future Operating Results.”

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

Derivative Financial Instruments

     We use derivative financial instruments in the management of our foreign currency exposures arising from inventory purchases and accounts payable denominated in foreign currencies. We do not use derivative financial instruments for trading or speculative purposes.

     We use financial instruments, such as forward exchange contracts, to hedge a portion of certain existing and anticipated foreign currency denominated transactions expected to occur within 12 months. The terms of currency instruments used for hedging purposes are generally consistent with the timing of the transactions being hedged. The purpose of our foreign currency management is to manage the effect of exchange rate fluctuations on certain foreign currency denominated inventory costs and cash flows.

     We account for our derivative financial instruments in accordance with Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), Accounting for Derivative Instruments and Hedging Activities. All of our derivative financial instruments are recorded at fair value based upon quoted market prices for comparable instruments. For derivative instruments designated and qualifying as cash flow hedges of anticipated foreign currency denominated transactions, the effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income/(loss) in stockholders’ equity, and is reclassified into earnings when the related inventory is sold and the hedged transaction affects earnings. If the transaction being hedged fails to occur, a forecasted transaction being hedged is no longer expected to occur, or if a portion of any derivative is ineffective, the gain or loss on the associated financial instrument is recorded immediately in earnings. For derivative instruments used to hedge existing foreign currency denominated assets or liabilities, the gain or loss on these hedges is recorded immediately in earnings to offset the changes in the fair value of the assets or liabilities being hedged.

     At September 27, 2002, we had outstanding forward contracts to purchase £837,000 for approximately $1.3 million. The open contracts mature at various dates through April 17, 2003 and hedge certain forecasted inventory purchases denominated in the British Pound Sterling. The unrealized gains on the forward contracts at September 27, 2002 were $16,000, all of which is expected to be reclassified to earnings within the next 12 months. There was no gain or loss recorded in the period from hedge ineffectiveness or from forecasted transactions no longer expected to occur. Due to increased committed and forecasted purchases, we entered into additional forward contracts to purchase £701,000 for approximately $1.1 million on October 4, 2002. The new contracts mature at various dates through April 17, 2003.

Recent Accounting Pronouncements

     In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, Rescission of FASB Statement No 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS No. 145”), which was effective for the Company beginning June 28, 2002. SFAS No. 145 addresses gains or losses from extinguishment of debt and the accounting treatment of certain lease modifications similar to sales leaseback transactions. The adoption of SFAS No. 145 did not have a material impact on financial reporting and related disclosures of the Company.

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), which was effective for our company beginning April 1, 2002. SFAS No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and addresses financial accounting and reporting for the impairment of certain long-lived assets and for the disposal of long-lived assets. The adoption of SFAS No. 144 did not have a material impact on our financial reporting and related disclosures.

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

Factors Affecting Future Operating Results

We have limited experience in the testing services business, which will require significant management attention and financial resources to develop, and if this business is not successful, we may be harmed

     Our WellCheck testing services business was acquired in January 2000. The continued development of our testing services business will require significant management attention and financial resources. These expenditures are likely to materially affect our operating results as a whole. We may need to seek additional capital to help fund these expenses. The required additional capital may be unavailable to us at favorable or acceptable terms when required, or at all. If we cannot obtain the required additional capital, we may have to change our business strategy, which would be disruptive to our business. If we are not successful in developing this business, our Diagnostic Products business may be harmed. Even if we are successful at developing this business, the demands of attempting to grow this business may prevent us from devoting significant time and attention to our traditional Diagnostic Products business, and that business may decline.

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

If we are unable to expand third-party sponsorship of our testing services business, or our existing sponsorship is eliminated or reduced, our revenue will be greatly reduced and our testing services business will fail

     WellCheck derives the majority of its revenue from third parties using our testing services to promote their products. For our testing services business to succeed, we must increase and diversify the current number of third-party relationships to grow our business. We have signed contracts with several new third-party sponsors in our continuing efforts to diversify our revenue base and are currently in discussions with potential third-party sponsors to establish relationships with WellCheck, but the timing and level of some of these sponsorships have not yet been finalized. For example, we have had discussions with AstraZeneca, one of our current sponsors, relating to our participation in the launch of its cholesterol-lowering drug Crestor. On August 6, 2002, AstraZeneca announced that the United States Food and Drug Administration (the “FDA”) had requested additional information relating to Crestor. The request will delay the expected launch date for this product, and therefore delay any revenue that we could potentially earn as a result of our potential participation in the launch of Crestor. If existing sponsors decline to participate in the future or reduce the amount of their sponsorship, our revenue will be greatly reduced and our testing services business will fail.

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

Because we sell products internationally, we are subject to additional risks

     Historically, a significant portion of our total revenue has been revenue from outside of the United States. International revenue as a percentage of our total revenue was approximately 12% in the twenty-six weeks ended September 27, 2002 and 17% in the twenty-six weeks ended September 28, 2001.

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

     In addition to foreign currency risks, our international sales and operations may also be subject to the following risks:

•	our dependency on pharmaceutical companies’ promotional programs as a primary source of international revenue;

•	unexpected changes in regulatory requirements;

•	the impact of recessions in economies outside the United States;

•	political and economic instability;

•	reduced protection for intellectual property rights in some countries;

•	changes in tariffs and other trade barriers;

•	difficulties in managing international operations; and

•	potential insolvency of international distributors and difficulty in collecting accounts receivable and longer collection periods.

     If we are unable to minimize the foregoing risks, they may harm our current and future international sales and, consequently, our business.

Our LDX System and GDX System have not yet achieved broad market acceptance in all of our target markets and if broad market acceptance does not occur, our operating results will be harmed

     Our LDX System, including the LDX Analyzer and single-use test cassettes, currently accounts for substantially all of the revenue of our Diagnostics Products business. If this revenue does not grow, our overall business will be severely harmed. In addition, we have recently begun to distribute the GDX System, and it is uncertain whether this product will achieve broad market acceptance in our target markets and generate significant revenue in the future. For us to increase revenue, sustain profitability and maintain positive cash flows from operations, the LDX System and the GDX System must continue to and begin to gain market acceptance among healthcare providers, particularly physician office laboratories. We have made only limited sales of the LDX System to physician office laboratories to date relative to the size of the available market. Factors that could prevent broad market acceptance of the LDX System and the GDX System include:

•	low levels of awareness of the availability of our technology in both the physician and other customer groups;

•	the availability and pricing of other testing alternatives;

•	many managed care organizations have contracts with laboratories, which require participating or employed physicians to send patient specimens to contracted laboratories;

•	physicians are under growing pressure by Medicare and other third-party payors to limit their testing to “medically necessary” tests; and

•	a decrease in the amount of reimbursement for performing tests on the LDX System and the GDX System.

     If our LDX System does not achieve broader market acceptance and our GDX System does not achieve favorable market acceptance, our Diagnostic Products business will not grow. Even if we are successful in continuing to place LDX Analyzers at physician office laboratories and other near-patient testing sites and initially marketing GDX Systems, there can be no assurance that placement of these products will result in sustained demand for our single-use test cassettes and single-use-test cartridges. We are relying in significant part on income from the core Diagnostic Product business to finance our strategic expansion.

     As a result of these many hurdles to achieving broad market acceptance for the LDX System and the GDX System, demand may not be sufficient to sustain revenue and profits from operations. Because the LDX System currently contributes the vast majority of our revenue, and we expect the GDX System to contribute a material portion of our revenue in the future, we could be required to cease operations if the LDX System and the GDX System do not achieve and maintain a significant level of market acceptance.

Our business has experienced a history of operating losses and fluctuating operating results, which may cause our stock price to fall

     Historically, we have experienced significant operating losses and negative cash flows from operations. As of September 27, 2002, we had an accumulated deficit of $39.9 million. Our first profitable quarter was the third quarter of fiscal 1998, and our first profitable year was fiscal 1998. We recorded a net loss of $2.6 million for fiscal 2001 and a net profit of $5.6 million for fiscal 2002. Our profitability and positive cash flows from operations in the future will require:

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

Our quarterly operating results may fluctuate on a quarter to quarter basis, which could cause our stock price to decline

     Our revenues and operating results have varied significantly from quarter to quarter in the past and may continue to fluctuate in the future. The following are among the factors that could cause our revenues, operating results and margins to fluctuate significantly from quarter to quarter:

•	the timing and amount of expenditures required for the continued development of our testing services business;

•	the timing and level of market acceptance of the LDX System and the GDX System;

•	the timing of the introduction, availability and market acceptance of new tests and products;

•	the timing and level of expenditures associated with research and development activities;

•	variations in manufacturing efficiencies;

•	the timing and establishment of strategic distribution arrangements and the success of the activities conducted under such arrangements;

•	changes in demand for our products based on changes in third-party reimbursement, competition, changes in government regulation and other factors;

•	the timing of significant orders from, and shipments, to customers;

•	product pricing and discounts;

•	goodwill impairment;

•	the timing and level of third-party sponsorship of our testing services business;

•	additional cost of expanded leased facilities;

•	seasonality of our testing business;

•	variations in the mix of products sold; and

•	general economic conditions.

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

If we do not successfully develop, introduce and market new tests and products, our future business will be harmed

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

     We could experience difficulties that delay or prevent the successful development, introduction and marketing of new tests and products. For example, regulatory clearance or approval of any new tests or products may not be granted on a timely basis, or at all. We have experienced difficulties obtaining regulatory approval for tests in the past. Because the FDA’s evaluation of applications for CLIA waived status is not based on precisely defined, objectively measurable criteria, we cannot predict the likelihood of obtaining CLIA waived status for future products.

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

Our operating results may suffer if we do not reduce our manufacturing costs

     We believe we will be required to reduce manufacturing costs for new and existing test cassettes to achieve sustained profitability. We currently operate three manufacturing lines for dry chemistry cassettes. We have installed our third manufacturing line, and we are currently in the process of scaling it up to full production capability. The complexity and custom nature of our manufacturing process increases the amount of time and money required to add an additional manufacturing line. Despite our efforts, the new manufacturing line may not operate at full production volume for a substantial period of time. Also, we may need to implement additional cassette manufacturing cost reduction programs. Failure to fully integrate the new dry chemistry manufacturing line could prevent us from satisfying customer orders in a timely manner, which could lead to customer dissatisfaction and loss of business. Failure to fully integrate the new line could also prevent us from reducing manufacturing costs for dry chemistry tests, and prevent us from achieving sustained profitability.

We depend on single source suppliers for certain materials used in our manufacturing process and failure of our suppliers to provide materials to us could harm our business

     We currently depend on single source vendors to provide certain subassemblies, components and raw materials used in the manufacture of our products. We also depend on a third-party manufacturer for the GDX System. Any supply interruption in a single sourced material or product could restrict our ability to manufacture and distribute products until a new source of supply is identified and qualified. We may not be successful in qualifying additional sources of supply on a timely basis, or at all. Failure to obtain a usable alternative source or product could prevent us from manufacturing and distributing our products, resulting in inability to fill orders, customer dissatisfaction and loss of business. This would likely severely harm our business. In addition, an uncorrected impurity or supplier’s variation in material, either unknown to us or incompatible with our manufacturing process, could interfere with our ability to manufacture and distribute products. Because we are a small customer of many of our suppliers and we purchase their subassemblies, components and materials with purchase orders instead of long-term commitments, our suppliers may not devote adequate resources to supplying our needs. Any interruption or reduction in the future supply of any materials currently obtained from single or limited sources could severely harm our business.

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

If third-party reimbursement for use of our products is eliminated or reduced, our sales will be greatly reduced and our business may fail

     In the United States of America, healthcare providers that purchase products such as the LDX System and the GDX System generally rely on third-party payors, including private health insurance plans, federal Medicare, state Medicaid and managed care organizations, to reimburse all or part of the cost of the procedure in which the product is being used. We will be unable to successfully market our products if their purchase and use is not subject to reimbursement from government health authorities, private health insurers and other third-party payors. If this reimbursement is not available or is limited, healthcare providers will be much less likely to use our products, our sales will be greatly reduced and our business may fail.

     There are current conditions in the healthcare industry that increase the possibility that third-party payors may reduce or eliminate reimbursement for tests using our products in certain settings. These conditions include:

•	third-party payors increasingly scrutinize and challenge the prices charged for medical products and services;

•	healthcare providers are moving toward a managed care system in which they provide comprehensive healthcare for a fixed cost per patient and authorize fewer elective procedures, such as uses of our products for diagnostic screening;

•	general uncertainty regarding what changes will be made in the reimbursement methods used by third-party payors and how that will affect use of products such as ours, which may deter healthcare providers from adopting the use of our products; and

•	an overall escalating cost of medical products and services has led to and will continue to lead to increased pressures on the healthcare industry, both domestic and international, to reduce the cost of products and services, including products offered by us.

     Market acceptance of our products in international markets is also dependent, in part, on the availability of reimbursement within prevailing healthcare systems. Reimbursement and healthcare systems in international markets vary significantly by country and include both government sponsored healthcare and private insurance. Third-party reimbursement and coverage may not be available or adequate in either the United States of America or international markets, and current reimbursement amounts may be decreased in the future. Also, future legislation, regulation or reimbursement policies of third-party payors may adversely affect demand for our products or our ability to sell our products on a profitable basis. Any of these events could materially harm our business.

If the healthcare system in the United States undergoes fundamental change, these changes may harm our business

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

Our products are subject to multiple levels of government regulation and any regulatory changes are difficult to predict and may be damaging to our business

     The manufacture and sale of our diagnostic products, including the LDX System and the GDX System, is subject to extensive regulation by numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies. We are unable to commence marketing or commercial sales in the United States of any of the new tests we develop until we receive the required clearances and approvals. The process of obtaining required regulatory clearances and approvals is lengthy, expensive and uncertain. As a result, our new tests under development, even if successfully developed, may never obtain such clearance or approval. Additionally, certain material changes to products that have already been cleared or approved are subject to further review and clearance or approval. Medical devices are subject to continual review, and later discovery of previously unknown problems with a cleared product may result in restrictions on the product’s marketing or withdrawal of the product from the market. If we lose previously obtained clearances, or fail to comply with existing or future regulatory requirements, we may be unable to market the affected products, which would depress our revenue and severely harm our business.

     In addition, any future amendment of or addition to regulations impacting our products could prevent us from marketing the LDX System and the GDX System. Regulatory changes could hurt our business by increasing burdens on our products or by reducing or eliminating certain competitive advantages of the LDX System’s waived status. Food and Drug Administration clearance or approval of products such as ours can be obtained by either of two processes:

•	the 510(k) clearance process, which generally takes from three to 12 months but may take longer; and

•	the pre-market approval process, which is a longer and more costly process than a 510(k) clearance process, involves the submission of extensive supporting data and clinical information and generally takes one to three years but may take significantly longer.

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

     The LDX Analyzer, our total cholesterol, high density lipoproteins, triglycerides and glucose tests in any combination, our ALT test cassette, the GDX Analyzer and A1C test cartridges have been classified as waived from the application of many of the requirements under the Clinical Laboratory Improvement Amendments. We believe this waived classification is critical for our products to be successful in their domestic markets. Any failure of our new tests to obtain waived status under the Clinical Laboratory Improvement Amendments will severely limit our ability to commercialize such tests. Loss of waived status for existing diagnostic products or failure to obtain waived status for new products could limit our revenue, which would severely harm our business.

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

     We rely on trade secrets, technical know-how and continuing invention to develop and maintain our competitive position. Others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose such technology. We may also be unable to adequately protect our right to our trade secrets.

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

We have made use of a device to limit the possibility that we are acquired, which may mean that a transaction that shareholders are in favor of or are benefited by may be prevented

     Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the rights, preferences, privileges and restrictions of such shares without any further vote or action by our shareholders. To date, our board of directors has designated 25,000 shares as Series A participating preferred stock in connection with our “poison pill” anti-takeover plan. The issuance of preferred stock under certain circumstances could have the effect of delaying or preventing an acquisition of our company or otherwise adversely affecting the rights of the holders of our stock. The “poison pill” may have the effect of rendering more difficult or discouraging an acquisition of our company which is deemed undesirable by our board of directors. The “poison pill” may cause substantial dilution to a person or group attempting to acquire us on terms or in a manner not approved by our board of directors, except pursuant to an offer conditioned on the negation, purchase or redemption of the rights issued under the “poison pill.”

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosures

     Our exposure to market risks is inherent in our operations, primarily to interest rates relating to our investment portfolio. We do not use derivative financial instruments in our investment portfolio and had no holdings of derivative financial or commodity instruments as of September 27, 2002.

     We are subject to interest rate risks on cash and cash equivalents, available-for-sale marketable securities and any future financing requirements. Interest rate risks related to marketable securities are managed by managing maturities in our marketable securities portfolio.

     We have concluded that the fair market value of our investment portfolio or related income would not be significantly impacted by changes in interest rates due to the nature of our marketable securities, which do not exceed fiscal year 2006 and have primarily fixed interest rates.

     Our policy is to hedge 100% of all committed purchase contracts and a lesser percentage for forecasted purchases. Due to increased committed and forecasted purchases, we entered into additional forward contracts to purchase £701,000 for approximately $1.1 million on October 4, 2002. The new contracts mature at various dates through April 17, 2003.

     The following table presents the future principal cash flows or amount and related weighted average interest rates expected by year for our existing cash and cash equivalents, marketable securities, long-term investments and derivative positions.

	Fiscal Year

	2003	2004	2005	2006	Total	Fair Value

			(in thousands)
Cash, cash equivalents	$7,636	$—	$—	$—	$7,636	$7,636
Short-term marketable securities	$5,123	$2,208	$—	$—	$7,331	$7,331
Weighted average interest rate	2.51%	5.92%	—	—	—	—
Long-term marketable securities	$—	$3,776	$5,726	$1,252	$10,754	$10,754
Weighted average interest rate	—	4.80%	4.71%	4.11%	—	—
Forward currency contracts	$1,244	$70	$—	$—	$1,314	$1,314

Qualitative Disclosures

     Our primary interest rate risk exposures relate to:

•	The available for sale securities will fall in value if market interest rates increase.

•	The impact of interest rate movements on our ability to obtain adequate debt financing to fund future operations.

     We have the ability to hold at least a portion of the fixed income investments until maturity and therefore would not expect the operating results or cash flows to be affected to a significant degree by a sudden change in market interest rates on our short and long term marketable securities portfolio.

ITEM 4. CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

     There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     On August 2, 2002, a complaint, No. F5700-02, was filed in the Commercial Court, Leuven Belgium by N.V. Euromedix against us seeking damages for the termination of a distribution agreement with Cholestech. In the complaint, N.V. Euromedix claims we wrongfully terminated their implied distribution agreement for Europe and parts of the Middle East. We believe the claim is without merit and intend to defend the claim vigorously. However, there can be no assurance the action will be resolved in our favor.

     On December 23, 1999, a complaint entitled Roche Diagnostics GmbH v. Health Care Solutions AG, Euromedix N.V./SA and Cholestech Corporation was filed with the Canton Court of the Canton Zug in Zug, Switzerland by Roche Diagnostics seeking a cease and desist order barring us and two of our distributors from distributing HDL assay single-use test cassettes in Switzerland. The complaint alleges that we violated a Roche European patent for HDL. On July 11, 2000, the court denied the plaintiff’s request for an injunction and ordered it to pay a portion of our legal fees. On May 2, 2002, in response to our motion, the court ruled that it did not have local jurisdiction over us and ordered the plaintiff to pay our legal fees. Roche Diagnostics has subsequently appealed the May 2, 2002 decision by the Canton Court of the Canton Zug. On October 7, 2002 the Swiss Federal Tribunal revoked the decision of the District court, Zug, and referred the case back to the court. On the same day, the Swiss Federal tribunal dismissed the Constitutional appeal filed by Roche. There can be no assurance as to whether the appeal of this ruling or whether any additional action will be resolved in our favor. At this point in time, no schedule has been set regarding additional court activity.

     In January 2000, a complaint, No. 4 O 4/00, was filed in the District Court, Dusseldorf, Germany by Roche Diagnostics against us, and two of our distributors, seeking a cease and desist order barring our distributors and us from selling HDL single-use test cassettes in Germany. The complaint alleges our distributors violated a Roche German priority patent for HDL by selling our single-use test cassette containing a HDL assay. On December 4, 2001, a hearing was held in Dusseldorf, Germany at which Roche and our witnesses testified. On October 29, 2002 the District Court, Dusseldorf held a hearing on the merits of the case. The court did not render a decision but rather recommended that the parties reach a settlement by December 6, 2002. If a settlement is not reached by that date a court decision will be issued on December 19, 2002. We believe the suit is without merit and intend to defend the case vigorously. However, there can be no assurance that the lawsuit will be resolved in our favor.

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

     In September 2000, a complaint, No. Ei/Ti ROCH 04002 was filed in Vienna, Austria by Roche Diagnostics, seeking a cease and desist order barring one of our distributors and us from distributing HDL assay single-use test cassettes in Austria. The complaint alleges that we violated a Roche European patent for HDL. On August 9, 2002, the Austrian court published the official decision suspending the patent infringement procedure. There can be no assurance as to whether the plaintiff will take any additional action or whether any additional action will be resolved in the our favor.

     Management believes that we will ultimately prevail in these legal proceedings; however, an adverse ruling could result in a material adverse impact on our financial position, results of operations or cash flows in a future period. Additionally, we are subject to various legal claims and assessments in the ordinary course of business, none of which are expected by management to result in a material adverse effect on the consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On August 14, 2002, we held our 2002 Annual Meeting of Shareholders in San Francisco, California. The following is a brief description of each matter voted upon at the meeting and a statement of the number of votes cast for, against or withheld and the number of abstentions and the number of broker non-votes with respect to each matter.

1.	The shareholders elected the following directors:

Nominee	In Favor	Withheld

John H. Landon	12,285,181	37,377
Michael D. Casey	12,288,381	34,177
John L. Castello	12,288,731	33,827
Molly J. Coye	12,268,972	53,586
Warren E. Pinckert II	11,337,507	985,051
Larry Y. Wilson	12,286,801	35,757

2.	The shareholders ratified the appointment of PricewaterhouseCoopers LLP as our independent accountants for the fiscal year ending March 29, 2003.

For	Against	Abstain	Broker Non-Vote

12,151,425	160,060	11,073	0

3.	The shareholders approved the adoption of our 2002 Employee Stock Purchase Plan and to authorize the reservation of 400,000 shares of common stock for issuance under such plan.

For	Against	Abstain	Broker Non-Vote

11,097,453	1,175,614	49,491	0

4.	The shareholders approved an amendment to our 2000 Stock Incentive Program to amend the formula grant mechanism for non-employee directors.

For	Against	Abstain	Broker Non-Vote

10,846,394	1,411,087	65,077	0

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits.

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

     We did not file any reports on Form 8-K during the thirteen weeks ended September 27, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOLESTECH CORPORATION

Date: November 7, 2002	/s/ Warren E. Pinckert II Warren E. Pinckert II President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2002	/s/ William W. Burke William W. Burke Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

I, Warren E. Pinckert II, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Cholestech Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002

/s/ Warren E. Pinckert II Warren E. Pinckert II President and Chief Executive Officer

I, William W. Burke, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Cholestech Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002

/s/ William W. Burke William W. Burke Vice President of Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002