Form 10-Q
period 2002-12-27
CHOLESTECH CORPORATION
filed 2003-02-06
CIK 887227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 27, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes  X   No

As of January 27, 2003, 13,610,552 shares of the registrant’s common stock were outstanding.

CHOLESTECH CORPORATION
INDEX

PART I — FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CHOLESTECH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	Dec. 27, 2002	March 29, 2002 (1)

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,099	$8,800
Marketable securities	2,933	8,227
Accounts receivable, net	3,940	3,725
Inventories, net	5,754	4,973
Note receivable	250	—
Prepaid expenses and other current assets	1,567	1,153

Total current assets	27,543	26,878
Property and equipment, net	7,351	7,650
Long-term investments	11,482	5,080
Goodwill, net	—	3,143

Total assets	$46,376	$42,751

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$4,321	$2,814
Accrued payroll and benefits	3,736	3,100
Other liabilities	101	116

Total current liabilities	8,158	6,030

Contingencies (note 7)
Shareholders’ equity:
Common stock	81,683	79,200
Accumulated other comprehensive income	167	1
Accumulated deficit	(43,632)	(42,480)

Total shareholders’ equity	38,218	36,721

Total liabilities and shareholders’ equity	$46,376	$42,751

(1)	The information in this column was derived from the Company’s audited consolidated financial statements for the fiscal year ended March 29, 2002.

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	Dec. 27,	Dec. 28,	Dec. 27,	Dec. 28,
	2002	2001	2002	2001

Revenue	$12,022	$9,988	$35,061	$30,603
Cost of revenue	5,569	4,358	14,847	12,589

Gross profit	6,453	5,630	20,214	18,014

Operating expenses:
Sales and marketing	2,999	2,402	9,116	7,588
Research and development	688	646	2,059	1,897
General and administrative	2,041	1,239	4,686	3,983

Total operating expenses	5,728	4,287	15,861	13,468

Income from operations	725	1,343	4,353	4,546
Interest and other income, net	97	62	314	299

Income before provisions for income taxes	822	1,405	4,667	4,845
Provisions for income taxes	32	56	187	194

Income from continuing operations	790	1,349	4,480	4,651

Loss from discontinued operations	(197)	(195)	(1,350)	(634)
Loss from sale of WellCheck	(4,282)	—	(4,282)	—

Loss from discontinued operations	(4,479)	(195)	(5,632)	(634)

Net income (loss)	$(3,689)	$1,154	$(1,152)	$4,017

Income from continuing operations per share:
Basic	$0.06	$0.10	$0.33	$0.37

Diluted	$0.06	$0.09	$0.32	$0.35

Loss from discontinued operations per share:
Basic	$(0.33)	$(0.02)	$(0.42)	$(0.05)

Diluted	$(0.33)	$(0.01)	$(0.40)	$(0.05)

Net income (loss) per share:
Basic	$(0.27)	$0.09	$(0.09)	$0.32

Diluted	$(0.27)	$0.08	$(0.08)	$0.30

Shares used to compute income per share:
Basic	13,619	12,923	13,522	12,495

Diluted	13,761	14,393	14,169	13,448

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Thirty-nine Weeks Ended

	Dec. 27, 2002	Dec. 28, 2001

Cash flows from operating activities:
Net income (loss)	$(1,152)	$4,017
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,894	1,913
Stock compensation	(72)	41
Change in allowance for doubtful accounts	10	97
Change in inventory reserve	30	15
Change in allowance for sales returns	43	—
Loss on the sale of WellCheck	4,282	—
Changes in assets and liabilities:
Accounts receivable	(268)	(1,598)
Inventories	(827)	(1,179)
Prepaid expenses and other assets	(423)	(127)
Accounts payable and accrued expenses	1,010	(173)
Payment of legal settlement	—	(855)
Accrued payroll and benefits	336	965
Other liabilities	(15)	25

Net cash provided by operating activities	4,848	3,141

Cash flows from investing activities:
Sales and maturities of marketable securities	37,431	19,468
Purchases of marketable securities	(38,373)	(22,376)
Purchases of property and equipment	(2,162)	(2,277)

Net cash used in investing activities	(3,104)	(5,185)

Cash flows from financing activities:
Purchase of treasury stock	(104)	—
Issuance of common stock	2,659	5,268

Net cash provided by financing activities	2,555	5,268

Net increase in cash and cash equivalents	4,299	3,224
Cash and cash equivalents at beginning of period	8,800	4,052

Cash and cash equivalents at end of period	$13,099	$7,276

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Interim Results

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

2.	Balance Sheet Data

The components of inventories are as follows (in thousands):

	Dec. 27, 2002	March 29, 2002

Raw materials	$2,212	$1,573
Work-in-process	1,884	1,613
Finished goods	1,658	1,787

	$5,754	$4,973

3.	Sale of WellCheck

On December 23, 2002, the Company completed the sale of certain assets and the assignment of certain obligations of its wholly owned subsidiary WellCheck Inc. (“WellCheck”). The sale was made pursuant to the terms and conditions of a Stock Purchase Agreement (the “Agreement”) dated December 23, 2002 by and among the Company, WellCheck and ImpactHealth.com, Inc. Under the terms of the Agreement, the Company received a secured promissory note in the aggregate principal amount of $250,000 (the “Note”) due on the first anniversary of the issuance of the Note, the right to receive an additional $200,000 contingent upon the attainment of certain performance measures and a royalty per participant tested with the TEAMS for three years after the date of the agreement. Information presented in the financial statements for prior periods have been adjusted to reflect WellCheck as “Discontinued Operations”. This change does not have a material impact to the Company’s financial statements.

As a result of the sale, the Company recorded a loss of $4.3 million. The components of the loss are as follows (in thousands):

Net book value of WellCheck assets	$4,532
Less note receivable	(250)

Loss from sale of WellCheck	$4,282

Revenues and losses of the Company’s discontinued operations for the thirteen weeks and thirty-nine weeks ended September 27, 2002 (in thousands of dollars) were as follows:

	Thirteen Weeks Ended Dec. 27	Thirty-nine Weeks Ended Dec. 27

Revenues	$300	$1,472
Loss before provision for income taxes	(252)	(1,453)
Income tax benefit	55	103

Net loss	$(197)	$(1,350)

Contingent sales proceeds, including TEAMS royalty and performance remuneration, will be recognized as earned as a component of discontinued operations.

4.	Derivative Financial Instruments

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

The Company accounts for its derivative financial instruments in accordance with Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), Accounting for Derivative Instruments and Hedging Activities. All of the Company’s derivative financial instruments are recorded at fair value based upon quoted market prices for comparable instruments. For derivative instruments designated and qualifying as cash flow hedges of anticipated foreign currency denominated transactions, the effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income/(loss) in shareholders’ equity, and is reclassified into earnings when the related inventory is sold and the hedged transaction affects earnings. If the transaction being hedged fails to occur, a forecasted transaction being hedged is no longer expected to occur, or the hedging is determined to be ineffective, the gain or loss on the associated financial instrument is recorded immediately in earnings. For derivative instruments used to hedge existing foreign currency denominated assets or liabilities, the gain or loss on these hedges is recorded immediately in earnings to offset the changes in the fair value of the assets or liabilities being hedged.

At December 27, 2002, the Company had outstanding forward contracts to purchase £2.4 million for approximately $3.8 million. The open contracts mature at various dates through December 18, 2003 and hedge certain forecasted inventory purchases denominated in the British Pound Sterling. The unrealized gain on the forward contracts at December 27, 2002 was $40,000, all of which is expected to be reclassified to earnings within the next 12 months. There was no gain or loss recorded in the period from hedge ineffectiveness or from forecasted transactions no longer expected to occur. Due to increased committed and forecasted purchases, the Company entered into additional forward contracts to purchase £2.0 million for approximately $3.2 million during the thirteen weeks ended December 27, 2002. The new contracts mature at various dates through December 18, 2003.

5.	Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all potential common stock outstanding during a period, if dilutive.

A reconciliation of the basic and diluted income from continued operations per share calculations follows:

	(in thousands, except per share data)
	Thirteen Weeks Ended			Thirty-nine Weeks Ended
	Dec. 27, 2002			Dec. 27, 2002

	Net			Net
	Income	Shares	Per Share	Income	Shares	Per Share

Basic	$790	13,619	$0.06	$4,480	13,522	$0.33
Effect of dilutive securities	—	142	—	—	647	(0.01)

Diluted	$790	13,761	$0.06	$4,480	14,169	$0.32

	(in thousands, except per share data)
	Thirteen Weeks Ended			Thirty-nine Weeks Ended
	Dec. 28, 2001			Dec. 28, 2001

	Net			Net
	Income	Shares	Per Share	Income	Shares	Per Share

Basic	$1,349	12,923	$0.10	$4,651	12,495	$0.37
Effect of dilutive securities	–	1,470	(0.01)	–	953	(0.02)

Diluted	$1,349	14,393	$0.09	$4,651	13,448	$0.35

A reconciliation of the basic and diluted earnings per share calculations follows:

	(in thousands, except per share data)
	Thirteen Weeks Ended			Thirty-nine Weeks Ended
	Dec. 27, 2002			Dec. 27, 2002

	Net			Net
	Loss	Shares	Per Share	Loss	Shares	Per Share

Basic	$(3,689)	13,619	$(0.27)	$(1,152)	13,522	$(0.09)
Effect of dilutive securities	—	142	—	—	647	0.01

Diluted	$(3,689)	13,761	$(0.27)	$(1,152)	14,169	$(0.08)

	(in thousands, except per share data)
	Thirteen Weeks Ended			Thirty-nine Weeks Ended
	Dec. 28, 2001			Dec. 28, 2001

	Net			Net
	Income	Shares	Per Share	Income	Shares	Per Share

Basic	$1,154	12,923	$0.09	$4,017	12,495	$0.32
Effect of dilutive securities	–	1,470	(0.01)	–	953	(0.02)

Diluted	$1,154	14,393	$0.08	$4,017	13,448	$0.30

As of December 27, 2002, options to purchase 1,627,046 shares of common stock were considered anti-dilutive because the respective exercise prices were greater than the average fair market value of the common stock. As of December 28, 2001, options to purchase 77,740 shares of common stock were considered anti-dilutive because the respective exercise prices were greater than the average fair market value of the common stock.

6.	Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company believes that the adoption of this standard will have no material impact on its financial statements.

7.	Contingencies

On August 2, 2002, N.V. Euromedix (“Euromedix”) filed suit against the Company in the Commercial Court in Leuven Belgium (No. F5700-02), seeking damages for the wrongful termination of an implied distribution agreement with Cholestech for Europe and parts of the Middle East. On November 7, 2002, the court dismissed the suit. On December 31, 2002, Euromedix filed suit against the Company in the Commercial Court in Leuven Belgium (No. F8756-02), seeking damages in the amount of approximately #3.5 million for the wrongful termination of an implied distribution agreement with Cholestech for Europe and parts of the Middle East. A hearing date has been set for April 1, 2003. The Company believes these claims are without merit and intends to continue to defend the claims vigorously.

On December 23, 1999, Roche Diagnostics GmbH (“Roche”) filed suit against the Company and two of its distributors, Health Care Solutions AG and Euromedix N.V./SA, in the Canton Court of the Canton Zug in Zug, Switzerland (No. ES580/1999), seeking a cease and desist order barring the Company from selling HDL assay single-use test cassettes in Switzerland. The complaint alleges that Cholestech violated a Roche European patent for HDL. On July 11, 2000, the court denied Roche’s request for an injunction and ordered it to pay a portion of Cholestech’s legal fees. On May 2, 2002, in response to the Company’s motion, the court ruled that it did not have local jurisdiction over the matter and ordered Roche to pay Cholestech’s legal fees. Roche subsequently appealed the May 2, 2002 decision by the Canton Court of the Canton Zug. On October 7, 2002, the Swiss Federal Tribunal referred the matter back to the Canton Court but rejected the jurisdiction aspect of Roche’s appeal. At this point in time, no schedule has been set regarding additional court activity. The Company believes the claim is without merit and intends to continue to defend the claim vigorously.

In January 2000, Roche filed suit against the Company and two of its distributors, Micro-Medical GmbH and Euromedix N.V./SA, in the District Court in Dusseldorf, Germany (No. 4aO4/00), seeking a cease and desist order barring Cholestech from selling HDL single-use test cassettes in Germany. The complaint alleges the Company violated a Roche German priority patent for HDL by selling its single-use test cassette containing a HDL assay in Germany. On December 4, 2001, a hearing was held in Dusseldorf, Germany at which witnesses for Roche and the Company testified. On October 29, 2002, the District Court held a hearing on the merits of the case. The court rendered its decision on December 19, 2002, ruling that i) the defendants were not allowed to further distribute HDL test cassettes which correspond to the German Roche patent, ii) the defendant distributors must destroy HDL products in their possession, iii) the defendants are subject to unspecified damages based on all sales which occurred in Germany since December 8, 1995 and iv) the defendants must pay the legal fees of the litigation. On January 10, 2003, the Company appealed this ruling with the Appeal Court in Dusseldorf. However, the decision is not enforceable until Roche posts a bond of security in the amount of €2.5 million, approximately $2.7 million. Roche has not yet posted the bond, nor has it notified the Company of an intention to post the bond. The Company believes the claim is without merit and intends to continue to defend the claim vigorously.

On August 2, 2000, the Company filed suit against Roche in the Federal Patent Court in Munich, Germany (No. 3 Ni 40/00), seeking the nullification of Roche’s German patent for measurement of HDL cholesterol. On December 6, 2001, a hearing was held on the merits of the nullification complaint. The court partially voided the Roche German patent while clarifying the remaining claim with additional restrictions. On February 20, 2002, the Company filed an appeal with the Federal Supreme Court.

In September 2000, Roche filed suit against the Company and one of its distributors in the Commercial Court in Vienna, Austria (No. Ei/Ti ROCH 04002), seeking a cease and desist order barring the defendants from distributing HDL assay single-use test cassettes in Austria. The complaint alleges that the Company violated a Roche European patent for HDL. On August 9, 2002, the court ruled in the Company’s favor and dismissed the patent infringement claim. There can be no assurance as to whether Roche will take any additional action.

While management currently believes that the ultimate outcome of these legal proceedings will not have a material adverse effect on the Company’s financial position, results of operations or cash flows, litigation is subject to inherent uncertainties. Were an adverse ruling to occur, there exists the possibility of a material adverse impact on the Company’s financial position, results of operations or cash flows in the period in which the ruling occurs. The estimate of the potential impact on the Company’s financial position, results of operations or cash flows for the above legal proceedings could change in the future. Additionally, the Company is subject to various legal claims and assessments in the ordinary course of business, none of which are expected by management to result in a material adverse effect on the Company’s financial position, results of operations or cash flows.

8.	Comprehensive Income

The Company’s total comprehensive income was as follows (in thousands):

	Thirteen Weeks Ended

(unaudited)	Dec. 27, 2002	Dec. 28, 2001

Net income (loss)	$(3,689)	$1,154
Change in unrealized gain on investments, net	44	(36)
Change in fair value of derivative contracts	24	–

Total comprehensive income	$(3,621)	$1,118

	Thirty-nine Weeks Ended

(unaudited)	Dec. 27, 2002	Dec. 28, 2001

Net income (loss)	$(1,152)	$4,017
Change in unrealized gain on investments,net	126	22
Change in fair value of derivative contracts	40	–

Total comprehensive income	$(986)	$4,039

9.	Segment Information

On December 23, 2002, the Company completed the sale of certain assets and the assignment of certain obligations of WellCheck Inc., a wholly owned subsidiary of the Company. Prior to the sale, WellCheck was one of the Company’s two reportable segments. The Company now operates in one segment, Diagnostic Products.

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

Overview

Until December 23, 2002, we engaged in two business activities:

•	Diagnostic Products – develops, manufactures and markets our Cholestech LDX® System (the “LDX System”) and markets our Cholestech GDX™ System (the “GDX System”) which together perform diagnostic testing at sites outside of traditional hospital and clinical laboratories to assist in assessing for risk of heart disease, diabetes and certain liver diseases and in the monitoring of therapy to treat those diseases.

•	WellCheck™ – conducted consumer testing within the United States of America to help assess the risk for heart disease and other chronic diseases. Through its Test Event Activity Management Software (“TEAMS”), WellCheck collected test results and other patient data (in compliance with the Health Insurance Portability and Accountability Act of 1996) and aggregated that data for testing event sponsors’ use in marketing programs.

      On December 23, 2002, we completed the sale (the “Sale”) of certain assets and the assignment of certain obligations of our wholly owned subsidiary WellCheck Inc. The Sale was made pursuant to the terms and conditions of a Stock Purchase Agreement dated December 23, 2002 (the “Agreement”) by and among Cholestech, WellCheck and ImpactHealth.com, Inc. (“ImpactHealth”). Under the terms of the Agreement, we received a secured promissory note in the aggregate principal amount of $250,000 (the “Note”) due on the first anniversary of the issuance of the Note, the right to receive an additional $200,000 contingent upon the attainment of certain performance measures and a royalty per participant tested with TEAMS for three years after the date of the agreement. In addition, we entered into a three-year renewable supply agreement with ImpactHealth involving the purchase of the Cholestech LDX system and single use test cassettes by ImpactHealth on an exclusive basis.

     We currently manufacture the LDX System, which includes the LDX Analyzer and a variety of single-use test cassettes, and market the LDX System in the United States of America, Europe, Asia and South America. The LDX System allows healthcare providers to perform individual tests or combinations of tests with a single drop of blood from a fingerstick within five minutes. Our current products measure and monitor blood cholesterol, related lipids, glucose and liver function, and are used to test patients at risk of or suffering from heart disease, diabetes and liver disease. The LDX System can also provide the Framingham Risk Assessment from the patient’s results as measured on the lipid profile cassette.

     We also market and distribute the GDX System under a multi-year global distribution agreement with Provalis Diagnostics Ltd. We began distributing the GDX System under this agreement in July 2002. The Cholestech GDX is a hemoglobin A1c (“A1C”) testing system that is waived under the Clinical Laboratory Improvement Amendments (“CLIA”) and is used to measure A1C in less than five minutes using a single drop of blood from a fingerstick. A1C testing monitors the average blood glucose levels of people with diabetes as an indicator of overall blood glucose control. The GDX System provides health professionals with immediate information on the long-term glucose control of their diabetic patients, allowing them to implement disease management changes.

Results of Operations

     In the following discussion of our results of operations, results related to the WellCheck segment have been reclassified to “Discontinued Operations” for both the current fiscal year and fiscal year 2002.

     The following table sets forth our results of operations expressed as a percentage of total revenue. Our historical operating results are not necessarily indicative of the results for any future period.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Dec. 27, 2002	Dec. 28, 2001	Dec. 27, 2002	Dec. 28, 2001

Revenue	100%	100%	100%	100%
Cost of revenue	46	44	42	41

Gross profit	54	56	58	59

Operating expenses
Sales and marketing	25	24	26	25
Research and development	6	6	6	6
General and administrative	17	12	14	13

Total operating expenses	48	42	46	44

Income from operations	6	14	12	15
Interest and other income	—	1	1	1
Provision for income taxes	0	1	—	1

Income from continuing operations	6	14	13	15

Loss from discontinued operations	(37)	(2)	(16)	(2)

Net income (loss)	(31)%	12%	(3)%	13%

Thirteen weeks ended December 27, 2002 and December 28, 2001
and
Thirty-nine weeks ended December 27, 2002 and December 28, 2001

     Revenue. During the thirteen weeks ended December 27, 2002, revenue increased $2.0 million, or 20%, to $12.0 million from $10.0 million for the thirteen weeks ended December 28, 2001. Sales of single-use test cassettes increased $931,000, or 12%, from $8.1 million for the thirteen weeks ended December 28, 2001 to $9.1 million for the thirteen weeks ended December 27, 2002. Revenue for our GDX analyzer and related single use test cartridges was $855,000 for the thirteen weeks ended December 27, 2002. Due primarily to two large orders from pharmaceutical companies, revenue for our LDX analyzer increased $298,000, or 23%, to $1.6 million for the thirteen weeks ended December 27, 2002 from $1.3 million for the thirteen weeks ended December 28, 2001. This increase was partially offset by revenue for accessories, which decreased $71,000, or 12%, to $505,000 for the thirteen weeks ended December 27, 2002 compared to $576,000 for the thirteen weeks ended December 28, 2001.

     During the thirteen weeks ended December 27, 2002, domestic revenue increased $2.1 million, or 26%, to $10.1 million from $8.0 million for the thirteen weeks ended December 28, 2001. The increase was attributable to a 49% increase in the physician office laboratory market which increased $2.1 million to $6.2 million during the thirteen weeks ended December 27, 2002, compared to $4.1 million for the thirteen weeks ended December 28, 2001. Most of the increase related to the sale of single-use test cassettes.

     International revenue decreased $70,000, or 4%, to $1.9 million for the thirteen weeks ended December 27, 2002 from $1.9 million for the thirteen weeks ended December 28, 2001. The international revenue decline relates to decreased overall promotional spending by European pharmaceutical companies. We believe this trend will continue into the foreseeable future. We intend to develop additional relationships which generate on-going reagent revenue, similar to our domestic business, to mitigate the impact of volatility in international pharmaceutical spending.

     During the thirty-nine weeks ended December 27, 2002, revenue increased $4.5 million, or 15%, to $35.1 million from $30.6 million for the thirty-nine weeks ended December 28, 2001. Sales of single use test cassettes increased $2.8 million, or 11%, to $28.0 million during the thirty-nine weeks ended December 27, 2002 from $25.2 million the thirty-nine weeks ended December 28, 2001. Most of the increase related to the physician office laboratory market, in which single-use cassette revenue increased 30%. Additionally, our new GDX products, which we began shipping in July 2002, generated revenue of $1.8 million for the thirty-nine weeks ended December 27, 2002.

     International revenue decreased $1.5 million, or 25%, to $4.6 million for the thirty-nine weeks ended December 27, 2002 from $6.1 million for the thirty-nine weeks ended December 28, 2001. This decline in revenue continues to be due to decreased promotional spending by European pharmaceutical companies.

     Cost of Revenue. Cost of revenue increased $1.2 million, or 28%, to $5.6 million for the thirteen weeks ended December 27, 2002 from $4.4 million for the thirteen weeks ended December 28, 2001. Gross margins were 54% and 56% for the thirteen weeks ended December 27, 2002 and December 28, 2001, respectively. Cost of revenue includes direct labor, direct material, overhead and royalties. The increase in cost of revenue as a percentage of sales was primarily related to the introduction of the GDX analyzer and test cartridges, which have a lower margin than the products we manufacture.

Additionally, the LDX content of our product mix increased, resulting in a slightly lower margins on manufactured products. Factory spending increased $91,000, or 3%, even though cassette production declined 6% from the thirteen weeks ended December 28, 2001, to the thirteen weeks ended December 27, 2002. Spending increases related primarily to the larger facility space we began to occupy in September 2002, and production labor and related costs.

     For the thirty-nine weeks ended December 27, 2002, the cost of revenue increased $2.3 million, or 18%, to $14.8 million from $12.6 million for the thirty-nine weeks ended December 28, 2001. Gross margins were 58% and 59% for the thirty-nine weeks ended December 27, 2002 and December 28, 2001, respectively. The decline in gross margin was primarily due to the GDX related product margins, which are lower than our manufactured products. Excluding the GDX analyzer and single-use test cartridges, gross margin for both the thirty-nine weeks ended December 27, 2002 and December 28, 2001 would have been 59% of sales. Factory spending increased $782,000, or 8%; however, unit production of single-use test cassettes increased 12% year over year.

     Sales and Marketing Expenses. Sales and marketing expenses include salaries, commissions, bonuses, travel and expenses for outside services related to marketing programs. Sales and marketing expenses increased 25%, or $597,000, to $3.0 million for the thirteen weeks ended December 27, 2002 from $2.4 million for the thirteen weeks ended December 28, 2001. Sales and marketing expenses increased to 25% of revenue for the thirteen weeks ended December 27, 2002, compared to 24% of revenue for the thirteen weeks ended December 28, 2001. The increase in these expenses was due to a $407,000 increase in marketing activities for distributor relations, product samples and design costs. Additionally, wages and related spending increased $117,000 due to additional technical support and field staff and an $89,000 increase in outside professional services for legal costs and staff development.

     For the thirty-nine weeks ended December 27, 2002, sales and marketing expenses increased $1.5 million, or 20%, to $9.1 million compared to $7.6 million for the thirty-nine weeks ended December 28, 2001. As a percentage of revenue, sales and marketing expenses for the thirty-nine weeks ended December 27, 2002 increased to 26% from 25% for the thirty-nine weeks ended and December 28, 2001. The increase in these expenses was due to a $643,000 increase in wages, taxes and benefits, and a $191,000 increase in travel, both due to staffing increases. Additionally, there was a $602,000 spending increase for marketing efforts in the areas of promotional samples, trade shows and other distributor relations.

     Research and Development Expenses. Research and development expenses include salaries, bonuses, expenses for professional consulting services, supplies and depreciation of capital equipment. Research and development expenses increased $42,000, or 7%, to $688,000, for the thirteen weeks ended December 27, 2002 from $646,000 for the thirteen weeks ended December 28, 2001. Research and development expenses as a percentage of total revenue remained constant at 6% for both the thirteen weeks ended December 27, 2002 and the thirteen weeks ended December 28, 2001. The increase was mainly attributable to increased spending in the amount of $45,000 on material used in the development of new products.

     During the thirty-nine weeks ended December 27, 2002, research and development expenses were $2.1 million, a 9% increase from $1.9 million for the corresponding period of fiscal year 2002. Research and development expenses as a percentage of total revenue remained constant at 6% for both the thirty-nine weeks ended December 27, 2002 and the thirty-nine weeks ended December 28, 2001. Development material consumption increased $139,000 and wages and related costs increased $28,000 resulting from increased staffing.

     General and Administrative Expenses. General and administrative expenses include compensation, benefits and expenses for outside professional services including information services, legal and accounting. General and administrative expenses increased $802,000, or 65%, to $2.0 million for the thirteen weeks ended December 27, 2002 from $1.2 million for the thirteen weeks ended December 28, 2001. As a percentage of revenue, general and administrative expenses increased 17% for the thirteen weeks ended December 27, 2002 from 12% for the thirteen weeks ended December 28, 2001. The increase was primarily due to restructuring charges of $591,000 relating to wages, severance and other related costs for two executives and two staff members whose employment was terminated as a result of our management restructuring associated with the divestiture of the WellCheck testing services business. Additionally, increased spending related to higher facilities costs, outside professional services and recruiting fees.

     For the thirty-nine weeks ended December 27, 2002, general and administrative expenses increased $703,000, or 18%, to $4.7 million from $4.0 million for the thirty-nine weeks ended December 28, 2001. General and administrative expenses remained constant at 13% of revenue for the thirty-nine weeks ended December 27, 2002 and for the thirty-nine weeks ended December 28, 2001. The increase in expenses was primarily attributable to $591,000 in restructuring charges and the higher legal fees relating to the European patent litigation. Due to the restructuring announced in December 2002, we expect general and administrative costs to decrease during the fourth quarter of fiscal year 2003.

     Interest and other income, net. Interest and other income, net, reflects income from the investment of cash balances and marketable securities, and the fees charged by financial institutions. Interest income increased $35,000, or 56%, to $97,000 for the thirteen weeks ended December 27, 2002 from $62,000 for the thirteen weeks ended December 28, 2001. The increase was due to increased amounts invested in securities.

     For the thirty-nine weeks ended December 27, 2002, interest and other income increased $15,000, or 5%, to $314,000 from $299,000 for the thirty-nine weeks ended December 28, 2001. The increase was due to the higher value of securities investments.

     Income Taxes. For the thirty-nine weeks ended December 27, 2002, the provision for income taxes decreased $7,000, or 4%, to $187,000 compared to $194,000 for the thirty-nine weeks ended December 28, 2001. Since we have significant federal net operating losses and both federal and California tax credit carryforwards, the provision for income taxes for the thirteen weeks ended December 27, 2002 primarily represents the estimated alternative minimum tax. Management expects to utilize additional net operating loss and other tax carryforward amounts to the extent income is earned during the remainder of the fiscal year ending March 28, 2003. Since the quarter ended June 29, 2001, our results from continuing operations have been positive in each quarter. Over the next quarter, we will continue to review the adequacy of our valuation allowance for taxes. If we continue to remain profitable through the remainder of fiscal year 2003, we will most likely release part or all of our valuation allowance. Prior to the release of the valuation allowance, to the extent that we are profitable, our effective tax rate should continue to be substantially less than the applicable statutory rates. Following the release of our valuation allowance, our effective tax rate will approximate the applicable statutory rates.

     Discontinued operations. Discontinued operations include all revenue, cost of revenue, compensation, benefits, travel and expenses for outside professional services including information services and legal related to the operations of the Wellcheck segment. On December 23, 2002, we completed the sale of certain assets and the assignment of certain obligations of our wholly owned subsidiary WellCheck Inc. Discontinued operations cost increased $4.3 million, to $4.5 million for the thirteen weeks ended December 27, 2002 from $196,000 for the thirteen weeks ended December 28, 2001. The primary reason for the increase was the $4.3 million write off relating to the sale of

WellCheck. The net loss from operations increased $49,000, or 24%, to $252,000 for the thirteen weeks ended December 27, 2002 from $203,000 for the thirteen weeks ended December 28, 2001.

     For the thirty-nine weeks ended December 27, 2002, the net cost of discontinued operations increased $5.0 million to $5.6 million from $634,000 for the thirty-nine weeks ended December 28, 2001. The primary cause of the increase was the $4.3 million write off related to the sale of WellCheck. Additionally, discontinued operations were negatively impacted by the lower level of testing, resulting from contracts with a single sponsor, which were completed in December 2001 and were not renewed.

     Contingent sales proceeds, including TEAMS royalty and performance remuneration, will be recognized as earned as a component of discontinued operations.

Liquidity and Capital Resources

     We have financed our operations primarily through the sale of equity securities and from positive cash flows from operations. From inception to December 27, 2002, we have raised $81.7 million in net proceeds from equity financings. As of December 27, 2002, we had $27.5 million of cash, cash equivalents and short and long-term marketable securities. In addition to these amounts, we have available an $8.0 million revolving bank line of credit with Wells Fargo Bank, N.A. While the line of credit is in effect, we are required to deposit assets with a collective value, as defined in the line of credit agreement, equivalent to no less than 100% of the outstanding principal balance. Amounts outstanding under the line of credit bear interest at either our choice of 0.5% below the bank’s prime rate or 1.75% above the LIBOR rate, depending on the payment schedule. The line of credit agreement expires on July 1, 2003. As of December 27, 2002, we had no borrowings outstanding under this line of credit.

     Cash, cash equivalents and total investments were $27.5 million at December 27, 2002, an increase of $5.4 million, or 24%, from March 29, 2002. Cash provided by operations during the thirty-nine weeks ended December 27, 2002 was $4.8 million, which was $1.7 million higher than the thirty-nine weeks ending December 28, 2001. The improvement related mainly to reductions in the rate of growth of inventory and accounts receivable and increases in accounts payable. The increase in inventory related to more cassette raw material and finished goods inventory for the GDX and associated products.

     Additions to plant and equipment were $2.2 million and $2.3 million for the first thirty-nine weeks of fiscal 2003 and fiscal 2002, respectively. The decrease from the prior year was due principally to lower investment in production equipment. During the remainder of the fiscal year ending March 28, 2003, we intend to expend approximately $800,000 for capital purchases related to tenant improvements, expansion of our manufacturing capacity, research and development and expansion of our information technology systems. As of December 27, 2002, we had committed to approximately $500,000 of this amount to complete the expansion of our Hayward facility.

     Sales of common stock through the employee stock option program and employee stock purchase program were $2.7 million for the thirty-nine weeks ended December 27, 2002, a decrease of $2.6 million from the thirty-nine weeks ended December 28, 2001. The decline related to decreased exercises of stock options due to a decrease in the value of shares of our common stock on the open market.

     Based on current plans and business conditions, we believe that our existing cash, cash equivalents, marketable securities, cash flows anticipated to be generated by future operations and available bank borrowings under our existing line of credit will be sufficient to meet our anticipated operating requirements for at least the next 12 months. We cannot be certain, however, that our underlying assumed levels of revenues and expenses will be accurate. We may be required to expend greater than anticipated funds if unforeseen difficulties arise relating to modifying or expanding facilities, obtaining necessary product regulatory approvals, scaling up manufacturing for new tests or other matters.

     Although we have now recorded net income from continuing operations in seven consecutive quarters, we have historically experienced significant operating losses and operate in an industry subject to rapid technological changes. Management believes that there is sufficient uncertainty regarding our ability to generate future taxable income to utilize our net operating loss and tax credit carryforwards in future periods such that a full valuation allowance for deferred tax assets has been recorded as of December 27, 2002. Over the next quarter, we will continue to evaluate our valuation allowance. If we continue to remain profitable through the remainder of fiscal 2003, we will most likely release part or all of our valuation allowance. Prior to the release of the valuation allowance, to the extent that we are profitable, our effective tax rate should continue to be substantially less than the applicable statutory rates. Following the release of our valuation allowance, our effective tax rate will approximate the applicable statutory rates. If this occurs, we will record a material benefit in the period of the valuation allowance reduction and in subsequent periods increase the tax expense to approximate the prevailing corporate income tax rates.

     Our future liquidity and capital requirements will depend upon numerous additional factors, including the cost and timing of expanding our manufacturing capacity, the number and type of new tests we seek to develop, the success of these development efforts, the cost and timing of acquiring new products or technologies, the cost and timing of expansion of sales and marketing activities, the extent to which our existing and new products gain market acceptance, competing technological and market developments, the progress of commercialization efforts of our distributors, the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, developments related to regulatory and third-party reimbursement matters, a significant shortfall in operating results and other factors.

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

     We have had no changed our critical accounting policies from those described in our most recent Form 10-K. For a description of critical accounting policies, please refer to the Form 10-K for the Fiscal year ended March 29, 2002.

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

     We account for our derivative financial instruments in accordance with Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), Accounting for Derivative Instruments and Hedging Activities. All of our derivative financial instruments are recorded at fair value based upon quoted market prices for comparable instruments. For derivative instruments designated and qualifying as cash flow hedges of anticipated foreign currency denominated transactions, the effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income/(loss) in shareholders’ equity, and is reclassified into earnings when the related inventory is sold and the hedged transaction affects earnings. If the transaction being hedged fails to occur, a forecasted transaction being hedged is no longer expected to occur, or if a portion of any derivative is ineffective, the gain or loss on the associated financial instrument is recorded immediately in earnings. For derivative instruments used to hedge existing foreign currency denominated assets or liabilities, the gain or loss on these hedges is recorded immediately in earnings to offset the changes in the fair value of the assets or liabilities being hedged.

     At December 27, 2002, we had outstanding forward contracts to purchase £2.4 million for approximately $3.8 million. The open contracts mature at various dates through December 18, 2003 and hedge certain forecasted inventory purchases denominated in the British Pound Sterling. The unrealized gain on the forward contracts at December 27, 2002 was $40,000, all of which is expected to be reclassified to earnings within the next 12 months. There was no gain or loss recorded in the period from hedge ineffectiveness or from forecasted transactions no longer expected to occur. Due to increased committed and forecasted purchases, we entered into additional forward contracts to purchase £2.0 million for approximately $3.2 million during the thirteen weeks ended December 27, 2002. The new contracts mature at various dates through December 18, 2003.

Recent Accounting Pronouncements

     In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45 (“FIN45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We believe that the adoption of this standard will have no material impact on our financial statements.

     In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We believe that the adoption of this standard will have no material impact on our financial statements.

     In December 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. We believe that the adoption of this standard will have no material impact on our financial statements.

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We believe that the adoption of this standard will have no material impact on our financial statements.

Factors Affecting Future Operating Results

Our quarterly operating results may fluctuate on a quarter to quarter basis, which could cause our stock price to decline

     Our revenues and operating results have varied significantly from quarter to quarter in the past and may continue to fluctuate in the future. The following are among the factors that could cause our revenues, operating results and margins to fluctuate significantly from quarter to quarter:

•	the timing and level of market acceptance of the LDX System and the GDX System;

•	variations in manufacturing efficiencies;

•	the timing of the introduction, availability and market acceptance of new tests and products;

•	the timing and level of expenditures associated with research and development activities

•	the timing and establishment of strategic distribution arrangements and the success of the activities conducted under such arrangements;

•	changes in demand for our products based on changes in third-party reimbursement, competition, changes in government regulation and other factors;

•	the timing of significant orders from, and shipments, to customers;

•	product pricing and discounts;

•	additional cost of expanded leased facilities;

•	promotional program spending by European pharmaceutical companies;

•	variations in the mix of products sold; and

•	general economic conditions.

     These and other factors are difficult to predict and could have a material adverse effect on our business, financial condition and operating results. Fluctuations in quarterly demand for our products may cause our manufacturing operations to fluctuate in volume, increase uncertainty in operational planning and/or affect cash flows from operations. We commit to many of our expenses in advance, based on our expectations of future business needs. These costs are largely fixed in the short term. As a result, when business levels do not meet expectations, our fixed costs will not be recovered and we will experience losses. This situation is likely to result in the future because of the variability and unpredictability of our revenue. This also means that our results will likely not meet the expectations of public market security analysts or investors at one time or another, which could cause the trading price of our common stock to decline significantly.

Our stock price is likely to continue to be volatile, which could result in substantial losses for investors

     The market price of our stock has in the past been, and is likely in the future to continue to be, highly volatile. These fluctuations could result in substantial losses for investors. Our stock price may fluctuate for a number of reasons including:

•	quarterly variations in our results of operations;

•	announcements of technological or competitive developments by us and our competitors;

•	developments in or disputes regarding patent or other proprietary rights;

•	regulatory developments regarding us or our competitors;

•	changes in the current structure of the healthcare financing and payment systems;

•	stock market price and volume fluctuations, which have particularly affected the market prices for medical products and high technology companies and which are often been unrelated to the operating performance of such companies; and

•	general economic, political and market conditions.

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

Our operating results may suffer if we do not reduce our manufacturing costs

     We believe we will be required to reduce manufacturing costs for new and existing test cassettes to achieve sustained profitability. We currently operate three manufacturing lines for dry chemistry cassettes. The complexity and custom nature of our manufacturing process increases the amount of time and money required to add an additional manufacturing line. Despite our efforts, the new manufacturing line may not operate at full production volume for a substantial period of time. Also, we may need to implement additional cassette manufacturing cost reduction programs. Failure to fully integrate the third manufacturing line could prevent us from satisfying customer orders in a timely manner, which could lead to customer dissatisfaction and loss of business. Failure to fully integrate the new line could also prevent us from reducing manufacturing costs for dry chemistry tests, and prevent us from achieving sustained profitability.

Our business depends on our ability to protect our proprietary technology through patents and other means and to operate without infringing the proprietary rights of others

     Our success depends in part on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing the proprietary rights of others. We have nine United States of America patents and have filed patent applications relating to our technology internationally under the Patent Cooperation Treaty and individual foreign patent applications. The risks of relying on the proprietary nature of our technology include:

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

     We may in the future become subject to patent infringement claims and litigation or interference proceedings conducted in the United States of America Patent and Trademark Office to determine the priority of inventions. Litigation may also be necessary to enforce any patents issued to us, to protect our trade secrets or know-how or to determine the enforceability, scope and validity of the proprietary rights of others. The defense and prosecution of intellectual property suits, patent interference proceedings and related legal and administrative proceedings are both costly and time consuming and will likely result in substantially diverting the attention of technical and management personnel from our business operations. We may also be subject to significant damages or equitable remedies regarding the development and sale of our products and operation of our business.

     As of December 27, 2002, we were in litigation with Roche Diagnostics (a subsidiary of Roche Holdings, Ltd.) in three European countries. On December 19, 2002, a German District Court issued an unfavorable ruling which we have appealed. For information concerning these and other pending matters, see Item 1 Legal Proceeding in Part II of this report.

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

If we do not successfully develop, acquire or form alliances to introduce and market new tests and products, our future business will be harmed

     We believe our business will not grow significantly if we do not develop, acquire or form alliances for new tests and products to use in conjunction with the LDX System and the GDX System. If new tests and products are not developed and accepted in the market, our business will not grow significantly and will be harmed. Developing new tests involves many significant problems and risks, including:

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

     We could experience difficulties that delay or prevent the successful development, introduction and marketing of new tests and products. For example, regulatory clearance or approval of any new tests or products may not be granted on a timely basis, or at all. We have experienced difficulties obtaining regulatory approval for tests in the past. Because the evaluation of applications by the Food and Drug Administration (the “FDA”) for CLIA waived status is not based on precisely defined, objectively measurable criteria, we cannot predict the likelihood of obtaining CLIA waived status for future products.

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

     Our LDX and cassette manufacturing lines would be costly and time consuming to repair or replace if their operation were interrupted. The interruption of our manufacturing operations or the loss of associates dedicated to the manufacturing facility could severely harm our business. The risks involving our manufacturing lines include:

•	as our production levels have increased, we have been required to use our machinery more hours per day and the down time resulting from equipment failure has increased;

•	the custom nature of much of our manufacturing equipment increases the time required to remedy equipment failures and replace equipment;

•	we have a limited number of associates dedicated to the operation and maintenance of our manufacturing equipment, the loss of whom could impact our ability to effectively operate and service such equipment;

•	we manufacture all cassettes at our Hayward, California manufacturing facility, so manufacturing operations are at risk to interruption from earthquake, fire, power outages or other events affecting this one location; and

•	we have recently completed the process of scaling up our third manufacturing line to production capability. Our failure to maintain production levels and operate this line at production capability for an extended period would impact our ability to increase our manufacturing capacity.

Our LDX System and GDX System have not yet achieved broad market acceptance in all of our target markets and if broad market acceptance does not occur, our operating results will be harmed

     Our LDX System, including the LDX Analyzer and single-use test cassettes, currently accounts for substantially all of the revenue of our business. If this revenue does not grow, our overall business will be severely harmed. In addition, we have recently begun to distribute the GDX System, and it is uncertain whether this product will achieve broad market acceptance in our target markets and generate significant revenue in the future. For us to increase revenue, sustain profitability and maintain positive cash flows from operations, the LDX System and the GDX System must continue to and begin to gain market acceptance among healthcare providers, particularly physician office laboratories. We have made only limited sales of the LDX System to physician office laboratories to date relative to the size of the available market. Factors that could prevent broad market acceptance of the LDX System and the GDX System include:

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

     If our LDX System does not achieve broader market acceptance and our GDX System does not achieve favorable market acceptance, our business will not grow. Even if we are successful in continuing to place our LDX Analyzer at physician office laboratories and other near-patient testing sites and initially marketing our GDX System, there can be no assurance that placement of these products will result in sustained demand for our single-use test cassettes and single-use test cartridges.

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

Our future results could be harmed by economic, political, regulatory and other risks associated with international sales

     Historically, a significant portion of our total revenue has been generated outside of the United States. International revenue as a percentage of our total revenue was approximately 13% in the thirty-nine weeks ended December 27, 2002 and 20% in the thirty-nine weeks ended December 28, 2001. International revenue as a percentage of our total revenue was approximately 17% in both the fiscal years ended March 29, 2002 and March 30, 2001. We anticipate that international revenue will continue to represent a significant portion of our total revenue in the future. Our revenue is generally denominated in United States dollars; however, a strengthening of the dollar could make our products less competitive in foreign markets and, as a result, our future revenues from international operations may be unpredictable. We make foreign currency denominated purchases related to our GDX System in the United Kingdom. This exposes us to risks associated with currency exchange fluctuations. To minimize this risk, we have undertaken certain foreign currency hedging transactions; however, weakening of the dollar could make the cost of the GDX System less competitive in the domestic market, resulting in less predictable domestic revenue.

     In addition to foreign currency risks, our international sales and operations may also be subject to the following risks:

•	our dependency on pharmaceutical companies’ promotional programs as a primary source of international revenue;

•	unexpected changes in regulatory requirements;

•	the impact of recessions in economies outside the United States;

•	changes in a specific country’s or region’s political or economic conditions, particularly in emerging nations;

•	less effective protection of intellectual property rights in some countries;

•	changes in tariffs and other trade protection measures;

•	difficulties in managing international operations; and

•	potential insolvency of international distributors and difficulty in collecting accounts receivable and longer collection periods.

     If we are unable to minimize the foregoing risks, they may harm our current and future international sales and, consequently, our business.

We may be unable to effectively compete against other providers of diagnostic products, which could cause our sales to decline

     The market for diagnostic products in which we operate is intensely competitive. Our competition consists primarily of clinical and hospital laboratories, as well as manufacturers of bench top analyzers. To achieve and maintain market acceptance for the LDX System and the GDX System, we must demonstrate that the LDX System and the GDX System are attractive alternatives to bench top analyzers as well as to clinical and hospital laboratories. This will require physicians to change their established means of having such tests performed. The LDX System and the GDX System may be unable to compete with these other testing services and analyzers. In addition, companies with a significant presence in the market for clinical diagnostics, such as Abbott Laboratories, Bayer Diagnostics, Beckman Coulter, Inc. and Roche Diagnostics (a subsidiary of Roche Holdings, Ltd.) have developed or are developing analyzers designed for point of care testing. These competitors have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than us. These competitors also offer broader product lines than us, have greater name recognition than us and offer discounts as a competitive tactic. In addition, several smaller companies are currently making or developing products that compete or will compete with ours. We may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully in the future. Even if we do have such resources and capabilities, we may not employ them successfully.

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

If we are successful in growing sales, our business will be harmed if we cannot effectively manage the operational and management challenges of growth

     If we are successful in achieving and maintaining market acceptance for the LDX System and the GDX System, we will be required to expand our operations, particularly in the areas of sales, marketing and manufacturing. As we expand our operations, this expansion will likely result in new and increased responsibilities for management personnel and place significant strain on our management, operating and financial systems and resources. To accommodate any such growth and compete effectively, we will be required to implement and improve our information systems, procedures and controls, and to expand, train, motivate and manage our work force. Our personnel, systems, procedures and controls may not be adequate to support our future operations. Any failure to implement and improve operational, financial and management systems or to manage our work force as required by future growth, if any, could harm our business and prevent us from improving our financial condition as a result of increased sales.

We depend on distributors to sell our products and failure to maintain and expand these relationships could adversely affect our ability to generate revenues

     To increase revenue and achieve sustained profitability, we will have to maintain and expand our existing distribution relationships and develop new distribution relationships. We are dependent on our distributors to assist us in promoting market acceptance of the LDX System and the GDX System. However, we may be unable to enter into and maintain new arrangements on a timely basis, or at all. Even if we do enter into additional distributor relationships, those distributors may not devote the resources necessary to provide effective sales and marketing support to our products. In addition, our distributors sell products offered by our competitors. If our competitors offer our distributors more favorable terms or have more products available to meet their needs, those distributors may de-emphasize or decline to carry our products. If we are unable to maintain successful relationships with distributors or to expand our distribution channels, our business will suffer.

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

     In addition, any future amendment or addition to regulations impacting our products could prevent us from marketing the LDX System and the GDX System. Regulatory changes could hurt our business by increasing burdens on our products or by reducing or eliminating certain competitive advantages of the LDX System’s and the GDX System’s waived status. Food and Drug Administration clearance or approval of products such as ours can be obtained by either of two processes:

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

We may pursue strategic acquisitions which could have an adverse impact on our business if they are unsuccessful

     We continue to evaluate strategic opportunities available to us and we may pursue product, technology or business acquisitions. These acquisitions could be very costly, could result in dilution to existing investors and could result in integration problems that harm our business as a whole. Any acquisition could result in expending significant amounts of cash, issuing potentially dilutive equity securities or incurring debt or unknown liabilities associated with the acquired business. In addition, our acquisitions may not be successful in achieving our desired strategic objectives, which could materially harm our operating results and business. Acquisitions may also result in difficulties in assimilating the operations, technologies, products, services and personnel of the acquired company or business or in achieving the cost savings or other financial benefits we anticipated. These difficulties could result in additional expenses, diversion of management attention and an inability to respond quickly to market issues. Any of these results could harm us financially.

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

Product liability and professional liability suits against us could result in expensive and time consuming litigation, payment of substantial damages and an increase in our insurance rates

     Sale and use of our products and the past performance of testing services by our formerly wholly owned subsidiary could lead to the filing of a product liability or professional liability claim. If any of these claims are brought, we may have to expend significant resources defending against them. If we are found liable for any of these claims, we may have to pay damages that could severely hurt our financial position. Loss of these claims could also hurt our reputation, resulting in our losing business and market share. The medical testing industry has historically been litigious, and we face financial exposure to these liability claims if use of our products results in personal injury or improper diagnosis. We also face the possibility that defects in the design or manufacture of our products might necessitate a product recall.

     We currently maintain product liability insurance and professional liability insurance for claims relating to the past performance of testing services, but there can be no assurance that the coverage limits of our insurance policies will be adequate. Insurance is expensive and difficult to obtain, and we may be unable to maintain product liability insurance in the future on acceptable terms or in sufficient amounts to protect us against losses due to product liability. Inability to maintain insurance at an acceptable cost or to otherwise protect against potential product liability could prevent or inhibit the continued commercialization of our products. In addition, a product liability or professional liability claim in excess of relevant insurance coverage or a product recall could severely hurt our financial condition.

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

Our business has experienced a history of operating losses and fluctuating operating results, which may cause our stock price to fall

     Historically, we have experienced significant operating losses and negative cash flows from operations. As of December 27, 2002, we had an accumulated deficit of $43.6 million. Our first profitable quarter was the third quarter of fiscal 1998, and our first profitable year was fiscal 1998. We recorded a net loss of $2.6 million for fiscal 2001 and a net profit of $5.6 million for fiscal 2002. Our profitability and positive cash flows from operations in the future will depend on broadening market acceptance of our existing product offerings and successfully developing, introducing and marketing additional test cassettes or other products.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosures

     Our exposure to market risks is inherent in our operations, primarily to interest rates relating to our investment portfolio. We do not use derivative financial instruments in our investment portfolio and had no holdings of derivative financial or commodity instruments as of December 27, 2002.

     We are subject to interest rate risks on cash and cash equivalents, available-for-sale marketable securities and any future financing requirements. Interest rate risks related to marketable securities are managed by managing maturities in our marketable securities portfolio.

     We have concluded that the fair market value of our investment portfolio or related income would not be significantly impacted by changes in interest rates due to the nature of our marketable securities, which have maturity dates that do not exceed fiscal year 2006 and primarily fixed interest rates.

     Our policy is to hedge 100% of all committed purchase contracts and a lesser percentage for forecasted purchases. Due to increased committed and forecasted purchases, we entered into additional forward contracts to purchase £2.0 million for approximately $3.2 million during the thirteen weeks ended December 27, 2002. The new contracts mature at various dates through December 18, 2003.

     The following table presents the future principal cash flows or amount and related weighted average interest rates expected by year for our existing cash and cash equivalents, marketable securities, long-term investments and derivative positions.

			Fiscal Year

	2003	2004	2005	2006	Total	Fair Value

			(in thousands)
Cash, cash equivalents	$13,099	$—	$—	$—	$13,099	$13,099
Short-term marketable securities	493	$2,402	$—	$—	$2,895	$2,895
Weighted average interest rate	1.28%	4.50%	—	—	—	—
Long-term marketable Securities	$—	$1,385	$7,944	$2,152	$11,481	$11,481
Weighted average interest rate	—	4.01%	4.43%	3.73%	—	—
Forward currency contracts	$1,969	$1,808	$—	$—	$3,777	$3,777

Qualitative Disclosures

     Our primary interest rate risk exposures relate to:

•	the available for sale securities will fall in value if market interest rates increase; and

•	the impact of interest rate movements on our ability to obtain adequate debt financing to fund future operations.

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

PART II-OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

     On August 2, 2002, N.V. Euromedix (“Euromedix”) filed suit against us in the Commercial Court in Leuven Belgium (No. F5700-02), seeking damages for the wrongful termination of an implied distribution agreement with our company for Europe and parts of the Middle East. On November 7, 2002, the court dismissed the suit. On December 31, 2002, Euromedix filed suit against us in the Commercial Court in Leuven Belgium (No. F8756-02), seeking damages in the amount of approximately € 3.5 million for the wrongful termination of an implied distribution agreement with our company for Europe and parts of the Middle East. A hearing date has been set for April 1, 2003. We believe these claims are without merit and intend to continue to defend the claims vigorously.

     On December 23, 1999, Roche Diagnostics GmbH (“Roche”) filed suit against us and two of our distributors, Health Care Solutions AG and Euromedix N.V./SA, in the Canton Court of the Canton Zug in Zug, Switzerland (No. ES580/1999), seeking a cease and desist order barring us from selling HDL assay single-use test cassettes in Switzerland. The complaint alleges that we violated a Roche European patent for HDL. On July 11, 2000, the court denied Roche’s request for an injunction and ordered it to pay a portion of our legal fees. On May 2, 2002, in response to our motion, the court ruled that it did not have local jurisdiction over the matter and ordered Roche to pay our legal fees. Roche subsequently appealed the May 2, 2002 decision by the Canton Court of the Canton Zug. On October 7, 2002, the Swiss Federal Tribunal referred the matter back to the Canton Court but rejected the jurisdiction aspect of Roche’s appeal. At this point in time, no schedule has been set regarding additional court activity. We believe the claim is without merit and intend to continue to defend the claim vigorously.

     In January 2000, Roche filed suit against us and two of our distributors, Micro-Medical GmbH and Euromedix N.V./SA, in the District Court in Dusseldorf, Germany (No. 4aO4/00), seeking a cease and desist order barring us from selling HDL single-use test cassettes in Germany. The complaint alleges we violated a Roche German priority patent for HDL by selling our single-use test cassette containing a HDL assay in Germany. On December 4, 2001, a hearing was held in Dusseldorf, Germany at which witnesses for Roche and our company testified. On October 29, 2002, the District Court held a hearing on the merits of the case. The court rendered its decision on December 19, 2002, ruling that i) we are not allowed to further distribute HDL test cassettes which correspond to the German Roche patent, ii) our distributors must destroy HDL products in their possession, iii) we and our distributors are subject to unspecified damages based on all sales which occurred in Germany since December 8, 1995 and iv) we and our distributors must pay the legal fees of the litigation. However, the decision is not enforceable until Roche posts a bond of security in the amount of €2.5 million, approximately $2.7 million. Roche has not yet posted the bond, nor has it notified the Company of an intention to post the bond. On January 10, 2003, we appealed this ruling with the Appeal Court in Dusseldorf. We believe the claim is without merit and intend to continue to defend the claim vigorously.

     On August 2, 2000, we filed suit against Roche in the Federal Patent Court in Munich, Germany (No. 3 Ni 40/00), seeking the nullification of Roche’s German patent for measurement of HDL cholesterol. On December 6, 2001, a hearing was held on the merits of the nullification complaint. The court partially voided the Roche German patent while clarifying the remaining claim with additional restrictions. On February 20, 2002, we filed an appeal with the Federal Supreme Court. We believe the claim is without merit and intend to continue to defend the claim vigorously.

     In September 2000, Roche filed suit against us and one of our distributors in the Commercial Court in Vienna, Austria (No. Ei/Ti ROCH 04002), seeking a cease and desist order barring us from distributing HDL assay single-use test cassettes in Austria. The complaint alleges that we violated a Roche European patent for HDL. On August 9, 2002, the court ruled in our favor and dismissed the patent infringement claim. There can be no assurance as to whether Roche will take any additional action.

     While management currently believes that the ultimate outcome of these legal proceedings will not have a material adverse effect on our financial position, results of operations or cash flows, litigation is subject to inherent uncertainties. Were an adverse ruling to occur, there exists the possibility of a material adverse impact on our financial position, results of operations or cash flows in the period in which the ruling occurs. The estimate of the potential impact on our financial position, results of operations or cash flows for the above legal proceedings could change in the future. Additionally, we are subject to various legal claims and assessments in the ordinary course of business, none of which are expected by management to result in a material adverse effect on our financial position, results of operations or cash flows.

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

We did not file any reports on Form 8-K during the thirteen weeks ended December 27, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOLESTECH CORPORATION

Date:	February 6, 2003	/s/ Warren E. Pinckert II Warren E. Pinckert II President and Chief Executive Officer (Principal Executive Officer

Date:	February 6, 2003	/s/ William W. Burke William W. Burke Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

I, Warren E. Pinckert II, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Cholestech Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 6, 2003

/s/ Warren E. Pinckert II Warren E. Pinckert II President and Chief Executive Officer

I, William W. Burke, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Cholestech Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 6, 2003

/s/ William W. Burke William W. Burke Vice President of Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002