Form 10-Q
period 2003-06-27
CHOLESTECH CORPORATION
filed 2003-08-07
CIK 887227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________

Commission File Number: 000-20198

CHOLESTECH CORPORATION

(Exact name of registrant as specified in its charter)

California	94-3065493
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
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
Yes [X]   No [  ]

As of July 31, 2003, 13,847,115 shares of the registrant’s common stock were outstanding.

CHOLESTECH CORPORATION
INDEX

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

CHOLESTECH CORPORATION

CONDENSED BALANCE SHEETS
(in thousands)

	June 27, 2003	March 28, 2003 (1)

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,593	$8,747
Marketable securities	2,436	4,776
Accounts receivable, net	6,121	5,195
Inventories, net	6,813	6,806
Note receivable	250	250
Prepaid expenses	1,685	1,989
Deferred tax assets	2,100	2,100

Total current assets	31,998	29,863
Property and equipment, net	7,728	7,491
Long-term investments	11,844	12,558
Long-term deferred tax assets	1,357	2,100

Total assets	$52,927	$52,012

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$3,607	$3,971
Accrued payroll and benefits	2,430	3,173
Other liabilities	119	140

Total current liabilities	6,156	7,284

Contingencies (note 8)
Shareholders’ equity:
Common stock, no par value; 25,000,000 shares authorized; 13,836,782 and 13,579,108 shares issued and outstanding at June 27, 2003 and June 28, 2002, respectively	82,983	82,242
Accumulated other comprehensive income	91	73
Accumulated deficit	(36,303)	(37,587)

Total shareholders’ equity	46,771	44,728

Total liabilities and shareholders’ equity	$52,927	$52,012

(1)  The information in this column was derived from the Company’s audited consolidated financial statements as of, and for the fiscal year ended, March 28, 2003.

See Notes to Condensed Financial Statements

CONDENSED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended

	June 27, 2003	June 28, 2002

Revenue	$13,714	$11,132
Cost of goods sold	5,545	4,033

Gross profit	8,169	7,099

Operating expenses:
Sales and marketing	3,005	3,041
Research and development	841	625
General and administrative	2,262	1,467

Total operating expenses	6,108	5,133

Income from operations	2,061	1,966
Interest and other income, net	165	86

Income before provision for income taxes	2,226	2,052
Provision for income taxes	957	81

Income from continuing operations	1,269	1,971

Gain (loss) from discontinued operations	26	(581)
Tax provision (benefit) from discontinued operations	11	(23)

Income (loss) from discontinued operations	15	(558)

Net income	$1,284	$1,413

Income from continuing operations per share:
Basic	$0.09	$0.15

Diluted	$0.09	$0.14

Income (loss) from discontinued operations per share:
Basic	$0.00	$(0.04)

Diluted	$0.00	$(0.04)

Net income per share:
Basic	$0.09	$0.11

Diluted	$0.09	$0.10

Shares used to compute income per share:
Basic	13,752	13,344

Diluted	14,338	14,483

See Notes to Condensed Financial Statements

CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Thirteen Weeks Ended

	June 27, 2003	June 28, 2002

Cash flows from operating activities:
Net income	$1,284	$1,413
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	633	622
Change in allowance for losses on accounts receivable	54	(2)
Provision for warranty cost	(21)	(15)
Change in inventory reserve	167	70
Change in allowance for sales returns	(5)	25
Changes in assets and liabilities:
Accounts receivable	(975)	(287)
Inventories	(174)	(608)
Prepaid expenses and other assets	304	(95)
Accounts payable and accrued expenses	(364)	674
Accrued payroll and benefits	(743)	(942)
Deferred tax assets	743	—

Net cash provided by operating activities	903	855

Cash flows from investing activities:
Sales and maturities of marketable securities	23,954	10,491
Purchases of marketable securities	(20,882)	(11,128)
Purchases of property and equipment	(870)	(641)

Net cash provided by (used in) investing activities	2,202	(1,278)

Cash flows from financing activities:
Issuance of common stock	741	2,353

Net cash provided by financing activities	741	2,353

Net increase in cash and cash equivalents	3,846	1,930
Cash and cash equivalents at beginning of period	8,747	8,800

Cash and cash equivalents at end of period	$12,593	$10,730

See Notes to Condensed Financial Statements

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Interim Results

The interim unaudited financial information of Cholestech Corporation (the “Company”) is prepared in conformity with generally accepted accounting principles in the United States of America. The financial information included herein has been prepared by management, without audit by independent accountants, and should be read in conjunction with the audited consolidated financial statements contained in the Annual Report on Form 10-K for the fiscal year ended March 28, 2003. The information furnished includes all adjustments and accruals consisting only of normal recurring accrual adjustments that are, in the opinion of management, necessary for a fair presentation of results for the interim periods. Certain information or footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

The interim results are not necessarily indicative of the results of operations for the full fiscal year ending March 26, 2004. Certain financial statement items have been reclassified to conform to the current year format.

2.	Balance Sheet Data

The components of inventories are as follows (in thousands):

	June 27, 2003	March 28, 2003

Raw materials	$2,432	$2,388
Work-in-process	2,279	1,762
Finished goods	2,102	2,656

	$6,813	$6,806

3.	Sale of WellCheck

On December 23, 2002, the Company completed the sale of certain assets and the assignment of certain obligations of its wholly owned subsidiary WellCheck Inc. (“WellCheck”). The sale was made pursuant to the terms and conditions of a Stock Purchase Agreement (the “Agreement”) dated December 23, 2002 by and among the Company, WellCheck and ImpactHealth.com, Inc. Under the terms of the Agreement, the Company received a secured promissory note in the aggregate principal amount of $250,000 (the “Note”) due on the first anniversary of the issuance of the Note, the right to receive an additional $200,000 contingent upon the attainment of certain performance measures and a royalty per participant tested with TEAMS for three years after the date of the agreement. Information presented in the financial statements for prior periods have been adjusted to reflect WellCheck as “Discontinued Operations.” This change does not have a material impact to the Company’s financial statements.

As a result of the sale, the Company recorded a loss of $4.4 million. The components of the loss are as follows (in thousands):

Net book value of WellCheck assets	$4,695
Less note receivable	(250)

Net expense	$4,445

Revenues and losses of the Company’s discontinued operations for the thirteen weeks ended June 27, 2003 and June 28, 2002 (in thousands of dollars) were as follows:

	June 27, 2003	June 28, 2002

Revenues	$5	$435
Income (loss) before provision for income taxes	21	(581)
Income tax provision (benefit)	11	(23)

Net income (loss)	$15	$(558)

Contingent sales proceeds, including TEAMS royalty and performance remuneration, will be recognized as earned as a component of discontinued operations.

4.	Derivative Financial Instruments

At June 27, 2003, the Company had outstanding forward contracts to purchase £1.1 million for approximately $1.7 million. The open contracts mature at various dates through January 15, 2004 and hedge certain forecasted inventory purchases denominated in the British Pounds Sterling. The unrealized gain on the forward contracts at June 27, 2003 was $82,000, all of which is expected to be reclassified to earnings within the next 12 months. There was no gain or loss recorded in the period from hedge ineffectiveness or from forecasted transactions no longer expected to occur.

5.	Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all potential common stock outstanding during a period, if dilutive.

A reconciliation of the basic and diluted earnings per share calculations follows:

	Thirteen Weeks Ended

	June 27, 2003	June 28, 2002

(in thousands, except per share data)
Income
Income from continuing operations	$1,269	$1,971
Income (loss) from discontinued operations	15	(558)

Net Income	$1,284	$1,413

Shares
Basic	13,752	13,344
Effect of dilutive securities	586	1,139

Diluted	14,338	14,483

Per share continuing operations:
Basic	$0.09	$0.15
Effect of dilutive securities	0.00	(0.01)

Diluted	$0.09	$0.14

Per share discontinued operations:
Basic	$0.00	$(0.04)
Effect of dilutive securities	0.00	0.00

Diluted	$0.00	(0.04)

Per share net income
Basic	$0.09	$0.11
Effect of dilutive securities	0.00	(0.01)

Diluted	$0.09	$0.10

As of June 27, 2003, options to purchase 920,680 shares of common stock were considered anti-dilutive because the respective exercise prices were greater than the average fair market value of the common stock. As of June 28, 2002, options to purchase 449,162 shares of common stock were considered anti-dilutive because the respective exercise prices were greater than the average fair market value of the common stock.

6.	Stock-Based Compensation

The Company accounts for its stock-based compensation plans in accordance with SFAS No. 123, Accounting for Stock-Based Compensation as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. As permitted under SFAS No. 148, the Company uses the intrinsic value-based method of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, to account for its employee stock-based compensation plans. Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company’s common shares and the exercise price of the option. Compensation costs for stock options, if any, are realized ratably over the vesting period.

Had compensation costs for the Company’s stock option and stock purchase plans been determined based on the fair market value of the options at the grant dates, as prescribed in SFAS No. 123, the Company’s net income and net income per share would have been as follows:

	Thirteen Weeks ended

	June 27, 2003	June 28, 2002

(in thousands, except per share data)
Net income as reported	$1,284	$1,413
Deduct total stock-based employee compensation expense determined under fair value based method for all awards	703	495

Net income proforma	$581	$918

Net Income per share:
Basic
As reported	$0.09	$0.11
Proforma	$0.04	$0.07
Diluted
As reported	$0.09	$0.10
Proforma	$0.04	$0.06

Such proforma disclosure may not be representative of future compensation costs because options vest over several years and additional grants are anticipated to be made each year. The fair value of each stock option is estimated on the date of the grant using the Black-Scholes valuation model, with the following assumptions used for grants during the applicable periods:

	Thirteen Weeks ended

	June 27, 2003	June 28, 2002

Risk Free interest rate	1.05%	1.73%
Expected life	7 Years	7 Years
Expected volatility	94.01%	95.13%
Dividend yield	0.0%	0.0%

7.	Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards No. 150 (“SFAS No. 150”), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This standard is effective for financial instruments entered into or modified after May 31, 2003. The Company adopted this standard and the adoption of this standard had no material impact on its financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 of Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. This standard is effective for contracts entered into or modified after June 30, 2003. The Company adopted this standard and the adoption of this standard had no material impact on its financial statements.

8.	Contingencies

On August 2, 2002, N.V. Euromedix (“Euromedix”) filed suit against the Company in the Commercial Court in Leuven Belgium (No. F5700-02), seeking damages for the wrongful termination of an implied distribution agreement with our company for Europe and parts of the Middle East. On November 7, 2002, the court dismissed the suit. On December 31, 2002, Euromedix filed suit against the Company in the Commercial Court in Leuven Belgium (No. F8756-02), seeking damages in the amount of approximately €3.5 million for the wrongful termination of an implied distribution agreement with our company for Europe and parts of the Middle East. A hearing was held on April 29, 2003 regarding certain procedural issues. In a judgment rendered on May 27, 2003, the Court referred the complaint to the Constitutional Court before rendering a final decision. The Court asked the Constitutional Court to render an opinion regarding certain constitutional issues related to the trademark infringement arguments the Company raised at the hearing. A hearing in the Constitutional Court was held on July 8, 2003. At this hearing, the Court granted an extension of time for the filing of pleadings. We have until August 31, 2003 to file additional pleadings and a hearing has been scheduled for September 9, 2003. The Company believes these claims are without merit and intends to continue to defend the claims vigorously.

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

On March 3, 2003, Roche Diagnostics Corporation and Roche Diagnostics GmbH filed suit against the Company in the United States District Court for the Southern District of Indiana (Indianapolis) (No. 03-CV-0303-LJM-WTL), seeking a preliminary and permanent injunction, damages and attorneys fees for patent infringement. The Company was served with the suit on June 30, 2003. The complaint alleges that the Company is violating three Roche U.S. patents for HDL. On July 21, 2003, the Company filed an answer and counter claim with the U.S. District Court for the Southern District of Indiana. The Company believes the claim is without merit and intends to defend the claim vigorously.

Based upon consultation with outside counsel handling the Company’s defense in these matters and a discussion of potential results, the Company does not consider a negative litigation outcome to be probable and has not accrued any amounts for potential losses related to these proceedings. Because of uncertainties related to both the amount and range of loss on the pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, the Company will assess the potential liability related to its pending litigation. The Company will record accruals for losses if and when the Company determines the negative outcome of such matters to be probable and reasonably estimable. The Company’s estimates regarding such losses could differ from actual results. Revisions in the Company’s estimates of the potential liability could materially impact the Company’s results of operations and financial position. The Company is subject to various additional legal claims and assessments in the ordinary course of business, none of which are expected by management to result in a material adverse effect on the consolidated financial statements.

9.	Comprehensive Income

The Company’s total comprehensive income was as follows (in thousands):

	Thirteen Weeks Ended

(unaudited)	June 27, 2003	June 28, 2002

Net income	$1,284	$1,413
Change in unrealized gain on investments, net	(22)	62
Change in future currency contracts	40	4

Total comprehensive income	$1,302	$1,479

10.	Income Taxes

For the thirteen weeks ended June 27, 2003 the Company recorded a provision for income taxes of $957,000 primarily resulting from the recognition of deferred tax expense for the value of net operating losses utilized. Based on the Company’s positive operating results, in the fourth quarter of fiscal 2003, the Company determined that it was increasingly likely that it would be able to realize a portion of its net operating loss carryforwards in future periods thereby reducing taxes to be paid in those periods. As such, a valuation allowance of $4.2 million for deferred tax assets was released for the amount of net operating loss carryforwards expected to be utilized in fiscal 2004 and 2005. For the thirteen weeks ended June 28, 2002, the Company recorded a provision for income tax of $81,000 primarily resulting from the estimated alternative minimum tax, since the Company had significant federal net operating losses and both federal and California state tax credit carryforwards.

11.	Warranties

The Company records an accrual for estimated warranty costs when revenue is recognized. Warranty covers cost of repair of the LDX Analyzer, and to replace defective single-use test cassettes. The warranty period of the LDX Analyzer is one year and single use test cassettes are warranted for the self-life of the product. The warranty costs of the GDX Analyzer and test cartridges are the responsibility of the vendor. The Company has processes in place to estimate accruals for warranty exposure. The processes include estimated LDX Analyzer failure rates, costs to repair the analyzer and estimated replacement rates for single use test cassettes. Although the Company believes it has the ability to reasonably estimate warranty expenses, unforeseeable changes in factors impacting the estimate for warranty could occur and such changes could cause a material change in the Company’s warranty accrual estimate. Such a change would be recorded in the period in which the change was identified. Changes in the Company’s product warranty liability during the thirteen weeks ended June 27, 2003 were as follows (in thousands):

Thirteen Weeks Ended
June 27, 2003

Balance at the beginning of the year	$116
Accruals and charges for warranty for the year	63
Cost of repairs and replacements	(60)

Balance at June 27, 2003	$119

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

     In addition, legislation to allow Medicare reimbursement for cholesterol was introduced on February 12, 2003 to both the Senate and House of Representatives, and diabetes screening, was introduced on March 11, 2003 in the Senate and May 22, 2003 in the House of Representatives. Both acts have passed in their respective bodies and are now in conference to resolve differences between the two bills. If this legislation is enacted, it may provide further opportunity, starting in calendar 2005, for us to capitalize on the increasing need for testing in both the physician office laboratory and health promotion markets to assess risk for heart disease and diabetes in individuals that we believe could result from passage of such legislation. Further, a major class of cholesterol lowering medications called “statins” may be approved by the FDA for over the counter sales in the future, which could provide pharmacies with an incentive to conduct testing of patients in the pharmacy as part of a health awareness initiative and provide us with additional opportunities to market our products.

Results of Operations

     In the following discussion of our results of operations, results related to the WellCheck segment have been reclassified to “Discontinued Operations” for both the current fiscal year and fiscal year 2003.

     The following table sets forth our results of operations expressed as a percentage of total revenue. Our historical operating results are not necessarily indicative of the results for any future period.

	Thirteen Weeks Ended

	June 27, 2003	June 28, 2002

Revenue	100%	100%
Cost of goods sold	40	36

Gross profit	60	64

Operating expenses
Sales and marketing	22	27
Research and development	6	6
General and administrative	17	13

Total operating expenses	45	46

Income from operations	15	18
Interest and other income	1	1
Provision for income taxes	7	1

Income from continuing operations	9	18

Loss from discontinued operations	(0)	(5)

Net income	9%	13%

Thirteen weeks ended June 27, 2003 and June 28, 2002

     Revenue. During the thirteen weeks ended June 27, 2003, revenue increased $2.6 million, or 23%, to $13.7 million from $11.1 million for the thirteen weeks ended June 28, 2002. Sales of single-use test cassettes increased $1.1 million, or 12%, from $9.7 million for the thirteen weeks ended June 28, 2002 to $10.8 million for the thirteen weeks ended June 27, 2003. Revenue for our LDX analyzer increased $294,000, or 37%, to $1.1 million for the thirteen weeks ended June 27, 2003 from $800,000 for the thirteen weeks ended June 28, 2002. Revenue for our GDX analyzer and related single use test cartridges was $891,000 for the thirteen weeks ended June 27, 2003, with no comparable sales for the thirteen weeks ended June 28, 2002. Accessories sales increased $252,000, or 38%, to $912,000 for the thirteen weeks ended June 27, 2003 from $660,000 for the thirteen weeks ended June 28, 2002.

     During the thirteen weeks ended June 27, 2003, domestic revenue increased $2.0 million, or 21%, to $11.7 million from $9.7 million for the thirteen weeks ended June 28, 2002. The increase in revenue was attributable to the continued adoption by physicians of the ATP III guidelines for treatment of high cholesterol and further penetration into a growing number of CLIA waived laboratories. This resulted in a 43% revenue increase in the physician office laboratory market which increased $2.3 million to $7.7 million during the thirteen weeks ended June 27, 2003, compared to $5.4 million for the thirteen weeks ended June 28, 2002. Most of the increase related to revenue from single-use test cassettes which increased 10% while unit volume increased 14% during the thirteen weeks ended June 27, 2003 compared to the first quarter of fiscal 2002. Additionally, domestic revenue for our GDX analyzer and related single use test cartridges was $731,000 for the thirteen weeks ended June 27, 2003, with no comparable sales for the thirteen weeks ended June 28, 2002.

     International revenue increased $560,000, or 39%, to $2.0 million for the thirteen weeks ended June 27, 2003 from $1.4 million for the thirteen weeks ended June 28, 2002. The increase related primarily to the launch by AstraZeneca PLC of the statin Crestor in the United Kingdom and Mexico, and the preparation for its launch in Germany, Spain and Italy. Additionally, AstraZeneca’s competitors are increasing promotional spending to counter the impact of Crestor’s launch. The increase related primarily to the sale of single-use test cassettes which increased $283,000, or 28%, to $1.3 million for the thirteen weeks ended June 27, 2003 compared to $1.0 million for the thirteen weeks ended June 28, 2002. Additionally, international revenue for our GDX and related products was $159,000 for the thirteen weeks ended June 27, 2003, with no comparable sales for the thirteen weeks ended June 28, 2002.

     Cost of Goods Sold. Cost of goods sold increased $1.5 million, or 37%, to $5.5 million for the thirteen weeks ended June 27, 2003 from $4.0 million for the thirteen weeks ended June 28, 2002. Gross margins were 60% and 64% for the thirteen weeks ended June 27, 2003 and June 28, 2002, respectively. Cost of goods sold includes direct labor, direct material, overhead and royalties. The increase in cost of goods sold as a percentage of sales was primarily related to a 4% decrease in average sale price for single-use test cassette and the introduction of the GDX analyzer and test cartridges, which have a lower margin than the products we manufacture. Factory spending increased $377,000, or 11%, and cassette unit production increased 13% for the thirteen weeks ended June 27, 2003, from the thirteen weeks ended June 28, 2002. Spending increases related primarily to scrap, facility related costs for the larger production area which we began occupying in September 2002, and production labor and related costs.

     Sales and Marketing Expenses. Sales and marketing expenses include salaries, commissions, bonuses, travel and expenses for outside services related to marketing programs. Sales and marketing expenses decreased $36,000, or 1%, to $3.0 million for the thirteen weeks ended June 27, 2003 from $3.0 million for the thirteen weeks ended June 28, 2002. Product marketing expenses decreased $110,000 due mainly to lower trade show expenses, and compensation decreased $80,000 due to a lower commission accrual rate, offset by an $113,000 increase in travel expenses. Over the balance of the fiscal year, we expect sales and marketing expenses to increase as our involvement in trade shows and distributor relations activity increases.

     Research and Development Expenses. Research and development expenses include salaries, bonuses, expenses for professional consulting services, supplies and depreciation of capital equipment. Research and development expenses increased $216,000, or 35%, to $841,000, for the thirteen weeks ended June 27, 2003 from $625,000 for the thirteen weeks ended June 28, 2002. Research and development expenses as a percentage of total revenue remained constant at 6% for both the thirteen weeks ended June 27, 2003 and the thirteen weeks ended June 28, 2002. The increase was mainly attributable to a $67,000 increase for wage and related costs, $61,000 for material used in new product development and $49,000 for outside professional services. All of these increases related to accelerated activities in new product development.

     General and Administrative Expenses. General and administrative expenses include compensation, benefits and expenses for outside professional services including information services, legal and accounting. General and administrative expenses increased $795,000, or 54%, to $2.3 million for the thirteen weeks ended June 27, 2003 from $1.5 million for the thirteen weeks ended June 28, 2002. As a percentage of total revenue, general and administrative expenses increased to 17% for the thirteen weeks ended June 27, 2003 from 13% for the thirteen weeks ended June 28, 2002. The increase related to $284,000 in higher fees for outside professional services including legal and accounting services, and an $182,000 increase in insurance premiums for directors and officers. The increase was also attributable to higher expenditures for head count related expenses including benefits, training and travel. We expect legal expenses to increase over the balance of the fiscal year relating to the suit filed by Roche on March 3, 2003.

     Interest and other income, net. Interest and other income, net, reflects income from the investment of cash balances and marketable securities, less the fees charged by financial institutions. Interest income increased $79,000, or 92%, to $165,000 for the thirteen weeks ended June 27, 2003 from $86,000 for the thirteen weeks ended June 28, 2002. The increase was due to a 9% increase in the amount invested in securities and the gain on sale of certain securities.

     Income Taxes. For the thirteen weeks ended June 27, 2003, the provision for income taxes increased $876,000, or 1,081%, to $957,000 compared to $81,000 for the thirteen weeks ended June 28, 2002, which was at a significantly lower effective tax rate.

     Based on our recent positive operating results, in the fourth quarter of fiscal 2003 we determined that it was increasingly likely that we would be able to realize a portion of our net operating loss carryforwards in future periods thereby reducing taxes to be paid in those periods, A valuation allowance of $4.2 million for deferred tax assets was released for the amount of net operating loss carry forwards expected to be utilized in fiscal 2004 and fiscal 2005. Beginning with the thirteen weeks ended June 27, 2003, we recognized deferred tax expense for the value of net operating losses utilized based on an estimated effective tax rate for the year of 43%. Based on future results, we may recognize additional deferred tax benefits to be realized in future periods. Since we have significant federal net operating losses and both federal and California tax credit carryforwards, the provision for income taxes for the thirteen weeks ended June 28, 2002 primarily represents the estimated alternative minimum tax.

     Discontinued Operations. Discontinued operations include all revenue, cost of goods sold, compensation, benefits, travel and expenses for outside professional services including information services and legal related to the operations of the WellCheck segment, which was sold on December 23, 2002. The gain of $26,000 in the thirteen weeks ended June 27, 2003 was primarily attributable to expenses related to adjustments to the previously recognized loss. During the thirteen weeks ended June 28, 2002, the net loss from operations of $558,000 related to testing operations for the full fiscal quarter.

     Contingent sales proceeds, including TEAMS royalties and performance remuneration, will be recognized as earned as a component of discontinued operations.

Liquidity and Capital Resources

     We have financed our operations primarily through the sale of equity securities and from positive cash flows from operations. From inception to June 27, 2003, we have raised $83.0 million in net proceeds from equity financings. As of June 27, 2003, we had $26.9 million of cash, cash equivalents and short and long-term marketable securities. In addition to these amounts, we have available a $4.0 million revolving bank line of credit with Wells Fargo Bank, N.A. While the line of credit is in effect, we are required to deposit assets with a collective value, as defined in the line of credit agreement, equivalent to no less than 100% of the outstanding principal balance. Amounts outstanding under the line of credit bear interest at either our choice of 0.5% below the bank’s prime rate or 1.75% above the LIBOR rate, depending on the payment schedule. The line of credit agreement expires on September 1, 2004. As of June 27, 2003, we had no borrowings outstanding under this line of credit.

     Cash, cash equivalents and total investments were $26.9 million at June 27, 2003, an increase of $792,000, or 3%, from March 28, 2003. Cash provided by operations during the thirteen weeks ended June 27, 2003 was $903,000, which was $48,000, or 6%, higher than the thirteen weeks ended June 28, 2002. The improvement related mainly to the increase in pre-tax income. During the three months ended June 27, 2003 accounts receivable increased $975,000 due to a significant increase in sales during the last month of the quarter. Additionally, accounts payable and accrued expenses decreased by $364,000 due to payment timing of trade payables.

     Additions to plant and equipment were $870,000 and $641,000 for the first thirteen weeks of fiscal 2003 and fiscal 2002, respectively. The capital spending for both the current and prior year was related to tenant improvements, expansion of our manufacturing capacity, and development and expansion of our information technology systems. As of June 27, 2003, we had committed to approximately $300,000 of this amount to complete the expansion of our Hayward facility.

     Sales of common stock through the employee stock option program and employee stock purchase program were $741,000 for the thirteen weeks ended June 27, 2003, a decrease of $1.6 million, or 69%, from the thirteen weeks ended June 28, 2002. The decline related to decreased exercises of stock options due to a decrease in the value of shares of our common stock on the open market.

     Based on current plans and business conditions, we believe that our existing cash, cash equivalents, marketable securities, cash flows anticipated to be generated by future operations and available bank borrowings under our existing line of credit will be sufficient to meet our anticipated operating requirements for at least the next 12 months. We expect legal expenses to increase over the balance of the fiscal year relating to the defence of lawsuits. We believe our existing cash, cash equivalent, and marketable securities will be an adequate source of funds for our legal defense. We cannot be certain, however, that our underlying assumed levels of revenues and expenses will be accurate. We may be required to expend greater than anticipated funds if unforeseen difficulties arise relating to modifying or expanding facilities, obtaining necessary product regulatory approvals, scaling up manufacturing for new tests or other matters.

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

Critical Accounting Policies

     Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses and disclosures at the date of the financial statements. On an on-going basis, we evaluate our estimates, including those related to accounts receivable, inventories and income taxes. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from these estimates.

     We have made no changes to our critical accounting policies from those described in our most recent Annual Report on Form 10-K. For a description of critical accounting policies, please refer to the Annual Report on Form 10-K for the fiscal year ended March 28, 2003.

Recent Accounting Pronouncements

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This standard is effective for financial instruments entered into or modified after May 31, 2003. We adopted this standard and the adoption of this standard had no material impact on our financial statements.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 of Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. This standard is effective for contracts entered into or modified after June 30, 2003. We adopted this standard and the adoption of this standard had no material impact on our financial statements.

Factors Affecting Future Operating Results

We have a history of operating losses and fluctuating operating results, which may result in the market price of our common stock declining

     Our revenue and operating results have varied significantly from quarter to quarter in the past and may continue to fluctuate in the future. As of June 27, 2003, we had an accumulated deficit of $36.3 million. Our first profitable quarter was the third quarter of fiscal 1998, and our first profitable year was fiscal 1998. We recorded a net loss of $2.6 million for fiscal 2001, a net profit of $5.6 million for fiscal 2002 and a net profit of $4.9 million for fiscal 2003. The following are among the factors that could cause our revenue, operating results and margins to fluctuate significantly from quarter to quarter:

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

     We may in the future become subject to patent infringement claims and litigation or interference proceedings conducted in the United States Patent and Trademark Office to determine the priority of inventions. Litigation may also be necessary to enforce any patents issued to us, to protect our trade secrets or know-how or to determine the enforceability, scope and validity of the proprietary rights of others. The defense and prosecution of intellectual property suits, patent interference proceedings and related legal and administrative proceedings are both costly and time consuming and will likely result in substantially diverting the attention of technical and management personnel from our business operations. We may also be subject to significant damages or equitable remedies regarding the development and sale of our products and operation of our business. For information concerning current legal proceedings see “Legal Proceedings” in this Quarterly Report on Form 10-Q.

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

If third party reimbursement for use of our products is eliminated or reduced, our sales will be greatly reduced and our business may fail

     In the United States, healthcare providers that purchase products such as the LDX System and the GDX System generally rely on their patients’ healthcare insurers, including private health insurance plans, federal Medicare, state Medicaid and managed care organizations, to reimburse all or part of the cost of the procedure in which the product is being used. We will be unable to successfully market our products if their purchase and use is not subject to reimbursement from government health authorities, private health insurers and other third party payors. If this reimbursement is not available or is limited, healthcare providers will be much less likely to use our products, our sales will be greatly reduced and our business may fail.

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

We may be unable to effectively compete against other providers of diagnostic products, which could cause our sales to decline

     The market for diagnostic products in which we operate is intensely competitive. Our business is based on the sale of diagnostic products that physicians and other healthcare providers can administer in their own facilities without sending samples to laboratories. Thus, our competition consists primarily of clinical reference laboratories and hospital-based laboratories, as well as manufacturers of bench top analyzers. To achieve and maintain market acceptance for the LDX System and the GDX System, we must demonstrate that the LDX System and the GDX System are attractive alternatives to bench top analyzers as well as to clinical and hospital laboratories. Even if we can demonstrate that our products are more cost effective and save time, physicians and other healthcare providers may resist changing their established source of such tests. The LDX System and the GDX System may be unable to compete with these other testing services and analyzers. In addition, companies with a significant presence in the market for clinical diagnostics, such as Abbott Laboratories, Bayer Diagnostics, Beckman Coulter, Inc. and Roche Diagnostics (a subsidiary of Roche Holdings, Ltd.) have developed or are developing analyzers designed for point of care testing. These competitors have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than us. These competitors also offer broader product lines than us, have greater name recognition than us and offer discounts as a competitive tactic. In addition, several smaller companies are currently making or developing products that compete or will compete with ours. We may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully in the future. Even if we do have such resources and capabilities, we may not employ them successfully.

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

We face risks from failures in our manufacturing processes

     We manufacture all of the single use test cassettes that are used with the LDX Analyzer. The manufacture of single use test cassettes is a highly complex and precise process that is sensitive to a wide variety of factors. Significant additional resources, implementation of additional manufacturing equipment or changes in our manufacturing processes have been, and may continue to be, required for the scaling-up of each new product prior to commercialization or in order to meet increasing customer demand once commercialization begins, and this work may not be completed successfully or efficiently. In the past, we have experienced lower than expected manufacturing yields that have adversely affected gross margins and delayed product shipments. If we do not maintain acceptable manufacturing yields of test cassettes or experience product shipment delays, our business, financial condition and operating results could be materially adversely affected. We may reject or be unable to sell a substantial percentage of test cassettes because of:

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

Our operating results may suffer if we do not reduce our manufacturing costs

     We believe we will be required to reduce manufacturing costs for new and existing test cassettes to achieve sustained profitability. We currently operate two manufacturing lines for dry chemistry cassettes. A third manufacturing line is currently used primarily for research and development purposes. The complexity and custom nature of our manufacturing process increases the amount of time and money required to add an additional manufacturing line. In addition, we may need to implement additional cassette manufacturing cost reduction programs. Failure to maintain full production levels for our new manufacturing line could prevent us from satisfying customer orders in a timely manner, which could lead to customer dissatisfaction and loss of business and a failure to reduce manufacturing costs for dry chemistry tests, which could prevent us from achieving sustained profitability.

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

     We enter into forward exchange contracts to manage foreign currency exposures arising from inventory purchases and accounts payable denominated in foreign currencies. Our policy is to hedge 100% of all committed purchase contracts and a lesser percentage for forecasted purchases. At June 27, 2003, we had outstanding forward contracts to purchase £1.1 million for approximately $1.7 million. The open contracts mature at various dates through January 15, 2004 and hedge certain forecasted inventory purchases denominated in the British Pound Sterling. The unrealized gain on the forward contracts at June 27, 2003 was $82,000, all of which is expected to be reclassified to earnings within the next 12 months. There was no gain or loss recorded in the period from hedge ineffectiveness or from forecasted transactions no longer expected to occur. We do not enter into foreign exchange forward contracts for trading purposes. We do not expect gains or losses on these contracts to have a material impact on our financial results.

     The following table presents the future principal cash flows or amount and related weighted average interest rates expected by year for our existing cash and cash equivalents, marketable securities and long term investments.

	Fiscal Year

						Fair
	2004	2005	2006	2007	Total	Value

	(in thousands)
Cash, cash equivalents	$12,593	$—	$—	$—	$12,593	$12,593
Short-term marketable securities	$1,587	$849	$—	$—	$2,436	$2,436
Weighted average interest rate	1.49%	3.98%	—	—	—	—
Long-term marketable securities	$—	$7,870	$3,866	$108	$11,844	$11,844
Weighted average interest rate	—	2.38%	2.96%	4.27%	—	—

Qualitative Disclosures

     Our primary interest rate risk exposures relate to:

•	the available for sale securities will fall in value if market interest rates increase; and

•	the impact of interest rate movements on our ability to obtain adequate debt financing to fund future operations.

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

PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

     On August 2, 2002, N.V. Euromedix (“Euromedix”) filed suit against us in the Commercial Court in Leuven Belgium (No. F5700-02), seeking damages for the wrongful termination of an implied distribution agreement with our company for Europe and parts of the Middle East. On November 7, 2002, the court dismissed the suit. On December 31, 2002, Euromedix filed suit against us in the Commercial Court in Leuven Belgium (No. F8756-02), seeking damages in the amount of approximately €3.5 million for the wrongful termination of an implied distribution agreement with our company for Europe and parts of the Middle East. A hearing was held on April 29, 2003 regarding certain procedural issues. In a judgment rendered on May 27, 2003, the Court referred the complaint to the Constitutional Court before rendering a final decision. The Court asked the Constitutional Court to render an opinion regarding certain constitutional issues related to the trademark infringement arguments we raised at the hearing. A hearing in the Constitutional Court was held on July 8, 2003. At this hearing, the Court granted an extension of time for the filings of pleadings. We have until August 31, 2003 to file additional pleadings and a hearing has been scheduled for September 9, 2003. We believe these claims are without merit and intend to continue to defend the claims vigorously.

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

     On March 3, 2003, Roche Diagnostics Corporation and Roche Diagnostics GmbH filed suit against us in the United States District Court for the Southern District of Indiana (Indianapolis) (No. 03-CV-0303-LJM-WTL), seeking a preliminary and permanent injunction, damages and attorneys fees for patent infringement. We were served with the suit on June 30, 2003. The complaint alleges that we are violating three Roche U.S. patents for HDL. On July 21, 2003, we filed an answer and counter claim with the U.S. District Court for the Southern District of Indiana. We believe the claim is without merit and intend to defend the claim vigorously.

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

ITEM 5.      OTHER INFORMATION.

     In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as promulgated by Section 202 of the Sarbanes-Oxley Act of 2002 (the “Act”), we are required to disclose the non-audit services approved by our Audit Committee to be performed by PricewaterhouseCoopers LLP, our external auditor. Non-audit services are defined in the Act as services other than those provided in connection with an audit or review of the financial statements of a company. The Audit Committee has approved the engagement of PricewaterhouseCoopers LLP to provide services in connection with the preparation of state tax returns.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

10.17.9	Revolving Line of Credit Note effective July 1, 2003 by and between Wells Fargo Bank and Registrant.

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

We filed a Report on Form 8-K (File No. 000-20198) with the Securities and Exchange Commission on April 23, 2003, to furnish our press release regarding our financial results for the fiscal year ended March 28, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOLESTECH CORPORATION

Date: August 7, 2003	/s/ Warren E. Pinckert II

Warren E. Pinckert II
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2003	/s/ William W. Burke

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

Date: August 7, 2003
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

Date: August 7, 2003
/s/ William W. Burke

William W. Burke Vice President of Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

10.17.9	Revolving Line of Credit Note effective July 1, 2003 by and between Wells Fargo Bank and Registrant.

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.