Form 10-Q
period 2003-09-26
CHOLESTECH CORPORATION
filed 2003-11-06
CIK 887227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2003

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
Yes  [X]    No  [  ]

As of September 26, 2003, 13,986,277 shares of the registrant’s common stock were outstanding.

CHOLESTECH CORPORATION
INDEX

PART I - FINANCIAL INFORMATION

ITEM 1.       CONDENSED FINANCIAL STATEMENTS

CHOLESTECH CORPORATION
CONDENSED BALANCE SHEETS
(in thousands)

	September 26, 2003	March 28, 2003 (1)

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,361	$8,747
Marketable securities	8,510	4,776
Accounts receivable, net	7,449	5,195
Inventories, net	5,937	6,806
Note receivable	250	250
Prepaid expenses	2,187	1,989
Deferred tax assets	2,100	2,100

Total current assets	33,794	29,863
Property and equipment, net	8,268	7,491
Long-term investments	11,459	12,558
Long-term deferred tax assets	1,027	2,100

Total assets	$54,548	$52,012

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$3,389	$3,971
Accrued payroll and benefits	2,638	3,173
Other liabilities	112	140

Total current liabilities	6,139	7,284

Contingencies (note 8)
Shareholders’ equity:
Common stock, no par value; 25,000,000 shares authorized; 13,836,782 and 13,579,108 shares issued and outstanding at September 26, 2003 and March 28, 2002, respectively	83,679	82,242
Accumulated other comprehensive income	108	73
Accumulated deficit	(35,378)	(37,587)

Total shareholders’ equity	48,409	44,728

Total liabilities and shareholders’ equity	$54,548	$52,012

(1)  The information in this column was derived from the Company’s audited consolidated financial statements as of the fiscal year ended, March 28, 2003.

See Notes to Condensed Financial Statements

CONDENSED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	Sept. 26,	Sept. 27,	Sept. 26,	Sept. 27,
	2003	2002	2003	2002

Revenue	$13,357	$11,907	$27,071	$23,039
Cost of goods sold	5,617	5,245	11,162	9,278

Gross profit	7,740	6,662	15,909	13,761

Operating expenses:
Sales and marketing	3,072	2,781	6,077	5,822
Research and development	765	628	1,606	1,253
General and administrative	2,341	1,591	4,603	3,058
Other operating costs	250	—	250	—

Total operating expenses	6,428	5,000	12,536	10,133

Income from operations	1,312	1,662	3,373	3,628
Interest and other income, net	44	131	209	217

Income before provision for income taxes	1,356	1,793	3,582	3,845
Provision for income taxes	440	74	1,397	155

Income from continuing operations	916	1,719	2,185	3,690

Gain (loss) from discontinued operations	13	(620)	39	(1,201)
Tax provision (benefit) from discontinued operations	4	(25)	15	(48)

Income (loss) from discontinued operations	9	(595)	24	(1,153)

Net income	$925	$1,124	$2,209	$2,537

Income from continuing operations per share:
Basic	$0.07	$0.13	$0.16	$0.27

Diluted	$0.06	$0.12	$0.15	$0.26

Income (loss) from discontinued operations per share:
Basic	$0.00	$(0.05)	$0.00	$(0.08)

Diluted	$0.00	$(0.04)	$0.00	$(0.08)

Net income per share:
Basic	$0.07	$0.08	$0.16	$0.19

Diluted	$0.06	$0.08	$0.15	$0.18

Shares used to compute income per share:
Basic	13,899	13,605	13,826	13,472

Diluted	14,273	14,263	14,306	14,372

See Notes to Condensed Financial Statements

CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Twenty-six Weeks ended

	Sept. 26,	Sept. 27,
	2003	2002

Cash flows from operating activities:
Net income	$2,209	$2,537
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,278	1,244
Change in allowance for losses on accounts receivable	62	11
Change in inventory reserve	160	70
Stock acceleration charge	—	(63)
Change in allowance for sales returns	—	36
Changes in assets and liabilities:
Accounts receivable	(2,316)	(845)
Inventories	709	(357)
Prepaid expenses and other assets	(198)	(666)
Accounts payable and accrued expenses	(582)	428
Accrued payroll and benefits	(535)	(406)
Deferred tax assets	1,073	—
Other liabilities	(28)	(15)

Net cash provided by operating activities	1,832	1,974

Cash flows from investing activities:
Sales and maturities of marketable securities	29,352	19,605
Purchases of marketable securities	(31,952)	(24,300)
Purchases of property and equipment	(2,055)	(1,020)

Net cash used in investing activities	(4,655)	(5,715)

Cash flows from financing activities:
Purchase of treasury stock	—	(76)
Issuance of common stock	1,437	2,653

Net cash provided by financing activities	1,437	2,577

Net decrease in cash and cash equivalents	(1,386)	(1,164)
Cash and cash equivalents at beginning of period	8,747	8,800

Cash and cash equivalents at end of period	$7,361	$7,636

See Notes to Condensed Financial Statements

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Interim Results

The interim unaudited financial information of Cholestech Corporation (the “Company”) is prepared in conformity with accounting principles generally accepted in the United States of America. The financial information included herein has been prepared by management, without audit by independent auditors, and should be read in conjunction with the audited consolidated financial statements contained in the Annual Report on Form 10-K for the fiscal year ended March 28, 2003. The information furnished includes all adjustments and accruals consisting only of normal recurring accrual adjustments that are, in the opinion of management, necessary for a fair presentation of results for the interim periods. Certain information or footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

The interim results are not necessarily indicative of the results of operations for the full fiscal year ending March 26, 2004. Certain financial statement items have been reclassified to conform to the current year format.

2.	Balance Sheet Data

The components of inventories are as follows (in thousands):

	September 26, 2003	March 28, 2003

Raw materials	$1,994	$2,388
Work-in-process	2,072	1,762
Finished goods	1,871	2,656

	$5,937	$6,806

3.	Sale of WellCheck

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

As a result of the sale, the Company recorded a loss of $4.4 million for the fiscal year ended March 28, 2003. The components of the loss are as follows (in thousands):

Net book value of WellCheck assets	$4,695
Less note receivable	(250)

Net loss	$4,445

Revenues and losses of the Company’s discontinued operations for the thirteen and twenty-six weeks ended September 26, 2003 and September 27, 2002 (in thousands of dollars) were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	Sept. 26,	Sept. 27,	Sept. 26,	Sept. 27,
	2003	2002	2003	2002

Revenues	$7	$246	$12	$681

Income (loss) before provision for income taxes	13	(620)	39	(1,201)
Income tax provision (benefit)	4	(25)	15	(48)

Net income (loss)	$9	$(595)	$24	$(1,153)

Contingent sales proceeds, including TEAMS royalty and performance remuneration, will be recognized as earned as a component of discontinued operations.

4.	Derivative Financial Instruments

At September 26, 2003, the Company had outstanding forward contracts to purchase £796,000 for approximately $1.3 million. The open contracts mature at various dates through February 13, 2004 and hedge certain forecasted inventory purchases denominated in the British Pound Sterling. The unrealized gain on the forward contracts at September 26, 2003 was $68,000, all of which is expected to be reclassified to earnings within the next 12 months. There was no gain or loss recorded in the period from hedge ineffectiveness or from forecasted transactions no longer expected to occur.

5.	Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all potential common stock outstanding during a period, if dilutive.

A reconciliation of the basic and diluted earnings per share calculations follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	Sept. 26,	Sept. 27,	Sept. 26,	Sept. 27,
	2003	2002	2003	2002

(in thousands, except per share data)
Income
Income from continuing operations	$916	$1,719	$2,185	$3,690
Income (loss) from discontinued operations	9	(595)	24	(1,153)

Net income	$925	$1,124	$2,209	$2,537

Shares
Basic	13,899	13,605	13,826	13,472
Effect of dilutive securities	374	658	480	900

Diluted	14,273	14,263	14,306	14,372

Per share continuing operations:
Basic	$0.07	$0.13	$0.16	$0.27
Effect of dilutive securities	(0.01)	(0.01)	(0.01)	(0.01)

Diluted	$0.06	$0.12	$0.15	$0.26

Per share discontinued operations:
Basic	$0.00	$(0.05)	$0.00	$(0.08)
Effect of dilutive securities	0.00	0.01	0.00	0.00

Diluted	$0.00	$(0.04)	$0.00	(0.08)

Per share net income
Basic	$0.07	$0.08	$0.16	$0.19
Effect of dilutive securities	(0.01)	(0.00)	(0.01)	(0.01)

Diluted	$0.06	$0.08	$0.15	$0.18

As of September 26, 2003, options to purchase 892,383 shares of common stock were considered anti-dilutive because the respective exercise prices were greater than the average fair market value of the common stock. As of September 27, 2002, options to purchase 780,147 shares of common stock were considered anti-dilutive because the respective exercise prices were greater than the average fair market value of the common stock.

6.	Stock-Based Compensation

The Company accounts for its stock-based compensation plans in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. As permitted under SFAS No. 148, the Company uses the intrinsic value-based method of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, to account for its employee stock-based compensation plans. Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company’s common shares and the exercise price of the option. Compensation costs for stock options, if any, are realized ratably over the vesting period.

Had compensation costs for the Company’s stock option and stock purchase plans been determined based on the fair market value of the options at the grant dates, as prescribed in SFAS No. 123, the Company’s net income and net income per share would have been as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	Sept. 26,	Sept. 27,	Sept. 26,	Sept. 27,
	2003	2002	2003	2002

(in thousands, except per share data)
Net income as reported	$925	$1,124	$2,209	$2,537
Deduct total stock-based employee compensation expense determined under fair value based method for all awards	723	580	1,426	1,075

Net income pro forma	$202	$544	$783	$1,462

Net income per share:
Basic
As reported	$0.06	$0.08	$0.16	$0.19
Pro forma	$0.01	$0.04	$0.05	$0.10
Diluted
As reported	$0.06	$0.08	$0.15	$0.18
Pro forma	$0.01	$0.04	$0.05	$0.10

Such pro forma disclosure may not be representative of future compensation costs because options vest over several years and additional grants are anticipated to be made each year. The fair value of each stock option is estimated on the date of the grant using the Black-Scholes valuation model, with the following assumptions used for grants during the applicable periods:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	Sept. 26,	Sept. 27,	Sept. 26,	Sept. 27,
	2003	2002	2003	2002

Risk free interest rate	1.04%	1.73%	1.04%	1.73%
Expected life	7 Years	7 Years	7 Years	7 Years
Expected volatility	92.26%	95.13%	92.26%	95.13%
Dividend yield	0.0%	0.0%	0.0%	0.0%

7.  Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This standard is effective for financial instruments entered into or modified after May 31, 2003. The Company adopted this standard and the adoption of this standard had no material impact on its financial statements.

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

On August 2, 2002, N.V. Euromedix (“Euromedix”) filed suit against the Company in the Commercial Court in Leuven Belgium (No. F5700-02), seeking damages for the wrongful termination of an implied distribution agreement with the Company for Europe and parts of the Middle East. On November 7, 2002, the court dismissed the suit. On December 31, 2002, Euromedix filed suit against the Company in the Commercial Court in Leuven Belgium (No. F8756-02), seeking damages in the amount of approximately €3.5 million for the wrongful termination of an implied distribution agreement with the Company for Europe and parts of the Middle East. A hearing was held on April 29, 2003 regarding certain procedural issues. In a judgment rendered on May 27, 2003, the court referred the complaint to the Constitutional Court before rendering a final decision. The court asked the Constitutional Court to render an opinion regarding certain constitutional issues related to the trademark infringement arguments the Company raised at the hearing. Hearings in the Constitutional Court were held on July 8, 2003 and September 9, 2003. The court has not yet rendered its opinion. The Company believes these claims are without merit and intends to continue to defend the claims vigorously.

On December 23, 1999, Roche Diagnostics GmbH (“Roche”) filed suit against the Company and two of its distributors, Health Care Solutions AG and Euromedix N.V./SA, in the Canton Court of the Canton Zug in Zug, Switzerland (No. ES580/1999), seeking a cease and desist order barring the Company from selling HDL assay single use test cassettes in Switzerland. The complaint alleges that the Company violated a Roche European patent for HDL. On July 11, 2000, the court denied Roche’s request for an injunction and ordered it to pay a portion of the Company’s legal fees. On May 2, 2002, in response to our motion, the court ruled that it did not have local jurisdiction over the matter and ordered Roche to pay the Company’s legal fees. Roche subsequently appealed the May 2, 2002 decision by the Canton Court of the Canton Zug. On October 7, 2002, the Swiss Federal Tribunal referred the matter back to the Canton Court but rejected the jurisdiction aspect of Roche’s appeal. At this point in time, no schedule has been set regarding additional court activity. The Company believes the claim is without merit and intends to continue to defend the claim vigorously.

In January 2000, Roche filed suit against the Company and two of its distributors, Micro-Medical GmbH and Euromedix N.V./SA, in the District Court in Dusseldorf, Germany (No. 4aO4/00), seeking a cease and desist order barring the Company from selling HDL single use test cassettes in Germany. The complaint alleges the Company violated a Roche German priority patent for HDL by selling its single use test cassette containing a HDL assay in Germany. On December 4, 2001, a hearing was held in Dusseldorf, Germany at which witnesses for Roche and the Company testified. On October 29, 2002, the District Court held a hearing on the merits of the case. The court rendered its decision on December 19, 2002, ruling that (i) the Company is not allowed to further distribute HDL test cassettes which correspond to the German Roche patent, (ii) the Company’s distributors must destroy HDL products in their possession, (iii) the Company and its distributors are subject to unspecified damages based on all sales which occurred in Germany since December 8, 1995 and (iv) the Company and its distributors must pay the legal fees of the litigation. However, the decision is not enforceable until Roche posts a bond of security in the amount of €2.5 million, approximately $2.9 million. Roche has not yet posted the bond, nor has it notified the Company of an intention to post the bond. On January 10, 2003, the Company appealed this ruling with the Appeal Court in Dusseldorf. The appeal court has set a date of July 1, 2004 for oral arguments. The Company believes the claim is without merit and intends to continue to defend the claim vigorously.

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

In September 2000, Roche filed suit against the Company and one of its distributors in the Commercial Court in Vienna, Austria (No. Ei/Ti ROCH 04002), seeking a cease and desist order barring the Company from distributing HDL assay single use test cassettes in Austria. The complaint alleges that the Company violated a Roche European patent for HDL. On August 9, 2002, the court ruled in the Company’s favor and dismissed the patent infringement claim. There can be no assurance as to whether Roche will take any additional action.

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

Based upon consultation with outside counsel handling the Company’s defense in these matters and a discussion of potential results, the Company does not consider a negative litigation outcome to be probable and has not accrued any amounts for potential losses related to these proceedings. Because of uncertainties related to both the amount and range of loss on the pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, the Company will assess the potential liability related to its pending litigation. The Company will record accruals for losses if and when the Company determines the negative outcome of such matters to be probable and reasonably estimable. The Company’s estimates regarding such losses could differ from actual results. Revisions in the Company’s estimates of the potential liability could materially impact the Company’s results of operations and financial position. The Company is also subject to various additional legal claims and assessments in the ordinary course of business, none of which are expected by management to result in a material adverse effect on the consolidated financial statements.

9.	Comprehensive Income

The Company’s total comprehensive income was as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	Sept. 26,	Sept. 27,	Sept. 26,	Sept. 27,
(unaudited)	2003	2002	2003	2002

Net income	$925	$1,124	$2,209	$2,537
Change in unrealized gain on investments, net	(68)	20	(90)	82
Change in future currency contracts	85	12	125	16

Total comprehensive income	$942	$1,156	$2,244	$2,635

10.	Income Taxes

For the twenty-six weeks ended September 26, 2003, the Company recorded a provision for income taxes of $1.4 million, primarily resulting from the recognition of deferred tax expense for the value of net operating losses utilized. Based on the Company’s continued positive operating results, in the fourth quarter of fiscal 2003, the Company determined that it was increasingly likely that it would be able to realize a portion of its net operating loss carryforwards in future periods thereby reducing taxes to be paid in those periods. As such, a valuation allowance of $4.2 million for deferred tax assets was released for the amount of net operating loss carryforwards expected to be utilized in fiscal 2004 and 2005. For the twenty-six weeks ended September 27, 2002, the Company recorded a provision for income tax of $107,000, primarily resulting from the estimated alternative minimum tax, since the Company had significant federal net operating losses and both federal and California state tax credit carryforwards.

11.	Warranties

The Company records an accrual for estimated warranty costs when revenue is recognized. Warranty costs cover the costs of repairing the LDX Analyzer and replacing defective single use test cassettes. The warranty period of the LDX Analyzer is one year and single use test cassettes are warranted for the shelf-life of the product. The warranty costs of the GDX Analyzer and test cartridges are the responsibility of the vendor. The Company has processes in place to estimate accruals for warranty exposure. The processes include estimated LDX Analyzer failure rates, costs to repair the analyzer and estimated replacement rates for single use test cassettes. Although the Company believes it has the ability to reasonably estimate warranty expenses, unforeseeable changes in factors impacting the estimate for warranty could occur and such changes could cause a material change in the Company’s warranty accrual estimate. Such a change would be recorded in the period in which the change was identified. Changes in the Company’s product warranty liability during the twenty-six weeks ended September 26, 2003 were as follows (in thousands):

Twenty-Six Weeks Ended
Sept. 26, 2003

Balance at the beginning of the year	$116
Accruals and charges for warranty for the year	145
Cost of repairs and replacements	(149)

Balance at September 26, 2003	$112

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of federal securities laws. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under “Factors Affecting Future Operating Results” and elsewhere in this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue” or the negative of these terms or other comparable terminology. Forward-looking statements include, but are not limited to, the following statements: our expectation regarding the source of a majority of our future revenue; plans related to our long term growth strategy; the opportunities provided by recent legislative developments and potential FDA approvals; our expectation regarding future sales and marketing expenses, legal expenses and outside professional services expenses; our expected income from securities investments; the possible recognition of additional deferred tax benefits in future periods; the sufficiency of our cash, cash equivalents, marketable securities, cash flows and line of credit to satisfy our anticipated operating requirements and our defenses to legal proceedings and litigation matters. In evaluating these statements, you should specifically consider various factors, including the risks outlined under “Factors Affecting Future Operating Results”. These factors may cause our actual results to differ materially from any forward-looking statement.

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

     In connection with our long term growth strategy, we plan to dedicate additional resources in sales and marketing to enhance our market penetration of the physician office laboratory market. We also plan to accelerate our research and development activities in order to introduce new products which can be utilized on our LDX Analyzer. In addition, we are investing a significant amount of capital to improve the efficiency of our manufacturing operations. We also intend to seek opportunities to acquire or distribute single use test cassettes or other products which can be sold through our established distribution channels.

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	Sept. 26,	Sept. 27,	Sept. 26,	Sept. 27,
	2003	2002	2003	2002

Revenue	100%	100%	100%	100%
Cost of goods sold	42	44	41	40

Gross profit	58	56	59	60

Operating expenses
Sales and marketing	23	23	23	25
Research and development	6	5	6	5
General and administrative	17	14	17	14
Other operating costs	2	0	1	0

Total operating expenses	48	42	47	44

Income from operations	10	14	12	16
Interest and other income	0	1	1	1
Provision for income taxes	3	1	5	1

Income from continuing operations	7	14	8	16

Loss from discontinued operations	0	(5)	0	(5)

Net income	7%	9%	8%	11%

Thirteen weeks ended September 26, 2003 and September 27, 2002
and
Twenty–Six weeks ended September 26, 2003 and September 27, 2002

     Revenue. For the thirteen weeks ended September 26, 2003, revenue increased $1.5 million, or 12%, to $13.4 million from $11.9 million for the thirteen weeks ended September 27, 2002. Sales of single use test cassettes increased $1.4 million, or 16%, from $9.3 million for the thirteen weeks ended September 27, 2002 to $10.7 million for the thirteen weeks ended September 26, 2003. Revenue for our LDX analyzer increased $54,000, or 6%, to $969,000 for the thirteen weeks ended September 26, 2003 from $915,000 for the thirteen weeks ended September 27, 2002. Revenue for our GDX analyzer and related single use test cartridges decreased $204,000, or 21%, to $760,000 for the thirteen weeks ended September 26, 2003, from $964,000 for the thirteen weeks ended September 27, 2002. Our GDX sales during the prior year period were primarily attributable to a single marketing program with one company. Sales of accessories increased $143,000, or 19%, to $907,000 for the thirteen weeks ended September 26, 2003 from $764,000 for the thirteen weeks ended September 27, 2002.

     For the thirteen weeks ended September 26, 2003, domestic revenue increased $1.1 million, or 10%, to $11.6 million from $10.5 million for the thirteen weeks ended September 27, 2002. In addition to the seasonal revenue increase relating to September being designated Cholesterol month, the increase in revenue was attributable to the continued adoption by physicians of the ATP III guidelines for treatment of high cholesterol, the increased number of CLIA waived laboratories and increased growth in the use of statin drugs, all of which resulted in higher demand for our LDX and single use test cassettes. This resulted in a 20% revenue increase in sales to the physician office laboratory market, which increased $1.2 million to $7.1 million during the thirteen weeks ended September 26, 2003, from $5.9 million for the thirteen weeks ended September 27, 2002. Most of the increase related to revenue from single use test cassettes which increased 14%, while unit volume of single use test cassettes increased 20% from the prior year period. Additionally, domestic revenue for our GDX analyzer and related single use test cartridges decreased $285,000, or 31%, to $645,000 for the thirteen weeks ended September 26, 2003, from $930,000 for the thirteen weeks ended September 27, 2002. Our GDX sales during the prior year period were primarily attributable to a single marketing program with one company.

     International revenue increased $367,000, or 27%, to $1.7 million for the thirteen weeks ended September 26, 2003 from $1.4 million for the thirteen weeks ended September 27, 2002. The increase primarily related to the continued impact of the launch by AstraZeneca PLC of the statin Crestor in the United Kingdom, and the preparation for its launch in Germany, Spain and Italy. Additionally, AstraZeneca’s competitors increased promotional spending to counter the impact of Crestor’s launch, which also contributed to the increased international sales of our LDX and single use cassettes. The increase in international revenue related primarily to the sale of single use test cassettes which increased $189,000, or 19%, to $1.2 million for the thirteen weeks ended September 26, 2003 from $1.0 million for the thirteen weeks ended September 27, 2002. Additionally, international revenue for our GDX and related products, which we began shipping in July 2002, increased $81,000, or 240%, to $115,000 for the thirteen weeks ended September 26, 2003, from $34,000 for the thirteen weeks ended September 27, 2002.

     For the twenty-six weeks ended September 26, 2003, revenue increased $4.0 million, or 18%, to $27.1 million from $23.1 million for the twenty-six weeks ended September 27, 2002. Sales of single use test cassettes increased $2.6 million, or 14%, from $19.0 million for the twenty-six weeks ended September 27, 2002 to $21.6 million for the twenty-six weeks ended September 26, 2003. Revenue for our LDX analyzer increased $333,000, or 20%, to $2.0 million for the twenty-six weeks ended September 26, 2003 from $1.7 million for the twenty-six weeks ended September 27, 2002. Revenue for our GDX analyzer and related single use test cartridges increased $676,000, or 70%, to $1.6 million for the twenty-six weeks ended September 26, 2003, from $965,000 for the twenty-six weeks ended September 27, 2002. Our GDX sales during the prior year period were primarily due to a single marketing program with one company. Accessories sales increased $420,000, or 30%, to $1.8 million for the twenty-six weeks ended September 26, 2003 from $1.4 million for the twenty-six weeks ended September 27, 2002.

     For the twenty-six weeks ended September 26, 2003, domestic revenue increased $3.1 million, or 15.3%, to $23.4 million from $20.3 million for the twenty-six weeks ended September 27, 2002. The increase in revenue was attributable to the continued adoption by physicians of the ATP III guidelines for treatment of high cholesterol, the increased number of CLIA waived laboratories and increased growth in the use of statin drugs, all of which resulted in higher demand for our LDX and single use test cassettes. This resulted in a 31% revenue increase in the physician office laboratory market, which increased $3.5 million to $14.8 million during the twenty-six weeks ended September 26, 2003, from $11.3 million for the twenty-six weeks ended September 27, 2002. Most of the increase related to revenue from single use test cassettes which increased 13%, while single use test cassettes unit volume increased 16% from the prior year period. Additionally, domestic revenue for our GDX analyzer and related single use test cartridges, which we began shipping in July 2002, increased $444,000, or 48%, to $1.4 million for the twenty-six weeks ended September 26, 2003, from $930,000 for the twenty-six weeks ended September 27, 2002.

     International revenue increased $919,000, or 33%, to $3.7 million for the twenty-six weeks ended September 26, 2003 from $2.8 million for the twenty-six weeks ended September 27, 2002. The increase primarily related to the continued impact of the launch by AstraZeneca PLC of the statin Crestor in the United Kingdom and Mexico, and the preparation for its launch in Germany, Spain and Italy. Most of the increase related to the sale of single use test cassettes which increased $472,000, or 23%, to $2.5 million for the twenty-six weeks ended September 26, 2003 from $2.1 million for the twenty-six weeks ended September 27, 2002. Additionally, international revenue for our GDX and related products, which we began shipping in July 2002, increased $231,000, or 687%, to $265,000 for the twenty-six weeks ended September 26, 2003, from $34,000 for the twenty-six weeks ended September 27, 2002.

     Cost of Goods Sold. Cost of goods sold includes direct labor, direct material, overhead and royalties. Cost of goods sold increased $372,000, or 7%, to $5.6 million for the thirteen weeks ended September 26, 2003 from $5.2 million for the thirteen weeks ended September 27, 2002. Most of the increase related to higher unit volume of products sold. Gross margins were 58% and 56% for the thirteen weeks ended September 26, 2003 and September 27, 2002, respectively. As a percent of sales, cost of goods sold decreased, primarily due to both a 20% increase in the production of single use cassettes and a 7% decrease in factory spending.

     For the twenty-six weeks ended September 26, 2003, cost of goods sold increased $1.9 million, or 20%, to $11.2 million from $9.3 million for the twenty-six weeks ended September 27, 2002. The increase in cost of goods sold primarily related to a 17% higher unit volume for single use test cassettes. Gross margins were 59% and 60% for the twenty-six weeks ended September 26, 2003 and September 27, 2002, respectively. As a percentage of sales, the cost of goods sold increased, which was primarily attributable to a 3% decline in the average sale price of single use test cassettes. Production increased 16% while factory spending increased only 10%, reducing the average cost of products manufactured for the twenty-six weeks ended September 26, 2003, compared to the twenty-six weeks ended September 27, 2002.

     Sales and Marketing Expenses. Sales and marketing expenses include salaries, commissions, bonuses, travel and expenses for outside services related to marketing programs. Sales and marketing expenses increased $291,000, or 10%, to $3.1 million for the thirteen weeks ended September 26, 2003 from $2.8 million for the thirteen weeks ended September 27, 2002. The increase was attributable to higher spending for travel, wages and related expenses due to an increased number of field staff. As a percent of total revenue, sales and marketing expenses remained constant at 23% for both the thirteen weeks ended September 26, 2003 and the thirteen weeks ended September 27, 2002. Over the balance of the fiscal year, we expect sales and marketing expenses to increase as our involvement in trade shows and distributor relations activity increases.

     For the twenty-six weeks ended September 26, 2003 sales and marketing expenses increased $255,000, or 4%, to $6.1 million from $5.8 million for the twenty-six weeks ended September 27, 2002. An increase in wages, benefits and travel related expenses, due to an enlarged number of field staff, hired to increase product penetration into the market, was the primary cause of the increase in sales and marketing expenses. These increases were offset by a lower effective commission accrual rate during the twenty-six weeks ended September 26, 2003. As a percent of total revenue, sales and marketing expenses decreased to 23% for the twenty-six weeks ended September 26, 2003 from 25% for the twenty-six weeks ended September 27, 2002.

     Research and Development Expenses. Research and development expenses include salaries, bonuses, expenses for professional consulting services, supplies and depreciation of capital equipment.

Research and development expenses increased $137,000, or 22%, to $765,000, for the thirteen weeks ended September 26, 2003 from $628,000 for the thirteen weeks ended September 27, 2002. The increase was mainly attributable to increases of $41,000 for material used in new product development, $20,000 for wage and related costs, and $37,000 for outside professional services. All of these increases related to accelerated activities in new product development. As a percent of total revenue, research and development expenses increased to 6% for the thirteen weeks ended September 26, 2003 from 5% for the thirteen weeks ended September 27, 2002.

     For the twenty-six weeks ended September 26, 2003, research and development expenses increased $353,000, or 28%, to $1.6 million from $1.3 million for the twenty-six weeks ended September 27, 2002. The increased spending related primarily to higher consumption of material used in new product development, outside consultants and increased wages and related expenses. All of these increases related to accelerated efforts in new product development. As a percent of total revenue, research and development expenses increased to 6% for the twenty-six weeks ended September 26, 2003 from 5% for the twenty-six weeks ended September 27, 2002.

     General and Administrative Expenses. General and administrative expenses include compensation, benefits and expenses for outside professional services, including information services, legal and accounting. General and administrative expenses increased $750,000, or 47%, to $2.3 million for the thirteen weeks ended September 26, 2003 from $1.6 million for the thirteen weeks ended September 27, 2002. The increase related to $248,000 in higher fees for outside professional services and consulting, including legal and accounting, $119,000 for staffing related costs, attributable to training and recruiting new employees, and an $88,000 increase in directors and officers liability insurance premiums. We expect expenses related to outside professional services to remain constant or increase over the balance of the fiscal year. As a percent of total revenue, general and administrative expenses increased to 17% for the thirteen weeks ended September 26, 2003 from 14% for the thirteen weeks ended September 27, 2002.

     For the twenty-six weeks ended September 26, 2003, general and administrative expenses increased $1.5 million, or 51%, to $4.6 million from $3.1 million for the twenty-six weeks ended September 27, 2002. This increase was primarily attributable to an increase in costs associated with outside professional services and consulting, including legal services and accounting support, which increased $626,000. Additionally, staffing related costs, attributable to training and recruiting new employees and directors and officers liability insurance premiums increased. As a percent of total revenue, general and administrative expenses increased to 17% for the twenty-six weeks ended September 26, 2003 from 14% for the twenty-six weeks ended September 27, 2002.

     Other operating costs. For the thirteen weeks and twenty-six weeks ended September 26, 2003, other operating costs were $250,000, with no corresponding costs for the thirteen weeks or twenty-six weeks ended September 27, 2002. The cost related to the write-off of an option to purchase a patent which the Company determined no longer had an economic value.

     Interest and other income, net. Interest and other income, net, reflects income from the investment of cash balances and marketable securities, less the fees charged by financial institutions. Interest income decreased $87,000, or 66%, to $44,000 for the thirteen weeks ended September 26, 2003 from $131,000 for the thirteen weeks ended September 27, 2002. The decrease was primarily attributable to lower yields on securities investments. We expect income from securities investments will continue at the current rate unless there is an increase on the market yield on corporate bonds.

     For the twenty-six weeks ended September 26, 2003, interest and other income decreased $8,000, or 4%, to $209,000 from $217,000 for the twenty-six weeks ended September 27, 2002. The decrease related to lower yields on securities investments.

     Income Taxes. For the twenty-six weeks ended September 26, 2003, the provision for income taxes increased $1.2 million, or 801%, to $1.4 million from $155,000 for the twenty-six weeks ended September 27, 2002. The increase is attributable to an effective tax rate increase from 4% to 39%.

     Based on our continued positive operating results, in the fourth quarter of fiscal 2003 we determined that it was increasingly likely that we would be able to realize a portion of our net operating loss carryforwards in future periods, thereby reducing taxes to be paid in those periods. A valuation allowance of $4.2 million for deferred tax assets was released for the amount of net operating loss carry forwards expected to be utilized in fiscal 2004 and fiscal 2005. Beginning with the thirteen weeks ended June 27, 2003, we recognized deferred tax expense for the value of net operating losses utilized based on an estimated effective tax rate for the year of 39%. Based on future results, we may recognize additional deferred tax benefits to be realized in future periods. Since we have significant federal net operating losses and both federal and California tax credit carryforwards, the provision for income taxes for the thirteen weeks ended September 27, 2002 primarily represented the estimated alternative minimum tax.

     Discontinued Operations. Discontinued operations include all revenue, cost of goods sold, compensation, benefits, travel and expenses for outside professional services, including information services and legal consulting, related to the operations of the WellCheck segment, which we sold on December 23, 2002. The gain of $9,000 for the thirteen weeks ended September 26, 2003 was primarily attributable to royalties related to TEAMS software, compared to the net loss from discontinued operations of $595,000 for the thirteen weeks ended September 27, 2002, which related to conducting WellCheck operations for the full fiscal quarter.

     For the twenty-six weeks ended September 27, 2003, the net gain on discontinued operations was $24,000, compared to a net loss of $1.2 million for the twenty six weeks ended September 27, 2002. The net gain relates to royalty revenue for utilization of TEAMS software and adjustments to the previously recognized loss.

     Future contingent sales proceeds, including TEAMS royalties and performance remuneration, will be recognized as earned as a component of discontinued operations.

Liquidity and Capital Resources

     We have financed our operations primarily through the sale of equity securities and from positive cash flows from operations. From inception to September 26, 2003, we have raised $83.7 million in net proceeds from equity financings. As of September 26, 2003, we had $27.3 million of cash, cash equivalents and short and long-term marketable securities. In addition to these amounts, we have available a $4.0 million revolving bank line of credit with Wells Fargo Bank, N.A. While the line of credit is in effect, we are required to deposit assets with a collective value, as defined in the line of credit agreement, equivalent to no less than 100% of the outstanding principal balance. Amounts outstanding under the line of credit bear interest at either our choice of 0.5% below the bank’s prime rate or 1.75% above the LIBOR rate, depending on the payment schedule. The line of credit agreement expires on September 1, 2004. As of September 26, 2003, we had no borrowings outstanding under this line of credit.

     Cash, cash equivalents and total investments were $27.3 million at September 26, 2003, an increase of $1.2 million, or 5%, from March 28, 2003. Cash provided by operations during the twenty-six weeks ended September 26, 2003 was $1.8 million, which was $142,000, or 7%, lower than the twenty-six weeks ended September 27, 2002. The decrease related mainly to lower pre-tax income. For the six months ended September 26, 2003, accounts receivable increased $2.3 million due to a significant increase in sales during September 2003. Additionally, accounts payable and accrued expenses decreased $582,000 due to payment timing of trade payables, and accrued payroll and benefits decreased $535,000.

     Additions to plant and equipment were $2.1 million and $1.0 million for the first twenty-six weeks of fiscal 2004 and fiscal 2003, respectively. The capital spending for both the current and prior year was related to tenant improvements, expansion of our manufacturing capacity, and development and expansion of our information technology systems. As of September 26, 2003, we had committed to approximately $50,000 of additional expenditures to complete the expansion of our Hayward facility.

     Sales of common stock through the employee stock option program and employee stock purchase program were $1.4 million for the twenty-six weeks ended September 26, 2003, which represented a decrease of $1.2 million, or 46%, from the twenty-six weeks ended September 27, 2002. The decline related to decreased exercises of stock options due to a decrease in the value of shares of our common stock on the open market.

     Based on current plans and business conditions, we believe that our existing cash, cash equivalents, marketable securities, cash flows anticipated to be generated by future operations and available bank borrowings under our existing line of credit will be sufficient to meet our anticipated operating requirements for at least the next 12 months. We expect legal expenses to increase over the balance of the fiscal year. We believe that our existing cash, cash equivalents, and marketable securities will be an adequate source of funds for our legal defense. We cannot be certain, however, that our underlying assumed levels of revenue and expenses will be accurate. We may be required to expend greater than anticipated funds if unforeseen difficulties arise relating to modifying or expanding facilities, obtaining necessary product regulatory approvals, scaling up manufacturing for new tests, litigating disputes or other matters.

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

Recent Accounting Pronouncements

     In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This standard is effective for financial instruments entered into or modified after May 31, 2003. We adopted this standard and the adoption of this standard had no material impact on our financial statements.

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

Factors Affecting Future Operating Results

We have a history of operating losses and fluctuating operating results, which may result in the market price of our common stock declining

     Our revenue and operating results have varied significantly from quarter to quarter in the past and may continue to fluctuate in the future. As of September 26, 2003, we had an accumulated deficit of $35.4 million. Our first profitable quarter was the third quarter of fiscal 1998, and our first profitable year was fiscal 1998. We recorded a net loss of $2.6 million for fiscal 2001, a net profit of $5.6 million for fiscal 2002 and a net profit of $4.9 million for fiscal 2003. The following are among the factors that could cause our revenue, operating results and margins to fluctuate significantly from quarter to quarter:

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

Our business depends on our ability to protect our proprietary technology through patents and other means and to operate without infringing the proprietary rights of others

     Our success depends in part on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing the proprietary rights of others. We have nine United States patents, one German patent and have filed patent applications relating to our technology internationally under the Patent Cooperation Treaty and individual foreign patent applications. The risks of relying on the proprietary nature of our technology include:

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

     We may in the future become subject to patent infringement claims and litigation or interference proceedings conducted in the United States Patent and Trademark Office to determine the priority of inventions. Litigation may also be necessary to enforce any patents issued to us, to protect our trade secrets or know-how or to determine the enforceability, scope and validity of the proprietary rights of others. The defense and prosecution of intellectual property suits, patent interference proceedings and related legal and administrative proceedings are both costly and time consuming and will likely result in substantially diverting the attention of technical and management personnel from our business operations. We may also be subject to significant damages or equitable remedies regarding the development and sale of our products and operation of our business. For information concerning current legal proceedings see “Legal Proceedings” in this Quarterly Report on
Form 10-Q.’

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

     With the advent of the internet, new avenues have been created for the dissemination of information. We do not have control over the information that is distributed and discussed on electronic bulletin boards and investment chat rooms. The motives of the people or organizations that distribute such information may not be in our best interest or in the interest of our shareholders. This, in addition to other forms of investment information, including newsletters and research publications, could result in a significant decline in the market price of our common stock.

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

     There are current conditions in the healthcare industry that increase the possibility that third-party payors may reduce or eliminate reimbursement for tests using our products in certain settings. These conditions include:

•	third-party payors are increasingly scrutinizing and challenging the prices charged for medical products and services;

•	healthcare providers are moving toward a managed care system in which they provide comprehensive healthcare for a fixed cost per patient and authorize fewer elective procedures, such as the use of our products for diagnostic screening;

•	general uncertainty regarding what changes will be made in the reimbursement methods used by third-party payors and how that will affect the use of products such as ours, which may deter healthcare providers from adopting the use of our products; and

•	an overall escalating cost of medical products and services has led to and will continue to lead to increased pressures on the healthcare industry, both domestic and international, to reduce the cost of products and services, including products offered by us.

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

     In addition, we must leverage our installed base of systems in order to increase the sales of our single use test cassettes and single use test cartridges. If we are unable to increase the usage of cassettes on our current installed base, we will have to identify new customers and induce them to purchase an analyzer, which requires more time and effort and has a significantly larger purchase price than the single use test cassettes.

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

We depend on distributors to sell our products and failure to maintain and expand these relationships could adversely affect our ability to generate revenue

     To increase revenue and achieve sustained profitability, we will have to maintain and expand our existing distribution relationships and develop new distribution relationships. We are dependent on our distributors to assist us in promoting market acceptance of the LDX System and the GDX System. However, we may be unable to enter into and maintain new arrangements on a timely basis, or at all. Even if we do enter into additional distributor relationships, those distributors may not devote the resources necessary to provide effective sales and marketing support to our products. In addition, our distributors sell products offered by our competitors. If our competitors offer our distributors more favorable terms or have more products available to meet their needs or utilize the leverage of broader product lines sold through the distributor, those distributors may de-emphasize or decline to carry our products. In addition, our distributors’ order decision-making process is complex and involves several factors, including end-user demand, warehouse allocation and marketing resources, which can make it difficult to accurately predict total sales for the quarter until late in the quarter. In order to keep our products included in distributors’ marketing programs, in the past we have provided promotional goods or made short-term pricing concessions. Our distributors could also modify their business practices, such as payment terms or inventory levels. If we are unable to maintain successful relationships with distributors or expand our distribution channels or we experience unexpected changes in payment terms, inventory levels or other practices by our distributors, our business will suffer.

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

Recently enacted and proposed changes in securities laws and regulations are likely to increase our costs.

     The Sarbanes-Oxley Act of 2002 along with other recent and proposed rules from the Securities and Exchange Commission and Nasdaq require changes in our corporate governance, public disclosure and compliance practices. Many of these new requirements will increase our legal and financial compliance costs, and make some corporate actions more difficult, such as proposing new or amendments to stock option plans, which now requires shareholder approval. These developments could make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments also could make it more difficult for us to attract and retain qualified executive officers and qualified members of our board of directors, particularly to serve on our audit committee.

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

We may face fines or our manufacturing facilities could be closed if we fail to comply with manufacturing and environmental regulations

     Our manufacturing processes and, in certain instances, those of our contract manufacturers, are subject to stringent federal, state and local regulations governing the use, generation, manufacture, storage, handling and disposal of certain materials and wastes. Failure to comply with present or future regulations could result in many things, including warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of approvals and criminal prosecution. Any of these developments could harm our business. We and our contract manufacturers are also subject to federal, state and foreign regulations regarding the manufacture of healthcare products and diagnostic devices, including:

•	Quality System Regulations, which requires manufacturers to be in compliance with Food and Drug Administration regulations;

•	ISO9001/EN46001 requirements, which is an industry standard for maintaining and assuring conformance to quality standards; and

•	other foreign regulations and state and local health, safety and environmental regulations, which include testing, control and documentation requirements.

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

     We enter into forward exchange contracts to manage foreign currency exposures arising from inventory purchases and accounts payable denominated in foreign currencies. Our policy is to hedge 100% of all committed purchase contracts and a lesser percentage for forecasted purchases. At September 26, 2003, we had outstanding forward contracts to purchase £795,000 for approximately $1.3 million. The open contracts mature at various dates through February 13 2004 and hedge certain forecasted inventory purchases denominated in the British Pound Sterling. The unrealized gain on the forward contracts at September 26, 2003 was $68,000, all of which is expected to be reclassified to earnings within the next 12 months. There was no gain or loss recorded in the period from hedge ineffectiveness or from forecasted transactions no longer expected to occur. We do not enter into foreign exchange forward contracts for trading purposes. We do not expect gains or losses on these contracts to have a material impact on our financial results.

     The following table presents the future principal cash flows or amount and related weighted average interest rates expected by year for our existing cash and cash equivalents, marketable securities and long-term investments.

	Fiscal Year
						Fair
	2004	2005	2006	2007	Total	Value

			(in thousands)
Cash, cash equivalents	$7,361	$—	$—	$—	$7,361	$7,361
Short-term marketable securities	$2,227	$6,283	$—	$—	$8,510	$8,510
Weighted average interest rate	2.36%	4.08%	—	—	2.78%	—
Long-term marketable securities	$—	$6,503	$4,636	$320	$11,459	$11,459
Weighted average interest rate	—	2.74%	3.28%	4.42%	3.01%	—

Qualitative Disclosures

     Our primary interest rate risk exposures relate to:

•	the available for sale securities will fall in value if market interest rates increase; and

•	the impact of interest rate movements on our ability to obtain adequate debt financing to fund future operations.

     We have the ability to hold at least a portion of the fixed income investments until maturity and therefore would not expect the operating results or cash flows to be affected to a significant degree by a sudden change in market interest rates on our short and long term marketable securities portfolio.

ITEM 4. CONTROLS AND PROCEDURES

     Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On August 2, 2002, N.V. Euromedix (“Euromedix”) filed suit against us in the Commercial Court in Leuven Belgium (No. F5700-02), seeking damages for the wrongful termination of an implied distribution agreement with our company for Europe and parts of the Middle East. On November 7, 2002, the court dismissed the suit. On December 31, 2002, Euromedix filed suit against us in the Commercial Court in Leuven Belgium (No. F8756-02), seeking damages in the amount of approximately €3.5 million for the wrongful termination of an implied distribution agreement with our company for Europe and parts of the Middle East. A hearing was held on April 29, 2003 regarding certain procedural issues. In a judgment rendered on May 27, 2003, the court referred the complaint to the Constitutional Court before rendering a final decision. The court asked the Constitutional Court to render an opinion regarding certain constitutional issues related to the trademark infringement arguments we raised at the hearing. Hearings in the Constitutional Court were held on July 8, 2003 and September 9, 2003. The court has not yet rendered its opinion. We believe these claims are without merit and intend to continue to defend the claims vigorously.

     On December 23, 1999, Roche Diagnostics GmbH (“Roche”) filed suit against us and two of our distributors, Health Care Solutions AG and Euromedix N.V./SA, in the Canton Court of the Canton Zug

in Zug, Switzerland (No. ES580/1999), seeking a cease and desist order barring us from selling HDL assay single use test cassettes in Switzerland. The complaint alleges that we violated a Roche European patent for HDL. On July 11, 2000, the court denied Roche’s request for an injunction and ordered it to pay a portion of our legal fees. On May 2, 2002, in response to our motion, the court ruled that it did not have local jurisdiction over the matter and ordered Roche to pay our legal fees. Roche subsequently appealed the May 2, 2002 decision by the Canton Court of the Canton Zug. On October 7, 2002, the Swiss Federal Tribunal referred the matter back to the Canton Court but rejected the jurisdiction aspect of Roche’s appeal. At this point in time, no schedule has been set regarding additional court activity. We believe the claim is without merit and intend to continue to defend the claim vigorously.

     In January 2000, Roche filed suit against us and two of our distributors, Micro-Medical GmbH and Euromedix N.V./SA, in the District Court in Dusseldorf, Germany (No. 4aO4/00), seeking a cease and desist order barring us from selling HDL single use test cassettes in Germany. The complaint alleges we violated a Roche German priority patent for HDL by selling our single use test cassette containing a HDL assay in Germany. On December 4, 2001, a hearing was held in Dusseldorf, Germany at which witnesses for Roche and our company testified. On October 29, 2002, the District Court held a hearing on the merits of the case. The court rendered its decision on December 19, 2002, ruling that (i) we are not allowed to further distribute HDL test cassettes which correspond to the German Roche patent, (ii) our distributors must destroy HDL products in their possession, (iii) we and our distributors are subject to unspecified damages based on all sales which occurred in Germany since December 8, 1995 and (iv) we and our distributors must pay the legal fees of the litigation. However, the decision is not enforceable until Roche posts a bond of security in the amount of €2.5 million, approximately $2.7 million. Roche has not yet posted the bond, nor has it notified the Company of an intention to post the bond. On January 10, 2003, we appealed this ruling with the Appeal Court in Dusseldorf. The appeal court has set a date of July 1, 2004 for oral arguments. We believe the claim is without merit and intend to continue to defend the claim vigorously.

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

     In September 2000, Roche filed suit against us and one of our distributors in the Commercial Court in Vienna, Austria (No. Ei/Ti ROCH 04002), seeking a cease and desist order barring us from distributing HDL assay single use test cassettes in Austria. The complaint alleges that we violated a Roche European patent for HDL. On August 9, 2002, the court ruled in our favor and dismissed the patent infringement claim. There can be no assurance as to whether Roche will take any additional action.

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

     Based upon consultation with outside counsel handling our defense in these matters and a discussion of potential results, we do not consider a negative litigation outcome to be probable and have not accrued any amounts for potential losses related to these proceedings. Because of uncertainties related to both the amount and range of loss on the pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation. We will record accruals for losses if and when we determine the negative outcome of such matters to be probable and reasonably estimable. Our estimates regarding such losses could differ from actual results. Revisions in our estimates of the potential liability could materially impact our results of operations and financial position. We are also subject to various additional legal claims and assessments in the ordinary course of business, none of which are expected by management to result in a material adverse effect on the financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On August 14, 2003, we held our 2003 Annual Meeting of Shareholders in Hayward, California. The following is a brief description of each matter voted upon at the meeting and a statement of the number of votes cast for, against or withheld and the number of abstentions and the number of broker non-votes with respect to each matter.

1.	The shareholders elected the following directors:

Nominee	In Favor	Withheld
John H. Landon	12,607,197	528,735

Michael D. Casey	12,640,395	495,537

John L. Castello	12,165,685	970,247

Stuart Heap	12,604,747	531,185

Warren E. Pinckert II	12,599,607	536,325

Larry Y. Wilson	12,640,945	494,987

2.	The shareholders ratified the appointment of PricewaterhouseCoopers LLP as our independent accountants for the fiscal year ending March 28, 2004.

For	Against	Abstain	Broker Non-Vote
12,936,463	97,335	102,134	0

3.	The shareholders approved an amendment to our 2000 Stock Incentive Program to increase the aggregate number of shares of common stock that may be issued under such program by 650,000 to a total of 1,845,000.

For	Against	Abstain	Broker Non-Vote
11,074,879	1,938,243	122,810	0

4.	The shareholders approved an amendment to our 2000 Stock Incentive Program to amend the formula grant mechanism for non-employee directors.

For	Against	Abstain	Broker Non-Vote
11,618,767	1,383,301	133,864	0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

               (a)       Exhibits.

10.29	2000 Stock Incentive Program, as amended, and form of agreement thereto

31	Certification of Chief Executive Officer and Chief Financial Officer under Rule 13a-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer under Rule 13a-14(b)

               (b)       Reports on Form 8-K.

     On July 23, 2003, we furnished a Current Report on Form 8-K reporting under Item 9 of Form 8-K that on July 23, 2003, we were issuing a press release and holding a conference call regarding our financial results for the fiscal quarter ended June 27, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOLESTECH CORPORATION

Date:	November 6, 2003	/s/ Warren E. Pinckert II

Warren E. Pinckert II President and Chief Executive Officer (Principal Executive Officer)

Date:	November 6, 2003	/s/ William W. Burke

William W. Burke Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

10.29	2000 Stock Incentive Program, as amended, and form of agreement thereto

31	Certification of Chief Executive Officer and Chief Financial Officer under Rule 13a-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer under Rule 13a-14(b)