Form 10-Q
period 2003-12-26
CHOLESTECH CORPORATION
filed 2004-02-05
CIK 887227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended December 26, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from _______ to ______

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
Yes [X]     No [   ]

As of January 29, 2004, 14,034,423 shares of the registrant’s common stock were outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED FINANCIAL STATEMENTS
CONDENSED BALANCE SHEETS
CONDENSED STATEMENTS OF OPERATIONS
CONDENSED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
INDEX TO EXHIBITS
EXHIBIT 10.45.1
EXHIBIT 10.48.1
EXHIBIT 10.51.1
EXHIBIT 10.52
EXHIBIT 10.53
EXHIBIT 10.54
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

CHOLESTECH CORPORATION
INDEX

PART I - FINANCIAL INFORMATION

ITEM 1.        CONDENSED FINANCIAL STATEMENTS

CHOLESTECH CORPORATION
CONDENSED BALANCE SHEETS
(in thousands)

	December 26, 2003
	(unaudited)	March 28, 2003(1)

Assets
Current assets:
Cash and cash equivalents	$9,974	$8,747
Marketable securities	12,957	4,776
Accounts receivable, net	6,359	5,195
Inventories, net	6,157	6,806
Note receivable	250	250
Prepaid expenses	1,670	1,989
Deferred tax assets	2,100	2,100

Total current assets	39,467	29,863
Property and equipment, net	8,207	7,491
Long-term investments	8,226	12,558
Long-term deferred tax assets	3,388	2,100

Total assets	$59,288	$52,012

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$10,855	$3,971
Accrued payroll and benefits	3,781	3,173
Other liabilities	106	140

Total current liabilities	14,742	7,284

Contingencies (note 8)
Shareholders’ equity:
Common stock, no par value; 25,000,000 shares authorized; 13,836,782 and 14,001,401 shares issued and outstanding at March 28, 2003 and December 26, 2003, respectively	83,744	82,242
Accumulated other comprehensive income	126	73
Accumulated deficit	(39,324)	(37,587)

Total shareholders’ equity	44,546	44,728

Total liabilities and shareholders’ equity	$59,288	$52,012

(1)  The information in this column was derived from the Company’s audited consolidated financial statements as of the fiscal year ended March 28, 2003.

See Notes to Condensed Financial Statements

CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	Dec. 26,	Dec. 27,	Dec. 26,	Dec. 27,
	2003	2002	2003	2002

Revenue	$13,363	$12,022	$40,434	$35,061
Cost of goods sold	6,166	5,569	17,328	14,847

Gross profit	7,197	6,453	23,106	20,214

Operating expenses:
Sales and marketing	3,388	2,862	9,465	8,684
Research and development	754	632	2,360	1,885
General and administrative	2,238	2,122	6,411	5,096
Other operating costs			250
Litigation and other related	7,356	112	7,786	196

Total operating expenses	13,736	5,728	26,272	15,861

Income (loss) from operations	(6,539)	725	(3,166)	4,353
Interest and other income, net	62	97	271	314

Income (loss) before provision for income taxes	(6,477)	822	(2,895)	4,667
Provision (benefit) for income taxes	(2,526)	32	(1,129)	187

Income (loss) from continuing operations	(3,951)	790	(1,766)	4,480

Loss from sale of discontinued operations		(4,282)		(4,282)
Gain (loss) from discontinued operations	8	(252)	47	(1,453)
Tax provision (benefit) from discontinued operations	3	(55)	18	(103)

Income (loss) from discontinued operations	5	(197)	29	(1,350)

Net loss	$(3,946)	$(3,689)	$(1,737)	$(1,152)

Income (loss) from continuing operations per share:
Basic	$(0.28)	$0.06	$(0.13)	$0.33

Diluted	$(0.28)	$0.06	$(0.13)	$0.32

Income (loss) from discontinued operations per share:
Basic	$0.00	$(0.33)	$0.00	$(0.42)

Diluted	$0.00	$(0.33)	$0.00	$(0.40)

Net loss per share:
Basic	$(0.28)	$(0.27)	$(0.13)	$(0.09)

Diluted	$(0.28)	$(0.27)	$(0.13)	$(0.08)

Shares used to compute income per share:
Basic	13,988	13,619	13,880	13,522

Diluted	13,988	13,761	13,880	14,169

See Notes to Condensed Financial Statements

CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Thirty-nine Weeks Ended

	Dec. 26,	Dec. 27,
	2003	2002

Cash flows from operating activities:
Net loss	$(1,737)	$(1,152)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,963	1,894
Change in allowance for losses on accounts receivable	72	10
Change in inventory reserve	160	30
Stock acceleration charge	—	(72)
Change in allowance for sales returns	—	43
Loss from sale of discontinued operations	—	4,282
Changes in assets and liabilities:
Accounts receivable	(1,236)	(268)
Inventories	489	(827)
Prepaid expenses and other assets	319	(423)
Accounts payable and accrued expenses	6,884	1,010
Accrued payroll and benefits	608	336
Deferred tax assets	(1,288)	—
Other liabilities	(34)	(15)

Net cash provided by operating activities	6,200	4,848

Cash flows from investing activities:
Sales and maturities of marketable securities	38,893	37,431
Purchases of marketable securities	(42,689)	(38,373)
Purchases of property and equipment	(2,679)	(2,162)

Net cash used in investing activities	(6,475)	(3,104)

Cash flows from financing activities:
Purchase of treasury stock	—	(104)
Issuance of common stock	1,502	2,659

Net cash provided by financing activities	1,502	2,555

Net decrease in cash and cash equivalents	1,227	4,299
Cash and cash equivalents at beginning of period	8,747	8,800

Cash and cash equivalents at end of period	$9,974	$13,099

See Notes to Condensed Financial Statements

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Interim Results

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

The interim results are not necessarily indicative of the results of operations for the full fiscal year ending March 26, 2004.

2.	Reclassifications

Certain financial statement items have been reclassified to conform to the current period’s format. These reclassifications had no impact on previously reported results of operations.

3.	Sale of WellCheck

On December 23, 2002, the Company completed the sale of certain assets and the assignment of certain obligations of its wholly owned subsidiary WellCheck Inc. (“WellCheck”) to ImpactHealth.com, Inc. (“ImpactHealth”). Information presented in the financial statements for prior periods have been adjusted to reflect WellCheck as “Discontinued Operations.” The Company received a payment of $50,000 plus accrued interest from ImpactHealth during January 2004 pursuant to the secured promissory note in the aggregate amount of $250,000 (the “Note”) received as a result of the sale. On December 23, 2003 the Company and ImpactHealth negotiated a revision in the structure of the Note payments terms for the remaining $200,000 due, which provides for quarterly payment installments of $50,000 each and an interest rate of 6.5% per annum.

Revenues and losses of the Company’s discontinued operations for the thirteen and thirty-nine weeks ended December 26, 2003 and December 27, 2002 (in thousands of dollars) were as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	Dec. 26,	Dec. 27,	Dec. 26,	Dec. 27,
	2003	2002	2003	2002

Revenues	$0	$790	$0	$1,472

Income (loss) before provision for income taxes	8	(252)	47	(1,453)
Income tax provision (benefit)	3	(55)	18	(103)

Net income (loss)	$5	$(197)	$29	$(1,350)

Contingent sales proceeds, including TEAMS royalty and performance remuneration, will be recognized as earned as a component of discontinued operations.

4.	Derivative Financial Instruments

At December 26, 2003, in order to minimize the impact of exchange rate fluctuations with the purchase of its GDX and related products, the Company had outstanding forward contracts to purchase £478,000 for approximately $750,000. The open contracts mature at various dates through May 17, 2004 and hedge certain forecasted inventory purchases denominated in the British Pound Sterling. The unrealized gain on the forward contracts at December 26, 2003 was $96,000, all of which is expected to be reclassified to earnings within the next 12 months. There was no gain or loss recorded in the period from hedge ineffectiveness or from forecasted transactions no longer expected to occur.

5.	Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all potential common stock outstanding during a period, if dilutive.

A reconciliation of the basic and diluted earnings per share calculations follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	Dec. 26,	Dec. 27,	Dec. 26,	Dec. 27,
	2003	2002	2003	2002

(in thousands, except per share data)
Income
Income (loss) from continuing operations	$(3,951)	$790	$(1,766)	$4,480
Income (loss) from discontinued operations	5	(4,479)	29	(5,632)

Net loss	$(3,946)	$(3,689)	$(1,737)	$(1,152)

Shares
Basic	13,988	13,619	13,880	13,522
Effect of dilutive securities	—	142	—	647

Diluted	13,988	13,761	13,880	14,169

Per share continuing operations:
Basic	$(0.28)	$0.06	$(0.13)	$0.33
Effect of dilutive securities	0.00	0.00	0.00	(0.01)

Diluted	$(0.28)	$0.06	$(0.13)	$0.32

Per share discontinued operations:
Basic	$0.00	$(0.33)	$0.00	$(0.42)
Effect of dilutive securities	0.00	0.00	0.00	0.02

Diluted	$0.00	$(0.33)	$0.00	(0.40)

Per share net loss
Basic	$(0.28)	$(0.27)	$(0.13)	$(0.09)
Effect of dilutive securities	0.00	0.00	0.00	0.01

Diluted	$(0.28)	$(0.27)	$(0.13)	$(0.08)

As of December 26, 2003, options to purchase 2,237,368 shares of common stock were considered anti-dilutive because of the loss from continuing operations. As of December 27, 2002, options to purchase 1,627,046 shares of common stock were considered anti-dilutive because the respective exercise prices were greater than the average fair market value of the common stock.

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

If compensation costs for the Company’s stock option and stock purchase plans had been determined based on the fair market value of the options at the grant dates, as prescribed in SFAS No. 123, the Company’s net loss and net loss per share would have been as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	Dec. 26,	Dec. 27,	Dec. 26,	Dec. 27,
	2003	2002	2003	2002

(in thousands, except per share data)
Net loss as reported	$(3,946)	$(3,689)	$(1,737)	$(1,152)
Deduct total stock-based employee compensation expense determined under fair value based method for all awards	742	603	2,168	1,678

Pro forma net loss	$(4,688)	$(4,292)	$(3,905)	$(2,830)

Net loss per share:
Basic
As reported	$(0.28)	$(0.27)	$(0.13)	$(0.09)
Pro forma	$(0.34)	$(0.32)	$(0.28)	$(0.21)
Diluted
As reported	$(0.28)	$(0.27)	$(0.13)	$(0.08)
Pro forma	$(0.34)	$(0.31)	$(0.28)	$(0.20)

Such pro forma disclosure may not be representative of future compensation costs because options vest over several years and additional grants are anticipated to be made each year. The fair value of each stock option is estimated on the date of the grant using the Black-Scholes valuation model, with the following assumptions used for grants during the applicable periods:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	Dec. 26,	Dec. 27,	Dec. 26,	Dec. 27,
	2003	2002	2003	2002

Risk free interest rate	1.06%	1.73%	1.05%	1.73%
Expected life	7 Years	7 Years	7 Years	7 Years
Expected volatility	90.78%	95.13%	90.78%	95.13%
Dividend yield	0.0%	0.0%	0.0%	0.0%

7.	Recent Accounting Pronouncements

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

On August 2, 2002, N.V. Euromedix (“Euromedix”) filed suit against the Company in the Commercial Court in Leuven, Belgium (No. F5700-02), seeking damages for the wrongful termination of an implied distribution agreement with the Company for Europe and parts of the Middle East. On November 7, 2002, the court dismissed the suit. On December 31, 2002, Euromedix filed suit against the Company in the Commercial Court in Leuven, Belgium (No. F8756-02), seeking damages in the amount of approximately Î3.5 million for the wrongful termination of an implied distribution agreement with the Company for Europe and parts of the Middle East. A hearing was held on April 29, 2003 regarding certain procedural issues. In a judgment rendered on May 27, 2003, the court referred the complaint to the Constitutional Court before rendering a final decision. The court asked the Constitutional Court to render an opinion regarding certain constitutional issues related to the trademark infringement arguments the Company raised at the hearing. Hearings in the Constitutional Court were held on July 8, 2003 and September 9, 2003. The court has not yet rendered its opinion. The Company believes these claims are without merit and intends to continue to defend the claims vigorously.

On December 19, 2003, the Company entered into a settlement agreement and license agreement with Roche Diagnostics Corporation and Roche Diagnostics GmbH (“Roche”) in connection with ongoing patent infringement litigation. The settlement, which serves as the basis for the dismissal of all patent litigation between the parties on a worldwide basis, provides for the Company to make a $7 million payment to Roche, which the Company made on December 30, 2003. In addition, Roche agreed to grant an irrevocable, non-exclusive, worldwide license to the Company for its patents related to HDL cholesterol. As a part of this settlement, the Company will pay Roche an ongoing royalty that will be applied to only the HDL portion of cholesterol test cassettes sold by the Company. Additionally the settlement agreement provides a mechanism for resolving any future patent infringement disputes. The Company believes that any such dispute resolution will confirm that its new HDL cholesterol test cassette, currently under development, does not infringe Roche’s patents. If however, upon the resolution of any such dispute it is ultimately determined that the Company’s new HDL cholesterol test cassette is covered by Roche’s patents, the Company will pay the same ongoing royalty. The parties have been in litigation in the United States District Court for the Southern District of Indiana, Germany, Belgium, Switzerland and Austria. Motions to dismiss have been filed in each of these jurisdictions in connection with the settlement. The one-time payment to Roche associated with this settlement agreement, along with legal and related expenses, is included as an expense in the Company’s Condensed Statement of Operations.

9.	Comprehensive Loss

The Company’s total comprehensive loss was as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	Dec. 26,	Dec. 27,	Dec. 26,	Dec. 27,
	2003	2002	2003	2002

Net loss	$(3,946)	$(3,689)	$(1,737)	$(1,152)
Change in unrealized gain on investments, net	(10)	44	(100)	126
Change in future currency contracts	28	24	153	40

Total comprehensive loss	$(3,928)	$(3,621)	$(1,684)	$(986)

10.	Income Taxes

For the thirty-nine weeks ended December 26, 2003, the Company recorded a benefit for income taxes of $1.1 million, primarily resulting from the increase in the value of the net operating losses arising from the loss in the period.

Based on the Company’s continued positive operating results, in the fourth quarter of fiscal 2003, the Company determined that it was increasingly likely that it would be able to realize a portion of its net operating loss carryforwards in future periods, thereby reducing taxes to be paid in those periods. As such, a valuation allowance of $4.2 million for deferred tax assets was released for the amount of net operating loss carryforwards expected to be utilized in fiscal 2004 and 2005. For the thirty-nine weeks ended December 27, 2002, the Company recorded a provision for income tax of $84,000, primarily resulting from the estimated alternative minimum tax, since the Company had significant federal net operating losses and both federal and California state tax credit carryforwards.

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

Company’s product warranty liability during the thirty-nine weeks ended December 26, 2003 were as follows (in thousands):

Thirty-nine Weeks Ended
Dec. 26, 2003

Balance at the beginning of the year	$116
Accruals and charges for warranty for the year	346
Cost of repairs and replacements	(356)

Balance at December 26, 2003	$106

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

     We develop, manufacture and market products that perform diagnostic testing at sites outside of traditional hospital and clinical laboratories to assist in assessing for risk of heart disease, diabetes and certain liver diseases and in the monitoring of therapy to treat those diseases. Currently, we manufacture and sell our Cholestech LDX® System (the “LDX System”) , which consists of an analyzer, a test cassette, a printer and accessories, and sell our Cholestech GDX™ System (the “GDX System”), which consists of an analyzer, a test cartridge and accessories.

     Until December 2002, our subsidiary WellCheck conducted consumer testing within the United States to help assess the risk of heart disease and other diseases. Using the LDX System and its Test Event Activity Management Software (“TEAMS”), WellCheck collected test results and other patient data and aggregated that data for testing event sponsors’ use in marketing programs.

     In December 2002, we completed the sale of certain assets and the assignment of certain obligations of WellCheck to ImpactHealth. We received a secured promissory note in the aggregate principal amount of $250,000 (the “Note”) due on the first anniversary of the issuance of the Note, the right to receive an additional $200,000 contingent upon the attainment of certain performance measures and a royalty per participant tested with TEAMS for three years after the date of the agreement. In addition, we entered into a three-year renewable supply agreement with ImpactHealth involving the purchase of the LDX System and single use test cassettes by ImpactHealth on an exclusive basis. We received a payment of $50,000 plus accrued interest from ImpactHealth during January 2004 pursuant to the Note. On December 23, 2003 we negotiated a change in the structure of the Note payment terms with ImpactHealth which provides for quarterly payment installments of $50,000 each and an interest rate of 6.5% per annum.

     Today, we derive our revenue from sales of diagnostic products, test cassettes, test cartridges and related accessories. We began marketing and distributing the GDX System in July 2002. However, we expect that a substantial majority of our revenue will continue to be generated from sales of our LDX product for the foreseeable future.

     In connection with our long term growth strategy, we plan to dedicate additional resources to sales and marketing to enhance our market penetration of the physician office laboratory market. We also plan to accelerate our research and development activities in order to introduce new products which can be utilized on our LDX Analyzer. In addition, we are investing a significant amount of capital to improve the efficiency of our manufacturing operations. We also intend to seek opportunities to acquire or distribute single use test cassettes or other products which can be sold through our established distribution channels.

     On December 8, 2003, President Bush signed legislation that allows Medicare reimbursement for cholesterol and diabetes screening. This legislation should provide further opportunity, starting in calendar year 2005, for us to capitalize on the increasing need for testing in both the physician office laboratory and health promotion markets to assess risk for heart disease and diabetes in individuals. Further, a major class of cholesterol lowering medications called “statins” may be approved by the FDA for over the counter sales in the future, which could provide pharmacies with an incentive to conduct testing of patients in the pharmacy as part of a health awareness initiative and provide us with additional opportunities to market our products.

     On December 19, 2003 we entered into a settlement agreement and license agreement with Roche Diagnostics Corporation and Roche Diagnostics GmbH (“Roche”) in connection with ongoing patent infringement litigation. The settlement, which serves as the basis for the dismissal of all patent litigation between the parties on a worldwide basis, provides for our company to make a $7 million payment to Roche, which we made on December 30, 2003. In addition, Roche agreed to grant an irrevocable, non-exclusive, worldwide license to us for its patents related to HDL cholesterol. As a part of this settlement, we will pay Roche an ongoing royalty, that we belive is reasonable, and will be applied to only the HDL portion of cholesterol test cassettes sold by us. Payments to Roche pursuant to this license agreement, as with any future royalty payments, will be charged to costs of good sold as they are incurred. Additionally the settlement agreement provides a mechanism for resolving any future patent infringement disputes. We believe that any such dispute resolution will confirm that our new HDL cholesterol test cassette, currently under development, does not infringe Roche’s patents. If however, upon the resolution of any such dispute it is ultimately determined that our new HDL cholesterol test cassette is covered by Roche’s patents, we will pay the same ongoing royalty. The one-time payment to Roche associated with this settlement agreement, along with legal and related expenses, is included as an expense in our Statement of Operations.

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

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	Dec. 26,	Dec. 27,	Dec. 26,	Dec. 27,
	2003	2002	2003	2002

Revenue	100%	100%	100%	100%
Cost of goods sold	46	46	43	42

Gross profit	54	54	57	58

Operating expenses
Sales and marketing	25	24	23	25
Research and development	6	5	6	5
General and administrative	17	18	16	15
Other operating costs	—	—	1	—
Litigation and other related	55	1	19	—

Total operating expenses	103	48	65	45

Income (loss) from operations	(49)	6	(8)	12
Interest and other income	—	1	1	1
Benefit for income taxes	(19)	—	(3)	—

Income (loss) from continuing operations	(30)	7	(4)	13

Loss from discontinued operations	0	(37)	0	(16)

Net loss	(30)%	(31)%	(4)%	(3)%

Thirteen weeks ended December 26, 2003 and December 27, 2002
and
Thirty-nine weeks ended December 26, 2003 and December 27, 2002

     Revenue. For the thirteen weeks ended December 26, 2003, revenue increased $1.4 million, or 11%, to $13.4 million from $12.0 million for the thirteen weeks ended December 27, 2002. Sales of single use test cassettes increased $2.1 million, or 24%, from $9.1 million for the thirteen weeks ended December 27, 2002 to $11.2 million for the thirteen weeks ended December 26, 2003. Revenue for our

LDX analyzer decreased $460,000, or 35%, to $857,000 for the thirteen weeks ended December 26, 2003 from $1.3 million for the thirteen weeks ended December 27, 2002. Revenue for our GDX analyzer and related single use test cartridges decreased $327,000, or 38%, to $528,000 for the thirteen weeks ended December 26, 2003, from $855,000 for the thirteen weeks ended December 27, 2002. Sales of accessories decreased $65,000, or 8%, to $728,000 for the thirteen weeks ended December 26, 2003 from $793,000 for the thirteen weeks ended December 27, 2002.

     For the thirteen weeks ended December 26, 2003, domestic revenue increased $1.3 million, or 13%, to $11.5 million from $10.2 million for the thirteen weeks ended December 27, 2002. Most of the domestic increase related to revenue from single use test cassettes, which increased 27%, while unit volume of single use test cassettes increased 26% from the prior year period. The increase in revenue was attributable to the continued adoption by physicians of the ATP III guidelines for treatment of high cholesterol, the increased number of CLIA waived laboratories and increased growth in the use of statin drugs, all of which resulted in an increased installed customer base of our LDX which generated higher demand for our single use test cassettes within our LDX installed customer base. This resulted in a 26% revenue increase in sales to the physician office laboratory market, which increased $1.6 million to $7.8 million during the thirteen weeks ended December 26, 2003, from $6.2 million for the thirteen weeks ended December 27, 2002. Additionally, revenue for our GDX analyzer and related single use test cartridges decreased $478,000, or 62%, to $291,000 for the thirteen weeks ended December 26, 2003, from $769,000 for the thirteen weeks ended December 27, 2002. Sales of GDX and related products during the prior period were higher due to the promotional efforts of our distributors during the launch of the product which began in July 2002 and a single program with a major pharmaceutical company in September 2002.

     International revenue increased $24,000, or 1%, remaining approximately the same, $1.9 million for both the thirteen weeks ended December 26, 2002 and the thirteen weeks ended December 27, 2003. The increase in international revenue related primarily to the sale of our GDX and related products which increased $151,000, or 177%, primarily due to a single program in India, to $237,000 for the thirteen weeks ended December 26, 2003, from $86,000 for the thirteen weeks ended December 27, 2002. Revenue from the sale of single use test cassettes increased $90,000, or 8%, to $1.2 million for the thirteen weeks ended December 26, 2003 from $1.2 million for the thirteen weeks ended December 27, 2002. This was offset by LDX revenue which decreased by $219,000, or 49%, to $231,000 for the thirteen weeks ended December 26, 2003 from $450,000 for the thirteen weeks ended December 27, 2002. Sales of LDX products during the prior period were higher due to programs with two major pharmaceutical companies during the thirteen weeks ended December 27, 2002.

     For the thirty-nine weeks ended December 26, 2003, revenue increased $5.3 million or 15%, to $40.4 million from $35.1 million for the thirty-nine weeks ended December 27, 2002. Sales of single use test cassettes increased $4.7 million, or 17%, from $28.0 million for the thirty-nine weeks ended December 27, 2002 to $32.8 million for the thirty-nine weeks ended December 26, 2003. Revenue for our LDX analyzer decreased $127,000, or 4%, to $2.9 million for the thirty-nine weeks ended December 26, 2003 from $3.0 million for the thirty-nine weeks ended December 27, 2002 due in part to an increase in promotional programs which involve placement of LDX analyzers at reduced prices or free of charge, contingent upon purchase commitments involving our single use test cassettes. Revenue for our GDX analyzer and related single use test cartridges increased $348,000, or 19%, to $2.2 million for the thirty-nine weeks ended December 26, 2003, from $1.8 million for the thirty-nine weeks ended December 27, 2002. Our GDX sales during the prior year period were primarily due to a single marketing program with one company and other product launch efforts from our distribution partners. Accessories sales increased $376,000, or 17%, to $2.6 million for the thirty-nine weeks ended December 26, 2003 from $2.2 million for the thirty-nine weeks ended December 27, 2002.

     For the thirty-nine weeks ended December 26, 2003, domestic revenue increased $4.4 million, or 15%, to $34.8 million from $30.4 million for the thirty-nine weeks ended December 27, 2002. The increase in revenue was attributable to the continued adoption by physicians of the ATP III guidelines for treatment of high cholesterol, the increased number of CLIA waived laboratories and increased growth in the use of statin drugs, all of which resulted in higher demand for our LDX and single use test cassettes. This resulted in a 29% revenue increase in the physician office laboratory market, which increased $5.1 million to $22.6 million during the thirty-nine weeks ended December 26, 2003, from $17.5 million for the thirty-nine weeks ended December 27, 2002. Most of the increase related to revenue from single use test cassettes, which increased 29%, while single use test cassettes unit volume increased 32% from the prior year period. Domestic revenue for our GDX analyzer and related single use test cartridges, which we began shipping in July 2002, decreased $34,000, or 2%, to $1.7 million for the thirty-nine weeks ended December 26, 2003, from $1.7 million for the thirty-nine weeks ended December 27, 2002.

     International revenue increased $942,000, or 20%, to $5.6 million for the thirty-nine weeks ended December 26, 2003 from $4.7 million for the thirty-nine weeks ended December 27, 2002. The increase was primarily related to the continued impact of the launch by AstraZeneca PLC of its statin drug Crestor in the United Kingdom and Mexico, and the preparation for its launch in Germany, Spain and Italy. Most of the revenue increase resulted from the sale of single use test cassettes which increased $562,000, or 18%, to $3.8 million for the thirty-nine weeks ended December 26, 2003 from $3.2 million for the thirty-nine weeks ended December 27, 2002. Additionally, international revenue for our GDX and related products increased $383,000, or 319%, to $503,000 for the thirty-nine weeks ended December 26, 2003, from $120,000 for the thirty-nine weeks ended December 27, 2002. Our international GDX sales commenced in September 2002 and did not benefit from any single marketing program as did our domestic launch and continues to increase as a result of efforts from our distribution partners..

     Cost of Goods Sold. Cost of goods sold includes direct labor, direct material, overhead and royalties. Cost of goods sold increased $597,000, or 11%, to $6.2 million for the thirteen weeks ended December 26, 2003 from $5.6 million for the thirteen weeks ended December 27, 2002. Most of the increase related to higher unit volume of products sold. Gross margins were 54% for both the thirteen weeks ended December 26, 2003 and December 27, 2002. Cassette production increased 45% while total factory spending increased $1.1 million or 31%, decreasing the average cost of products manufactured for the thirteen weeks ended December 26, 2003, compared to the thirteen weeks ended December 27, 2002. This was offset by an increase in promotional program expense tied directly to sales recognized during the thirteen weeks ended December 26, 2003. Factory spending increased due to increased scrap costs of $359,000, increased royalty expense of $207,000 and increases in wages and related costs of $319,000. As a part of the settlement agreement with Roche, we will pay what we believe is a reasonable ongoing royalty, that will be applied to only the HDL portion of cholesterol test cassettes sold by the Company. These payments, along with any future royalty payments, will be charged to cost of good sold as incurred.

     For the thirty-nine weeks ended December 26, 2003, cost of goods sold increased $2.5 million, or 17%, to $17.3 million from $14.8 million for the thirty-nine weeks ended December 27, 2002. The increase in cost of goods sold primarily related to a 19% higher unit volume for single use test cassettes. Gross margins were 57% and 58% for the thirty-nine weeks ended December 26, 2003 and December 27, 2002, respectively. The decline in gross margin was due to a 2% decline in the average sale price of single use test cassettes and in part to an increase in promotional program expense tied directly to sales recognized during the thirty-nine weeks ended December 26, 2003. Cassette production increased 24% while total factory spending increased $1.7 million, or 17%, decreasing the average cost of products manufactured for the thirty-nine weeks ended December 26, 2003, compared to the thirty-nine weeks ended December 27, 2002. Factory spending increased due to increased scrap costs of $430,000, increased royalty expense of $294,000 and increases in wages and related costs of $406,000.

     Sales and Marketing Expenses. Sales and marketing expenses include salaries, commissions, bonuses, travel and expenses for outside services related to marketing programs. Sales and marketing expenses increased $526,000, or 18%, to $3.4 million for the thirteen weeks ended December 26, 2003 from $2.9 million for the thirteen weeks ended December 27, 2002. The increase was mainly attributable to higher spending for commissions as a result of sales promotions, and increased wages and related costs due to increased headcount. These increases were partially offset by a decrease in distributor program spending and advertising. As a percent of total revenue, sales and marketing expenses increased to 25% for the thirteen weeks ended December 26, 2003 from 24% for the thirteen weeks ended December 27, 2002. Over the balance of the fiscal year, we do not expect sales and marketing expenses to increase significantly as a percentage of total revenue.

     For the thirty-nine weeks ended December 26, 2003, sales and marketing expenses increased $781,000, or 9%, to $9.5 million from $8.7 million for the thirty-nine weeks ended December 27, 2002. The increase in sales and marketing expenses was mainly attributable to an increase in wages and related costs including commission expenses of $762,000 and increased travel costs of $332,000. These increases were offset by lower advertising and trade show expenses of $376,000 during the thirty-nine weeks ended December 26, 2003. As a percent of total revenue, sales and marketing expenses decreased to 23% for the thirty-nine weeks ended December 26, 2003 from 25% for the thirty-nine weeks ended December 27, 2002.

     Research and Development Expenses. Research and development expenses include salaries, bonuses, expenses for professional consulting services, supplies and depreciation of capital equipment. Research and development expenses increased $122,000, or 19%, to $754,000, for the thirteen weeks ended December 26, 2003 from $632,000 for the thirteen weeks ended December 27, 2002. The increase was mainly attributable to increases of $41,000 for wage and related costs, $40,000 for outside professional services and $31,000 in shared facilities expenses. All of these increases related to increased activities in new product development, including AST, High SensitivityCRP and DirectLDL. As a percent of total revenue, research and development expenses increased to 6% for the thirteen weeks ended December 26, 2003 from 5% for the thirteen weeks ended December 27, 2002. Over the balance of the fiscal year we do not expect research and development expenses to increase significantly as a percentage of total revenue.

     For the thirty-nine weeks ended December 26, 2003, research and development expenses increased $475,000, or 25%, to $2.4 million from $1.9 million for the thirty-nine weeks ended December 27, 2002. The increase was mainly attributable to increases of $108,000 for material used in new product development, $125,000 for outside consultants and $120,000 for wages and related expenses. All of these increases related to accelerated efforts in new product development. As a percent of total revenue, research and development expenses increased to 6% for the thirty-nine weeks ended December 26, 2003 from 5% for the thirty-nine weeks ended December 27, 2002.

     General and Administrative Expenses. General and administrative expenses include compensation, benefits and expenses for outside professional services, including information services, legal and accounting. General and administrative expenses increased $116,000 to $2.2 million for the thirteen weeks ended December 26, 2003 from $2.1 million for the thirteen weeks ended December 27, 2002. The increase related to $316,000 in higher fees for outside professional services and consulting, including legal and accounting due to costs resulting from increased regulatory requirements including the Sarbanes-Oxley Act of 2002 and a $232,000 increase in facilities and shared expenses.

These increases were offset by a decrease of $582,000 in wages and related costs due to the recognition in the thirteen weeks ended December 27, 2002 of a $591,000 of restructuring expense in connection with the severance costs for two of the company’s vice presidents and two additional employees, related, in part, to the divestiture of the WellCheck testing services business. As a percent of total revenue, general and administrative expenses decreased to 17% for the thirteen weeks ended December 26, 2003 from 18% for the thirteen weeks ended December 27, 2002. Legal expenses related to our settlement with Roche in connection with ongoing patent infringement litigation that were previously reported in general and administrative expenses are now reported as litigation and related expense

     For the thirty-nine weeks ended December 26, 2003, general and administrative expenses increased $1.3 million, or 26%, to $6.4 million from $5.1 million for the thirty-nine weeks ended December 27, 2002. The increase related to $468,000 in higher fees for outside professional services and consulting, including legal and accounting, a $368,000 increase in directors and officers liability insurance premiums and a $232,000, and an increase in facilities and shared expenses. These increases were offset by a decrease of $588,000 in wages and related costs due to the recognition in the thirteen weeks ended December 27, 2002 of a $591,000 of restructuring expense in connection with the severance costs for two of the company’s vice presidents and two additional employees, related, in part, to the divestiture of the WellCheck testing services business. As a percent of total revenue, general and administrative expenses increased to 16% for the thirty-nine weeks ended December 26, 2003 from 15% for the thirty-nine weeks ended December 27, 2002.

     Other operating costs. For the thirty-nine weeks ended December 26, 2003, other operating costs were $250,000 with no corresponding costs for the thirteen weeks or thirty-nine weeks ended December 27, 2002. These costs related to the write-off of an option to purchase a patent, which we determined no longer had an economic value, during the thirteen weeks ended September 26, 2003.

     Litigation and Other Related Expenses. For the thirteen weeks ended December 26, 2003, litigation and related expenses increased $7.3 million to $7.4 million. These costs related to our settlement with Roche in connection with ongoing patent infringement litigation. Pursuant to the settlement agreement, which serves as the basis for the dismissal of all patent litigation between us and Roche on a worldwide basis, we recognized a $7.0 million accrual due to Roche during the thirteen weeks ended December 26, 2003. As a part of this settlement, we will pay what we believe is a reasonable ongoing royalty that will be applied to only the HDL portion of cholesterol test cassettes we sell. These payments, along with any future royalty payments, will be charged to costs of good sold as they are incurred.

     For the thirty-nine weeks ended December 26, 2003, litigation and related expenses increased $7.6 million to $7.8 million for the thirty-nine weeks ended December 27, 2003. These costs related to our settlement with Roche in connection with ongoing patent infringement litigation.

     Interest and other income, net. Interest and other income, net, reflects income from the investment of cash balances and marketable securities, less the fees charged by financial institutions. Interest income decreased $35,000, or 36%, to $62,000 for the thirteen weeks ended December 26, 2003 from $97,000 for the thirteen weeks ended December 27, 2002. The decrease was primarily attributable to lower yields on securities investments. We expect income from securities investments will continue at the current rate unless there is an increase on the market yield on corporate bonds.

     For the thirty-nine weeks ended December 26, 2003, interest and other income decreased $43,000, or 14%, to $271,000 from $314,000 for the thirty-nine weeks ended December 27, 2002. The decrease related to lower yields on securities investments.

     Income Taxes. For the thirteen weeks ended December 26, 2003, we recognized an income tax benefit of $2.5 million, compared to an income tax expense of $32,000 for the thirteen weeks ended December 27, 2002. The net tax benefit of $2.5 million includes a tax benefit of $2.9 million relating to the Roche settlement agreement and a tax provision of $343,000 on operating income from continuing operations, before the impact of the Roche settlement agreement.

     For the thirty-nine weeks ended December 26, 2003, the we recognized an income tax benefit of $1.1 million, compared to an income tax expense of $187,000 for the thirty-nine weeks ended December 27, 2002. The net tax benefit of $1.1 million includes a tax benefit of $2.9 million relating to the Roche settlement agreement and a tax provision of $1.8 million on operating income from continuing operations, before the impact of the Roche settlement agreement.

     Loss from sale of discontinued operations. Loss from sale of discontinued operations for the thirteen and thirty-nine weeks ended December 27, 2002 resulted from a $4.3 million write-off relating to the sale of WellCheck.

     Discontinued Operations. Discontinued operations include all revenue, cost of goods sold, compensation, benefits, travel and expenses for outside professional services, including information services and legal consulting, related to the operations of the WellCheck business, which we sold on December 23, 2002. The net gain on discontinued operations of $8,000 for the thirteen weeks ended December 26, 2003 was primarily attributable to royalties related to TEAMS software, compared to the net loss from discontinued operations of $252,000 for the thirteen weeks ended December 27, 2002, which related to a loss from WellCheck operations for the thirteen weeks ended December 27, 2002.

     For the thirty-nine weeks ended December 26, 2003, the net gain on discontinued operations was $47,000, compared to a net loss of $1.5 million for the thirty-nine weeks ended December 27, 2002. The net gain relates to royalty revenue for utilization of TEAMS software and adjustments to the previously recognized loss. The net loss from discontinued operations of $1.5 million for the thirty-nine weeks ended December 27, 2002 related to a loss from WellCheck operations for the thirty-nine weeks ended December 27, 2002.

     Future contingent sales proceeds, including TEAMS royalties and payments contingent on the attainment of certain performance measures, will be recognized as earned as a component of discontinued operations.

Liquidity and Capital Resources

     We have financed our operations primarily through the sale of equity securities and positive cash flow from operations. From our inception to December 26, 2003, we have raised $83.7 million in net proceeds from equity financings. As of December 26, 2003, we had $31.2 million of cash, cash equivalents and short and long-term marketable securities. In addition to these amounts, we have available a $4.0 million revolving bank line of credit with Wells Fargo Bank, N.A. While the line of credit is in effect, we are required to deposit assets with a collective value, as defined in the line of credit agreement, equivalent to no less than 100% of the outstanding principal balance. Amounts outstanding under the line of credit bear interest at either our choice of 0.5% below the bank’s prime rate or 1.75% above the LIBOR rate, depending on the payment schedule. The line of credit agreement expires on

September 1, 2004. As of December 26, 2003, we had no borrowings outstanding under this line of credit.

     Cash, cash equivalents and total investments were $31.2 million at December 26, 2003, an increase of $5.1 million, or 20%, from $26.1 million at March 28, 2003. Cash provided by operations during the thirty-nine weeks ended December 26, 2003 was $6.2 million, which was $1.4 million, or 29%, higher than the $4.8 million for the thirty-nine weeks ended December 27, 2002. The increase related mainly to higher income from continuing operations, before the impact of the Roche settlement agreement accrual. For the thirty-nine weeks ended December 26, 2003, accounts receivable increased $1.2 million due to an increase in sales during the period. Additionally, accounts payable and accrued expenses increased $6.9 million primarily due to the Roche settlement agreement accrual, and accrued payroll and benefits increased $608,000.

     Subsequent to the end of the quarter, on December 30, 2003, we made a payment to Roche of $7 million pursuant to the litigation settlement agreement.

     Additions to plant and equipment totaled $2.7 million and $2.2 million for the first thirty-nine weeks ended December 26, 2003 and December 27, 2002, respectively. Capital spending for both the current and prior year was related to tenant improvements, expansion of our manufacturing capacity, and development and expansion of our information technology systems. We anticipate spending approximately $400,000 on additional capital expenditures for production equipment and other long lived assets for the balance of our current fiscal year.

     Sales of common stock through the employee stock option program and employee stock purchase program were $1.5 million for the thirty-nine weeks ended December 26, 2003, which represented a decrease of $1.2 million, or 44%, from $2.7 million for the thirty-nine weeks ended December 27, 2002. The decline related to decreased exercises of stock options due to a decrease in the value of shares of our common stock on the open market.

     Based on current plans and business conditions, we believe that our existing cash, cash equivalents, marketable securities, cash flow anticipated to be generated by future operations and available bank borrowings under our existing line of credit will be sufficient to meet our anticipated operating requirements for at least the next twelve months, including the Roche settlement agreement payment and future royalty payments to Roche as part of the settlement agreement. However, we cannot be certain that our underlying assumed levels of revenue and expenses will be accurate. We may be required to expend greater than anticipated funds if unforeseen difficulties arise relating to modifying or expanding facilities, obtaining necessary product regulatory approvals, scaling up manufacturing for new tests, arbitrating disputes or other matters.

     Our future liquidity and capital requirements will depend upon numerous additional factors, including the cost and timing of expanding our manufacturing capacity, the number and type of new tests we may seek to develop, the success of these development efforts, the cost and timing of acquiring new products or technologies, the cost and timing of expansion of sales and marketing activities, the extent to which our existing and new products gain market acceptance, competing technological and market developments, the progress of commercialization efforts of our distributors, the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, developments related to regulatory and third-party reimbursement matters, a significant shortfall in operating results and other factors.

     In the event that additional financing is needed, we may seek to raise additional funds through debt, public or private financing, or collaborative relationships or arrangements. However, we may not be successful in obtaining necessary funds. Even if we do raise funds, any additional equity financing may be dilutive to our shareholders, and debt financing may involve restrictive covenants that limit the manner in which we operate. Collaborative arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain products or marketing territories. Our failure to raise capital on acceptable terms when needed could have a material adverse effect on our business, financial condition and results of operations. See “Factors Affecting Future Operating Results.”

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

Factors Affecting Future Operating Results

We have a history of operating losses and fluctuating operating results, which may result in the market price of our common stock declining

     Our revenue and operating results have varied significantly from quarter to quarter in the past and may continue to fluctuate in the future. As of December 26, 2003, we had an accumulated deficit of $39.3 million. Our first profitable quarter was the third quarter of fiscal 1998, and our first profitable year was fiscal 1998. We recorded a net loss of $2.6 million for fiscal 2001, a net profit of $5.6 million for fiscal 2002 and a net profit of $4.9 million for fiscal 2003. The following are some of the factors that could cause our revenue, operating results and margins to fluctuate significantly from quarter to quarter:

•	the timing and level of market acceptance of the LDX System and the GDX System;

•	variations in manufacturing efficiencies;

•	the timing of the introduction, availability and market acceptance of new tests and products;

•	the timing and level of expenditures associated with research and development activities;

•	the timing and establishment of strategic distribution arrangements and the success of the activities conducted under such arrangements;

•	changes in demand for our products based on changes in third-party reimbursement, competition, changes in government regulation and other factors;

•	the timing of significant orders from, and shipments to, customers;

•	product pricing and discounts;

•	additional cost of expanded leased facilities;

•	promotional program spending by both domestic and European pharmaceutical companies;

•	variations in the mix of products sold; and

•	general economic conditions.

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

     For example, on December 19, 2003, we entered into a settlement agreement and license agreement with Roche, which settled all existing patent litigation between the parties on a worldwide basis. The settlement included a lump sum payment by us to Roche in the amount of $7 million (which was paid on December 30, 2003) and the dismissal of all patent claims between the parties. As a part of the settlement, we will pay Roche an ongoing royalty and Roche will grant an irrevocable, non-exclusive, worldwide license to us for its patents related to HDL cholesterol. In addition, the parties have also agreed upon a mechanism for the resolution of future patent infringement disputes. We believe that any such dispute resolution will confirm that our HDL cholesterol test cassette, currently under development, does not infringe Roche’s patents. If however, upon the resolution of any such dispute, it is ultimately determined that our new HDL cholesterol test cassette is covered by Roche’s patents, we will pay Roche the same ongoing royalty.

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

     There are current conditions in the healthcare industry that increase the possibility that third-party payors may reduce or eliminate reimbursement for tests using our products in certain settings. These conditions include:

•	third-party payors are increasingly scrutinizing and challenging the prices charged for medical products and services;

•	healthcare providers are moving toward a system in which employers are requiring participants to bear a greater burden of the cost of their healthcare benefits which could result in fewer elective procedures, such as the use of our products for diagnostic screening;

•	general uncertainty regarding what changes will be made in the reimbursement methods used by third-party payors and how that will affect the use of products such as ours, which may deter healthcare providers from adopting the use of our products; and

•	an overall escalating cost of medical products and services has led to and will continue to lead to increased pressures on the healthcare industry, both domestic and international, to reduce the cost of products and services, including products offered by us.

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

If we do not successfully develop, acquire or form alliances to introduce and market new tests and products, our future business will be harmed

     We believe our business will not grow significantly if we do not develop, acquire or form alliances for new tests and products to use in conjunction with the LDX System and the GDX System. If we do not develop, market introduce new tests and products to the market, our business will not grow significantly and will be harmed. Developing new tests involves many significant problems and risks, including:

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

     Our LDX and cassette manufacturing lines would be costly and time consuming to repair or replace if their operation were interrupted. The interruption of our manufacturing operations or the loss of associates dedicated to the manufacturing facility could severely harm our business. The risks involving our manufacturing lines include:

•	as our production levels have increased, we have been required to use our machinery more hours per day and the down time resulting from equipment failure has increased;

•	the custom nature of much of our manufacturing equipment increases the time required to remedy equipment failures and replace equipment;

•	we have a limited number of associates dedicated to the operation and maintenance of our manufacturing equipment, the loss of whom could impact our ability to effectively operate and service such equipment;

•	we manufacture all of our cassettes at our Hayward, California manufacturing facility, so manufacturing operations are at risk to interruption from earthquake, fire, power outages or other events affecting this one location; and

•	we have recently completed the process of scaling up a new manufacturing line to production capability. Our failure to maintain production levels and operate this line at production capability for an extended period would impact our ability to increase our manufacturing capacity.

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

We depend on distributors to sell our products and failure to successfully maintain these relationships could adversely affect our ability to generate revenue

     To increase revenue and achieve sustained profitability, we will have to successfully maintain our existing distribution relationships and develop new distribution relationships. We depend on our distributors to assist us in promoting market acceptance of the LDX System and the GDX System. However, we may be unable to enter into and maintain new arrangements on a timely basis, or at all. Even if we do enter into additional distributor relationships, those distributors may not devote the resources necessary to provide effective sales and marketing support to our products. In addition, our distributors sell products offered by our competitors. If our competitors offer our distributors more favorable terms or have more products available to meet their needs or utilize the leverage of broader product lines sold through the distributor, those distributors may de-emphasize or decline to carry our products. In addition, our distributors’ order decision-making process is complex and involves several factors, including end-user demand, warehouse allocation and marketing resources, which can make it difficult to accurately predict total sales for the quarter until late in the quarter. In order to keep our products included in distributors’ marketing programs, in the past we have provided promotional goods or made short-term pricing concessions. Our distributors could also modify their business practices, such as payment terms, inventory levels or order patterns. If we are unable to maintain successful relationships with distributors or expand our distribution channels or we experience unexpected changes in payment terms, inventory levels or other practices by our distributors, our business will suffer.

We rely on a limited number of customers for a substantial part of our revenue

     Sales to a limited number of customers have accounted for a significant portion of our revenue in each fiscal period. We expect that sales to a limited number of customers will continue to account for a substantial portion of our total revenue in future periods. Our top ten customers comprised 63% of our revenue in fiscal 2003. In fiscal 2003, Physicians Sales and Service (“PSS”) accounted for approximately 22% of our total revenue and McKesson Medical Surgical (“McKesson”) accounted for 9% of our total revenue. In fiscal 2002, PSS accounted for approximately 20% of our total revenue. We have experienced periods in which sales to some of our major customers, as a percentage of total revenue, have fluctuated due to delays or failures to place expected orders. We do not have long-term agreements with any of our customers, who generally purchase our products pursuant to cancelable short-term purchase orders. If we were to lose a major customer or if orders by or shipments to a major customer were to otherwise decrease or be delayed, our operating results would be harmed.

Recently enacted and proposed changes in securities laws and regulations will increase our costs.

     The Sarbanes-Oxley Act of 2002 along with other recent and proposed rules from the Securities and Exchange Commission and Nasdaq require changes in our corporate governance, public disclosure and compliance practices. Many of these new requirements will increase our legal and financial compliance costs, and make some corporate actions more difficult, such as proposing new or amendments to stock option plans, which now require shareholder approval. These developments could make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments also could make it more difficult for us to attract and retain qualified executive officers and qualified members of our board of directors, particularly to serve on our audit committee.

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

     The LDX Analyzer, our total cholesterol, high density lipoproteins, triglycerides and glucose tests in any combination, our ALT test cassette, the GDX Analyzer and A1C test cartridges have been classified as waived from the application of many of the requirements under the CLIA. We believe this waived classification is critical for our products to be successful in their domestic markets. Any failure of our new tests to obtain waived status under the CLIA will severely limit our ability to commercialize such tests. Loss of waived status for existing diagnostic products or failure to obtain waived status for new products could limit our revenue from sales of such products, which would severely harm our business.

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

A general economic downturn in the United States or abroad may reduce our revenue and harm our business

     The primary customers for our products are physician office laboratories and entities conducting health promotion programs. Any significant downturn in domestic or global economic conditions which results in the reduction of the capital spending budgets of our customers or a delay in capital equipment purchases would likely result in a decline in demand for our products and could be detrimental to our business. Economic growth in the United States and other countries has slowed significantly and many commentators believe that the United States economy is experiencing a recession. Overall, customer spending decisions are being more closely scrutinized. These conditions have negatively impacted our business and may continue to do so if they persist.

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

     We currently maintain product liability insurance and professional liability insurance for claims relating to the past performance of testing services, but there can be no assurance that the coverage limits of our insurance policies will be adequate. Insurance is expensive and difficult to obtain, and we may be unable to maintain product liability insurance in the future on acceptable terms or in sufficient amounts to protect us against losses due to product liability. Inability to maintain insurance at an acceptable cost or to otherwise protect against potential product liability could prevent or inhibit the continued commercialization of our products. In addition, a product liability or professional liability claim in excess of relevant insurance coverage or a product recall could severely harm our financial condition.

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

     We enter into forward exchange contracts to manage foreign currency exposures arising from inventory purchases and accounts payable denominated in foreign currencies. Our policy is to hedge 100% of all committed purchase contracts and a lesser percentage for forecasted purchases. As of December 26, 2003, we had outstanding forward contracts to purchase £478,000 for approximately $750,000. The open contracts mature at various dates through May 17, 2004 and hedge certain forecasted inventory purchases denominated in the British Pound Sterling. The unrealized gain on the forward contracts as of December 26, 2003 was $96,000, all of which is expected to be reclassified to earnings within the next 12 months. There was no gain or loss recorded in the period from hedge ineffectiveness or from forecasted transactions no longer expected to occur. We do not enter into foreign exchange forward contracts for trading purposes. We do not expect gains or losses on these contracts to have a material impact on our financial results.

     The following table presents the future principal cash flows or amount and related weighted average interest rates expected by year for our existing cash and cash equivalents, marketable securities and long-term investments.

	Fiscal Year
						Fair
	2004	2005	2006	2007	Total	Value

	(in thousands)
Cash, cash equivalents	$9,974	$—	$—	$—	$9,974	$9,974
Short-term marketable securities	$1,412	$11,545	$—	$—	$12,957	$12,957
Weighted average interest rate	1.18%	3.86%	—	—	2.60%	—
Long-term marketable securities	$—	$1,998	$6,122	$106	$8,226	$8,226
Weighted average interest rate	—	3.59%	3.11%	4.36%	3.25%	—

Qualitative Disclosures

     Our primary interest rate risk exposures relate to:

•	the available for sale securities will fall in value if market interest rates increase; and

•	the impact of interest rate movements on our ability to obtain adequate debt financing to fund future operations.

     We have the ability to hold at least a portion of the fixed income investments until maturity and therefore would not expect the operating results or cash flows to be affected to a significant degree by a sudden change in market interest rates on our short and long term marketable securities portfolio.

ITEM 4.     CONTROLS AND PROCEDURES

     Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

     On August 2, 2002, N.V. Euromedix (“Euromedix”) filed suit against us in the Commercial Court in Leuven, Belgium (No. F5700-02), seeking damages for the wrongful termination of an implied distribution agreement with our company for Europe and parts of the Middle East. On November 7, 2002, the court dismissed the suit. On December 31, 2002, Euromedix filed suit against us in the Commercial Court in Leuven, Belgium (No. F8756-02), seeking damages in the amount of approximately Î3.5 million for the wrongful termination of an implied distribution agreement with our company for Europe and parts of the Middle East. A hearing was held on April 29, 2003 regarding certain procedural issues. In a judgment rendered on May 27, 2003, the court referred the complaint to the Constitutional Court before rendering a final decision. The court asked the Constitutional Court to render an opinion regarding certain constitutional issues related to the trademark infringement arguments we raised at the hearing. Hearings in the Constitutional Court were held on July 8, 2003 and September 9, 2003. The court has not yet rendered its opinion. We believe these claims are without merit and intend to continue to defend the claims vigorously.

     On December 23, 1999, Roche filed suit against us and two of our distributors, Health Care Solutions AG and Euromedix N.V./SA, in the Canton Court of the Canton Zug in Zug, Switzerland (No. ES580/1999), seeking a cease and desist order barring us from selling HDL assay single-use test cassettes in Switzerland. The complaint alleges that we violated a Roche European patent for HDL. On July 11, 2000, the court denied Roche’s request for an injunction and ordered it to pay a portion of our legal fees. On May 2, 2002, in response to our motion, the court ruled that it did not have local jurisdiction over the matter and ordered Roche to pay our legal fees. Roche subsequently appealed the May 2, 2002 decision by the Canton Court of the Canton Zug. On October 7, 2002, the Swiss Federal Tribunal referred the matter back to the Canton Court but rejected the jurisdiction aspect of Roche’s appeal.

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

     On December 19, 2003 we entered into a settlement agreement and license agreement with Roche Diagnostics Corporation and Roche Diagnostics GmbH in connection with ongoing patent infringement litigation. The settlement, which serves as the basis for the dismissal of all patent litigation between us and Roche on a worldwide basis, provides for us to make a $7 million payment to Roche, which we made on December 30, 2003. In addition, Roche agreed to grant an irrevocable, non-exclusive, worldwide license to us for its patents related to HDL cholesterol. As a part of this settlement, we will pay Roche an ongoing royalty that will be applied to only the HDL portion of cholesterol test cassettes we sell. Additionally the settlement agreement provides a mechanism for resolving any future patent infringement disputes. We believe that any such dispute resolution will confirm that our new HDL cholesterol test cassette, currently under development, does not infringe Roche’s patents. If however, upon the resolution of any such dispute it is ultimately determined that our new HDL cholesterol test cassette is covered by Roche’s patents, the we will pay the same ongoing royalty. As a result of the settlement, the parties have filed motions to dismiss the proceedings described above in the United States, Germany, Belgium, Switzerland and Austria.

      We are also subject to various additional legal claims and assessments in the ordinary course of business, none of which are expected by management to result in a material adverse effect on the financial statements.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

          (a)     Exhibits.

10.45.1	First Amendment to Severance Agreement between Registrant and Timothy I. Still dated October 10, 2003

10.48.1	First Amendment to Severance Agreement between Registrant and Thomas E. Worthy dated October 10, 2003

10.51.1	First Amendment to Severance Agreement between Registrant and Donald P. Wood dated October 10, 2003

10.52	Change of Control Severance Agreement between Registrant and Donald P. Wood dated October 10, 2003

10.53	Change of Control Severance Agreement between Registrant and Timothy I. Still dated October 10, 2003

10.54	Change of Control Severance Agreement between Registrant and Thomas E. Worthy dated October 10, 2003

31.1	Certifications of Chief Executive Officer under Rule 13a-14(a)

31.2	Certifications of Chief Financial Officer under Rule 13a-14(b)

32.1	Certifications of Chief Executive Officer and Chief Financial Officer under Rule 13a-14(b)

          (b)     Reports on Form 8-K.

     On October 22, 2003, we furnished a Current Report on Form 8-K reporting under Item 12 of Form 8-K that on October 22, 2003, we were issuing a press release and holding a conference call regarding our financial results for the fiscal quarter ended September 26, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOLESTECH CORPORATION

Date: February 5, 2004	/s/ Warren E. Pinckert II Warren E. Pinckert II President and Chief Executive Officer (Principal Executive Officer)

Date: February 5, 2004	/s/ William W. Burke William W. Burke Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

10.45.1	First Amendment to Severance Agreement between Registrant and Timothy I. Still dated October 10, 2003

10.48.1	First Amendment to Severance Agreement between Registrant and Thomas E. Worthy dated October 10, 2003

10.51.1	First Amendment to Severance Agreement between Registrant and Donald P. Wood dated October 10, 2003

10.52	Change of Control Severance Agreement between Registrant and Donald P. Wood dated October 10, 2003

10.53	Change of Control Severance Agreement between Registrant and Timothy I. Still dated October 10, 2003

10.54	Change of Control Severance Agreement between Registrant and Thomas E. Worthy dated October 10, 2003

31.1	Certifications of Chief Executive Officer under Rule 13a-14(a)

31.2	Certification of Chief Financial Officer under Rule 13a-14(b)

32.1	Certification of Chief Executive and Chief Financial Officer under Rule 13a-14(b)