Form 10-Q
period 2004-06-25
CHOLESTECH CORPORATION
filed 2004-08-02
CIK 887227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☒  No ☐

As of June 25, 2004, 14,226,782 shares of the registrant’s common stock were outstanding.

CHOLESTECH CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

CHOLESTECH CORPORATION

CONDENSED BALANCE SHEETS
(in thousands)

	June 25, 2004	March 26, 2004(1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,776	$2,502
Marketable securities	13,391	11,300
Accounts receivable, net	3,284	6,038
Inventories, net	7,562	6,083
Note receivable	150	200
Prepaid expenses and other assets	1,166	1,715
Deferred tax assets	2,270	2,100

Total current assets	30,599	29,938
Property and equipment, net	8,473	8,257
Long-term investments	9,293	9,800
Long-term deferred tax assets	15,235	15,235

Total assets	$63,600	$62,230

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$3,259	$3,149
Accrued payroll and benefits	2,616	2,489
Other liabilities	273	314

Total current liabilities	6,148	5,952

Contingencies (note 9)
Shareholders’ equity:
Common stock, no par value; 25,000,000 shares authorized; 14,199,932 and 14,095,075 shares issued and outstanding at June 25, 2004 and March 26, 2004, respectively	84,935	84,286
Accumulated other comprehensive income	19	149
Accumulated deficit	(27,502)	(27,157)

Total shareholders’ equity	57,452	57,278

Total liabilities and shareholders’ equity	$63,600	$63,230

(1)	The information in this column was derived from the Company’s audited consolidated financial statements as of the fiscal year ended March 26, 2004.

See Notes to Condensed Financial Statements

CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended
	June 25,	June 27,
	2004	2003
Revenue	$9,553	$13,714
Cost of goods sold	4,004	5,545

Gross profit	5,549	8,169

Operating expenses:
Sales and marketing	2,784	3,005
Research and development	902	841
General and administrative	2,443	2,142
Litigation and other related	—	120

Total operating expenses	6,129	6,108

Income (loss) from operations	(580)	2,061
Interest and other income, net	13	165

Income (loss) before provision for income taxes	(567)	2,226
Provision (benefit) for income taxes	(221)	957

Income (loss) from continuing operations	(346)	1,269

Gain from discontinued operations	2	26
Tax provision from discontinued operations	1	11

Income from discontinued operations	1	15

Net income (loss)	$(345)	$1,284

Income (loss) from continuing operations per share:
Basic	$(0.02)	$0.09

Diluted	$(0.02)	$0.09

Income (loss) from discontinued operations per share:
Basic	$0.00	$0.00

Diluted	$0.00	$0.00

Net income (loss) per share:
Basic	$(0.02)	$0.09

Diluted	$(0.02)	$0.09

Shares used to compute income per share:
Basic	14,163	13,752

Diluted	14,163	14,338

See Notes to Condensed Financial Statements

CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Thirteen Weeks Ended
	June 25,	June 27,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$(345)	$1,284
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	749	633
Change in allowance for losses on accounts receivable	(37)	54
Change in inventory reserve	(599)	167
Deferred tax asset	(170)	743
Change in allowance for sales returns	—	(5)
Changes in assets and liabilities:
Accounts receivable	2,791	(975)
Inventories	(880)	(174)
Notes receivable	50	—
Prepaid expenses and other assets	558	304
Accounts payable and accrued expenses	110	(364)
Accrued payroll and benefits	127	(743)
Other liabilities	(41)	(21)

Net cash provided by operating activities	2,313	903

Cash flows from investing activities:
Sales and maturities of marketable securities	5,087	23,954
Purchases of marketable securities	(6,810)	(20,882)
Purchases of property and equipment	(965)	(870)

Net cash provided by (used in) investing activities	(2,688)	2,202

Cash flows from financing activities:
Issuance of common stock	649	741

Net cash provided by financing activities	649	741

Net increase in cash and cash equivalents	274	3,846
Cash and cash equivalents at beginning of period	2,502	8,747

Cash and cash equivalents at end of period	$2,776	$12,593

See Notes to Condensed Financial Statements

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Interim Results

     The interim unaudited financial information of Cholestech Corporation (the “Company”) is prepared in conformity with accounting principles generally accepted in the United States of America. The financial information included herein has been prepared by management, without audit by an independent registered public accounting firm, and should be read in conjunction with the audited consolidated financial statements contained in the Annual Report on Form 10-K for the fiscal year ended March 26, 2004. The information furnished includes all adjustments and accruals consisting only of normal recurring accrual adjustments that are, in the opinion of management, necessary for a fair presentation of results for the interim periods. Certain information or footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

     The interim results are not necessarily indicative of the results of operations for the full fiscal year ending March 25, 2005.

2.	Balance Sheet Data

     The components of inventories are as follows (in thousands):

	June 25, 2004	March 26, 2004
Raw materials	$2,097	$1,954
Work-in-process	1,726	1,767
Finished goods	3,739	2,362

	$7,562	$6,083

3.	Reclassifications

     Certain financial statement items have been reclassified to conform to the current period’s format. These reclassifications had no impact on previously reported results of operations.

4. Sale of WellCheck

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

     Revenue and losses of the Company’s discontinued operations for the thirteen weeks ended June 25, 2004 and June 27, 2003 (in thousands of dollars) were as follows:

	Thirteen Weeks Ended
	June 25, 2004	June 27, 2003
Revenue	$0	$0

Income before provision for income taxes	2	26
Income tax provision (benefit)	1	11

Net income	$1	$15

     Contingent sales proceeds, including TEAMS royalty and performance remuneration, will be recognized as earned as a component of discontinued operations.

5. Derivative Financial Instruments

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

     As of June 25, 2004, the Company had outstanding forward contracts to purchase £184,000 for approximately $299,000. The open contracts mature at various dates through August 15, 2004 and hedge certain forecasted inventory purchases denominated in the British Pound Sterling. The unrealized gain on the forward contracts as of June 25, 2004 was $48,000, all of which is expected to be reclassified to earnings within the next 12 months. There was no gain or loss recorded in the period from hedge ineffectiveness or from forecasted transactions no longer expected to occur.

6.	Net Income (Loss) Per Share

     Basic earnings per share is computed by dividing net income (loss) (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted earnings per share gives effect to all potential common stock outstanding during a period, if dilutive. The following table reconciles the numerator (net income or loss) and denominator (number of shares) used in the basic and diluted per share computations:

	Thirteen Weeks Ended
	June 25, 2004	June 27, 2003
(in thousands, except per share data)
Income
Income (loss) from continuing operations	$(346)	$1,269
Income from discontinued operations	1	15

Net income (loss)	$(345)	$1,284

Shares
Basic	14,163	13,752
Effect of dilutive securities	—	586

Diluted	14,163	14,338

Per share continuing operations:
Basic	$(0.02)	$0.09
Effect of dilutive securities	0.00	0.00

Diluted	$(0.02)	$0.09

Per share discontinued operations:
Basic	$0.00	$0.00
Effect of dilutive securities	0.00	0.00

Diluted	$0.00	0.00

Per share net income (loss)
Basic	$(0.02)	$0.09
Effect of dilutive securities	0.00	0.00

Diluted	$(0.02)	$0.09

     As of June 25, 2004, options to purchase 2,255,488 shares of common stock were considered anti-dilutive because of the loss from continuing operations. As of June 27, 2003, options to purchase 920,680 shares of common stock were considered anti-dilutive because the respective exercise prices were greater than the average fair market value of the common stock.

7.	Stock-Based Compensation

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

     The Company provides additional proforma disclosures required by SFAS 123 as amended by SFAS 148. Had the compensation cost for the Company’s stock option and stock purchase plans been determined based on the fair market value of the options at the grant dates, as prescribed in SFAS 123, the Company’s net income and net income per share would have been as follows:

	Thirteen Weeks Ended
	June 25, 2004	June 27, 2003
(in thousands, except per share data)
Net income (loss) as reported	$(345)	$1,284
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	504	703

Pro forma net income (loss)	$(849)	$581

Net income (loss) per share:
Basic
As reported	$(0.02)	$0.09
Pro forma	$(0.06)	$0.04
Diluted
As reported	$(0.02)	$0.09
Pro forma	$(0.06)	$0.04

     Such pro forma disclosure may not be representative of future compensation costs because options vest over several years and additional grants are anticipated to be made each year. The fair value of each stock option is estimated on the date of the grant using the Black-Scholes valuation model, with the following assumptions used for grants during the applicable periods:

	Thirteen Weeks Ended
	June 25, 2004	June 27, 2003
Risk free interest rate	1.42%	1.05%
Expected life	7 Years	7 Years
Expected volatility	76.30%	94.01%
Dividend yield	0.0%	0.0%

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

8.	Restructuring Accruals

     During the third quarter of fiscal year 2003, the Company recorded a restructuring charge of approximately $591,000 which included wages, severance and other related costs for two executives and two staff members whose employment was terminated as a result of the divestiture of the Company’s WellCheck testing services business. The accrual represents costs recognized pursuant to the EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring) and SAB 100, Restructuring and Impairment Charges. The restructuring accrual is included on the Company’s consolidated balance sheets as a part of accrued payroll and benefits. During the thirteen weeks ended June 25, 2004, the Company made payments of $7,000 to an employee terminated under the fiscal 2003 restructuring plan, resulting in total payments under this plan of $252,000. As of June 25, 2004, the Company expected to make approximately $339,000 in remaining payments in fiscal 2005 under the restructuring plan.

9.	Contingencies

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

10.	Comprehensive Income (Loss)

     The Company’s total comprehensive income (loss) was as follows (in thousands):

	Thirteen Weeks Ended
	June 25, 2004	June 27, 2003
Net income (loss)	$(345)	$1,284
Change in unrealized gain on investments, net	(139)	(22)
Change in future currency contracts	9	40

Total comprehensive income (loss)	$(475)	$1,302

11.	Income Taxes

     For the thirteen weeks ended June 25, 2004, the Company recorded a benefit for income taxes of $221,000, primarily resulting from the increase in the value of the net operating losses arising from the loss in the period. For the thirteen weeks ended June 27, 2003, the Company recorded a provision for income taxes of $957,000, primarily resulting from the value of net operating losses utilized from operating income in the period.

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

12.	Warranties

     The Company records an accrual for estimated warranty costs when revenue is recognized. Warranty covers repair costs of the LDX Analyzer and replacement costs of defective single-use test cassettes. The warranty period for the LDX Analyzer is one year and for single use test cassettes is the shelf-life of the product. The warranty cost of the GDX Analyzer and test cartridges are the responsibility of the vendor. The Company has processes in place to estimate accruals for warranty exposure. The processes include estimated LDX Analyzer failure rates and repair costs, known design changes, and estimated replacement rates for single use test cassettes. Although the Company believes it has the ability to reasonably estimate warranty expenses, unforeseeable changes in factors impacting the estimate for warranty could occur and such changes could cause a material change in the Company’s warranty accrual estimate. Such a change would be recorded in the period in which the change was identified. Changes in the Company’s product warranty liability during the thirteen weeks ended June 25, 2004 and June 27, 2003, respectively, were as follows (in thousands):

	Thirteen Weeks Ended
	June 25, 2004	June 27, 2003
Balance at the beginning of the year	$314	$116
Accruals and charges for warranty for the year	188	63
Cost of repairs and replacements	(229)	(60)

Balance	$273	$106

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of federal securities laws. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under “Factors Affecting Future Operating Results” and elsewhere in this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue” or the negative of these terms or other comparable terminology. Forward-looking statements include, but are not limited to, the following statements: recent significant developments that may have an impact on our company; the broadening of our product portfolio; plans related to the Endo-Pat 2000, hs-CRP test and ALT/AST test; plans for future sales and marketing expenditures and promotional awareness programs; our growth strategy for the physician office laboratory market; our beliefs with respect to sales to distribution partners and future revenue growth; the opportunities provided by recent legislative developments, new product introductions and strategic alliances; the expected improvement of the consistency and predictability of our sales efforts and operating margins; our expectation regarding future sales and marketing expenses and research and development expenses; expected capital expenditures; our expected income from securities investments; the sufficiency of our cash, cash equivalents, marketable securities, cash flows and line of credit to satisfy our anticipated operating requirements and our defenses to legal proceedings and litigation matters. In evaluating these statements, you should specifically consider various factors, including the risks outlined under “Factors Affecting Future Operating Results”. These factors may cause our actual results to differ materially from any forward-looking statement.

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

Overview

     We are a medical diagnostic company that develops, manufactures and markets products that perform diagnostic testing at sites outside of traditional hospital and clinical laboratories to assist in the assessment of the risk of heart disease, diabetes and certain liver diseases and in the monitoring of therapy to treat those diseases. Our products are sold worldwide. Our primary market is the physician laboratory market, which consists of approximately 101,000 sites that are registered with the Centers for Medicare & Medicaid Services (“CMS”), approximately 49,000 of which are registered to perform only tests that have been waived under the clinical laboratory improvement Amendments (“CLIA”). In the first thirteen weeks of fiscal 2005, sales of our products to the physician office laboratory market represented 55% of our revenue.

     Our corporate headquarters is located in Hayward, California. All of our manufacturing, research, regulatory and administrative activities are conducted at this location. We sell our products through a worldwide network of over 85 distributors. We have 19 regional sales managers who coordinate and work with our distribution partners to identify and promote sales of our products. We also employ 17 field technical service representatives who are responsible for field customer service and customer retention initiatives within our existing installed base of products.

     We have experienced recent significant developments that may have an impact on our company, including the following:

•	In April 2004, we announced a market development and product distribution agreement with Itamar Medical Limited (“Itamar”) involving a novel and proprietary system for assessing vascular endothelial dysfunction which will further broaden our portfolio of products that enable physicians to assess and monitor heart disease and diabetes. We will invest resources to support pre-launch market research and market development activities. We will also be responsible for the sale and installation of the Endo-Pat 2000 in research and early adopter sites to further promote recognition of the product and technology.

•	In June 2004, we announced that the Food and Drug Administration (“FDA”) granted 510(k) clearance for our new High Sensitivity C-Reactive Protein (“hs-CRP”) test, which is the first step towards our development of a four test liver panel. The new hs-CRP test cassette can be used on our existing

LDX System once users have completed a simple software upgrade. This 510(k) clearance will allow us to market the product to moderately complex laboratories in early fiscal 2006 once we complete the scale-up of the manufacturing process for this test. We also plan to seek CLIA waived status from the FDA for our hs-CRP test.

•	In June 2004, we announced that our second liver enzyme test, Aspartate Aminotransferase (“AST”) received the FDA waiver under CLIA. The AST test will run on the Cholestech LDX System, in conjunction with our Alanine Aminotransferase (“ALT”) test. We anticipate launching our ALT/AST as “waived under CLIA” within the next few months.

     In fiscal 2004, our revenue growth was driven primarily by sales of our products to the physician office laboratory market, which increased 17% over fiscal year 2003 and represented 54% of our total revenue, up from 50% of total revenue in fiscal year 2003. Given the expected continued growth in the number of CLIA waived physician office labs and in our estimated installed base of LDX Analyzers, we plan to devote a majority of our sales and marketing expenditures toward increasing both our penetration of this market and the utilization of single use disposable cassettes by our existing end user physician customers. In fiscal year 2005, we plan to begin promotional awareness programs and other initiatives to enhance the sales of our cassette products, which currently represent over 80% of our revenue. We expect that the introduction and continued development of products which can be used on our existing LDX platform or another platform that could be CLIA waived and can be sold to our installed base will be an important component of our growth strategy in the physician office laboratory market.

     In the first quarter of fiscal 2005, revenue of $9.6 million was lower than revenue of $13.7 million in the prior year quarter due to our previously announced decision to eliminate quarter end discounts on large volume purchases by our distribution partners. We believe that sales to our distribution partners are now normalized and expect revenue to grow in excess of 10% for the remaining nine months of fiscal 2005. Due to the impact of lower revenue as described above, we reported a net loss from continuing operations per share of $0.02 compared to net income from continuing operations per share of $0.09 in the prior year quarter.

     In conjunction with providing periodic promotional incentives to our distribution partners, we have historically offered small discounts to our standard distributor pricing for large unit volume purchases. Throughout fiscal year 2004, we experienced increasing demand by our distribution partners to offer such discounts toward the end of each quarter. We became concerned about the future impact on end-user pricing and the inefficiencies in our operations that resulted from month to month swings in shipping volume. As a result, beginning in the fourth quarter of fiscal year 2004, we decided to reduce the amount of product we sold to our distribution partners at a discount. In addition, we notified our distribution partners that in the future we will no longer offer any discounts of this type. In the first fiscal quarter of 2005, we did not offer any quarter-end discounts to our distributions partners. This change in business practice had a negative impact on our revenue in both the fourth quarter of fiscal 2004 and the first quarter of fiscal year 2005.

     This strategic decision was part of a larger effort to improve the consistency and predictability of sales and the efficiency of our operations. Going forward, we believe we are in a position to capture sales from new products, strategic alliances, such as the market development and product distribution agreement with Itamar, and recent favorable legislative trends. As a result, we believe that focusing on distributor and installed base management will improve both the consistency and predictability of our sales effort and operating margins. In fiscal year 2005, we anticipate leveraging our installed base and current LDX platform with the introduction of three new single-use test cassette products.

Results of Operations

     The following table sets forth our results of operations (in thousands) expressed as a percentage of total revenue. Our historical operating results are not necessarily indicative of the results for any future period.

	Thirteen Weeks Ended
	June 25, 2004		June 27, 2003
					Amount of	Percent
		% of		% of	Increase	Increase
	Amount	sales	Amount	sales	(Decrease)	(Decrease)
Revenue	$9,553	100%	$13,714	100%	$(4,161)	(30)%
Cost of goods sold	4,004	42	5,545	40	(1,541)	(28)

Gross profit	5,549	58	8,169	60	(2,620)	(32)

Operating expenses
Sales and marketing	2,784	29	3005	22	(302)	(10)
Research and development	902	9	841	6	61	7
General and administrative	2,443	26	2,142	16	382	18
Litigation and other related	—	—	120	1	(120)	(100)

Total operating expenses	6,129	64	6,108	45	21	0

Income (loss) from operations	(580)	(6)	2,061	15	(2,641)	(128)
Interest and other income	13	—	165	1	(152)	(92)
Provision (benefit) for income taxes	(221)	(2)	957	7	(1,172)	(123)

Income (loss) from continuing operations	(346)	(4)	1,269	9	(1,615)	(127)

Gain from discontinued operations	1	—	15	—	(14)	(93)

Net income (loss)	$(345)	(4)%	$1,284	9%	$(1,629)	(127)%

Thirteen weeks ended June 25, 2004 and June 27, 2003

     Revenue. For the thirteen weeks ended June 25, 2004, revenue decreased $4.2 million, or 30%, to $9.6 million from $13.7 million for the thirteen weeks ended June 27, 2003. The decrease in revenue is primarily attributable to our decision to eliminate quarter-end discounts on large volume purchases by our distribution partners. Sales of single use test cassettes decreased $3.1 million, or 29%, from $10.8 million for the thirteen weeks ended June 27, 2003 to $7.7 million for the thirteen weeks ended June 25, 2004. Revenue from sales of our LDX analyzer decreased $392,000, or 37%, to $672,000 for the thirteen weeks ended June 25, 2004 from $1.1 million for the thirteen weeks ended June 27, 2003. Revenue from sales of our GDX analyzer and related single use test cartridges decreased $404,000, or 46%, to $476,000 for the thirteen weeks ended June 25, 2004 from $880,000 for the thirteen weeks ended June 27, 2003. Sales of accessories decreased $205,000, or 22%, to $732,000 for the thirteen weeks ended June 25, 2004 from $937,000 for the thirteen weeks ended June 27, 2003.

     For the thirteen weeks ended June 25, 2004, domestic revenue decreased $4.0 million, or 34%, to $7.7 million from $11.7 million for the thirteen weeks ended June 27, 2003. Most of the domestic decrease related to revenue from single use test cassettes, which decreased 32% from the prior year period. LDX revenue decreased $387,000, or 52%, to $351,000 for the thirteen weeks ended June 25, 2004 from $738,000 for the thirteen weeks ended June 27, 2003. Domestic revenue for our GDX Analyzer and related single use test cartridges decreased $342,000, or 47%, to 388,000 for the thirteen weeks ended June 25, 2004 from $730,000 for the thirteen weeks ended June 27, 2003. The decline in the domestic market was primarily related to the physician office laboratory market, which decreased $4.1 million, or 54%, to $3.5 million during the thirteen weeks ended June 25, 2004 and was impacted by our strategic decision to not offer volume based quarter-end discounts to our distribution partners.

     International revenue decreased $116,000, or 6%, to $1.9 million for the thirteen weeks ended June 25, 2004 from $2.0 million for the thirteen weeks ended June 27, 2003. The decrease was primarily related to a short-term reduction of orders from pharmaceutical companies in Latin America. We expect ordering patterns in Latin America to return to normal over the balance of the fiscal year. Most of the revenue decrease resulted from the sale of single use test cassettes which decreased $73,000, or 5%, to $1.3 million for both the thirteen weeks ended June 25, 2004 and June 27, 2003. Additionally, international revenue for our GDX and related products decreased $62,000, or 41%, to $89,000 for the thirteen weeks ended June 25, 2004 from $151,000 for the thirteen weeks ended June 27, 2003.

     Cost of Goods Sold. Cost of goods sold includes direct labor, direct material, overhead and royalties. Cost of goods sold decreased $1.6 million, or 28%, to $4.0 million for the thirteen weeks ended June 25, 2004 from $5.5 million for the thirteen weeks ended June 27, 2003. Most of the decrease related to decreased unit volume of products sold. Gross margins were 58% and 60% for the thirteen weeks ended June 25, 2004 and June 27, 2003, respectively. Total factory spending decreased $178,000, or 5%, in this fiscal quarter compared to the same period of fiscal 2004 but declined at a lower rate than single use cassette production which decreased 12%. The decreased production was in response to the short-term decline in cassette demand, due to the elimination of quarter end discounts, and will increase as demand for single use test cassettes increases. Factory spending decreased due to decreased scrap costs. The impact on cost of sales was partially offset by increased royalty expense. As a part of the settlement agreement with Roche, we have agreed to pay what we believe is a reasonable ongoing royalty that is applied to only the HDL portion of cholesterol test cassettes we sell. These payments, along with any future royalty payments, are charged to cost of good sold as incurred.

     Sales and Marketing Expenses. Sales and marketing expenses include salaries, commissions, bonuses, travel and expenses for outside services related to marketing programs. Sales and marketing expenses decreased $221,000, or 7%, to $2.8 million for the thirteen weeks ended June 25, 2004 from $3.0 million for the thirteen weeks ended June 27, 2003. The decline was mainly attributable to decreased market research, distributor program spending samples and travel. This was partially offset by higher spending for commissions, recruiting cost for a new Vice President of Sales and Marketing and market research for the new Endo-Pat 2000 product. As a percent of total revenue, sales and marketing expenses increased to 29% for the thirteen weeks ended June 25, 2004 from 22% for the thirteen weeks ended June 27, 2003. Over the balance of the fiscal year, we expect sales and marketing expenses to decline as a percentage of total revenue.

     Research and Development Expenses. Research and development expenses include salaries, bonuses, expenses for professional consulting services, supplies and depreciation of capital equipment. Research and development expenses increased $61,000, or 7%, to $902,000, for the thirteen weeks ended June 25, 2004 from $841,000 for the thirteen weeks ended June 27, 2003. The increase was mainly attributable to increases for outside services relating to development of new products and the development of labeling and inserts for new products. All of these increases related to increased activities in new product development, including AST, hs-CRP and Direct LDL. As a percent of total revenue, research and development expenses increased to 9% for the thirteen weeks ended June 25, 2004 from 6% for the thirteen weeks ended June 27, 2003. Over the balance of the fiscal year we expect research and development expenses to remain constant or decrease as a percentage of total revenue.

     General and Administrative Expenses. General and administrative expenses include compensation, benefits and expenses for outside professional services, including information services, legal and accounting. General and administrative expenses increased $301,000 to $2.4 million for the thirteen weeks ended June 25, 2004 from $2.1 million for the thirteen weeks ended June 27, 2003. The increase related to $230,000 in higher fees for outside professional services and consulting, including legal and accounting, due to costs resulting from increased regulatory requirements including compliance activities related to the Sarbanes-Oxley Act of 2002. Additionally, wages and related costs increased $148,000. These increases were offset by lower insurance premiums and decreased travel expenses. As a percent of total revenue, general and administrative expenses increased to 26% for the thirteen weeks ended June 25, 2004 from 16% for the thirteen weeks ended June 27, 2003. Over the balance of the fiscal year, we expect general and administrative expenses to decrease as a percentage of total revenue. Legal expenses of $120,000, which in the prior year related to our settlement with Roche in connection with ongoing patent infringement litigation, and were previously reported as a general and administrative expense, are now reported as a litigation and other related expense. This reclassification improves the comparability of general and administrative expenses for the users of our financial statements. This reclassification had no impact on previously reported results of operations.

     Litigation and Other Related Expenses. For the thirteen weeks ended June 27, 2003, litigation and related expenses were $120,000 with no corresponding cost for the thirteen weeks ended June 25, 2004. These costs related to our settlement with Roche in connection with ongoing patent infringement litigation. As a part of this settlement, we have agreed to pay what we believe is a reasonable ongoing royalty that is applied to only the HDL portion of cholesterol test cassettes we sell. These payments, along with any future royalty payments, are charged to costs of good sold as they are incurred.

     Interest and Other Income, Net. Interest and other income, net, reflects income from the investment of cash balances and marketable securities, less the fees charged by financial institutions. Interest income, net of expenses, decreased $152,000, or 92%, to $13,000 for the thirteen weeks ended June 25, 2004 from $165,000 for the thirteen weeks ended June 27, 2003. The decrease was primarily attributable a $120,000 gain on sale of marketable securities during the thirteen weeks ended June 27, 2003 with no corresponding gain this fiscal year. We expect income from securities investments to continue at the current rate until securities mature and the market yield on reinvested securities increase.

     Income Taxes. For the thirteen weeks ended June 25, 2004, we recognized an income tax benefit of $221,000, compared to an income tax expense of $957,000 for the thirteen weeks ended June 27, 2003. The benefit was related to the pretax loss from continuing operations of $580,000.

     Discontinued Operations. Discontinued operations include all revenue, cost of goods sold, compensation, benefits, travel and expenses for outside professional services, including information services and legal consulting, related to the operations of the WellCheck business, which we sold in December 2002. The net gain on discontinued operations of $1,000 for the thirteen weeks ended June

25, 2004 was primarily attributable to royalties related to TEAMS software, compared to the net gain from discontinued operations of $26,000 for the thirteen weeks ended June 27, 2003, was primarily attributable to expenses related to adjustment to losses previously recognized in fiscal 2003.

     Future contingent sales proceeds, including TEAMS royalties and payments contingent on the attainment of certain performance measures, will be recognized as earned as a component of discontinued operations.

Liquidity and Capital Resources

     Cash flow information for the thirteen weeks ended June 25, 2004 and June 27, 2003 was as follows (in thousands):

	June 25, 2004	June 27, 2003
Cash, cash equivalents, marketable securities and long-term investments	$25,460	$23,602

Net cash provided by operating activities	2,313	903
Net cash provided by (used in) investing activities	(2,688)	2,202
Net cash provided by financing activities	649	741

Net increase in cash and cash equivalents	$274	$3,846

     We have financed our operations primarily through the sale of equity securities, including employee stock option exercises, and net cash provided by operations. From our inception to June 25, 2004, we have raised $84.9 million in net proceeds from equity financings. In addition to these amounts, we have available a $4.0 million revolving bank line of credit agreement which was renewed in July 2003 and will expire in September 2004. While the agreement is in effect, we are required to deposit assets with a collective value, as defined in the line of credit agreement, equivalent to no less than 100% of the outstanding principal balance. Amounts outstanding under the line of credit bear interest at either our choice of 0.5% below the bank’s prime rate or 1.75% above the LIBOR rate, depending on the payment schedule. There are currently no amounts outstanding under this line of credit and as a result, there were no limitations on our deposited assets.

     Cash Provided by Operating Activities. The net cash provided by operations of $2.3 million for the thirteen weeks ended June 25, 2004 was primarily attributable to decreased working capital other than cash. Reductions to accounts receivable, prepaid expenses and notes receivable combined with increased trade payables and accrued payroll provided $3.6 million of cash. This was offset by a net loss, non-cash adjustments and increased inventory which resulted in a $1.3 million use of cash. The reduction in accounts receivable related primarily to the decline in revenue during the fiscal quarter.

     For the thirteen weeks ended June 27, 2003, net cash provided by operating activities was $903,000 relating mainly to net income for the period. Net income and non cash adjustments for depreciation, inventory reserves, accounts receivable reserves and deferred tax assets provided $2.9 million of cash. However, increased working capital other than cash consumed $2.0 million of cash mainly for increases for accounts receivable and inventory.

     Cash Provided by (Used in) Investing Activities. Investing activities resulted in the net use of $2.7 million of cash during the thirteen weeks ending June 25, 2004. Spending on additional manufacturing equipment and software accounted for $965,000 of capital improvements and we made a $1.7 million purchase of marketable securities during the period. Over the remainder of the current fiscal year we intend to spend approximately $2.9 million on additional capital expenditures for production equipment and other long lived assets.

     During the thirteen weeks ended June 27, 2003 investing activities provided $2.2 million. We sold a net $3.1 million of marketable securities which was countered by the purchase of $965,000 of capital equipment for manufacturing equipment, software and computer hardware.

     Cash Provided by Financing Activities. Cash provided by financing activities for both the thirteen weeks ended June 25, 2004 and June 27, 2003 related to the issuance of common stock pursuant to the employee stock incentive plans. We raised $695,000 and $870,000 from the incentive programs for the thirteen weeks ended June 25, 2004 and June 27, 2003, respectively.

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

     In our efforts to grow, we are seeking to acquire technologies which could complement our current product offering. At this point, we have not found or targeted such technologies for purchase. However, should we acquire such technologies, in connection with such acquisitions, we may need to use a significant amount of cash which could cause us to need to raise funds from debt or equity offerings. In the event that we would need additional financing for the operation of our business, we can draw upon our existing $4.0 million line of credit which would require us to maintain cash and investments as collateral. However, we may be required to finance any additional requirements through additional equity, debt financing or credit facilities. We may not be able to obtain additional financing or credit facilities, or if these funds are available, they may not be available on satisfactory terms.

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

     We have made no changes to our critical accounting policies from those described in our most recent Annual Report on Form 10-K. For a description of critical accounting policies, please refer to the Annual Report on Form 10-K for the fiscal year ended March 26, 2004.

Recent Accounting Pronouncements

     We reviewed the current accounting literature and determine there are no pronouncements which affect our accounting process.

Factors Affecting Future Operating Results

We have a history of operating losses and fluctuating operating results, which may result in the market price of our common stock declining.

     Our revenue and operating results have varied significantly from quarter to quarter in the past and may continue to fluctuate in the future. As of June 25, 2004, we had an accumulated deficit of $27.5 million. Our first profitable quarter was the third quarter of fiscal year 1998, and our first profitable year was fiscal 1998. We recorded a net profit of $5.6 million for fiscal year 2002, a net profit of $4.9 million for fiscal year 2003 and a net profit of $8.7 million for fiscal year 2004. The following are some of the factors that could cause our revenue, operating results and margins to fluctuate significantly from quarter to quarter:

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

Our stock price is likely to continue to be volatile, which could result in substantial losses for investors

     The market price of our common stock has in the past been, and in the future is likely to be, highly volatile. For example, between June 28, 2003 and June 25, 2004, the price of our common stock, as reported on the NASDAQ National Market System, has ranged from a low of $6.20 to a high of $11.11. These fluctuations could result in substantial losses for investors. Our stock price may fluctuate for a number of reasons including:

•	quarterly variations in our operating results;

•	litigation or threat of litigation;

•	developments in or disputes regarding patent or other proprietary rights;

•	announcements of technological or competitive developments by us and our competitors;

•	regulatory developments regarding us or our competitors;

•	changes in the current structure of the healthcare financing and payment systems;

•	our failure to achieve, or changes in, financial estimates by securities analysts and comments or opinions about us by

•	securities analysts or major shareholders;

•	stock market price and volume fluctuations, which have particularly affected the market prices for medical products and high technology companies and which are often been unrelated to the operating performance of such companies; and

•	general economic, political and market conditions.

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

     For example, as part of our practice of providing periodic promotional incentives to our distribution partners, we have historically offered small discounts from standard distributor pricing to such partners in connection with large unit volume purchases. Throughout the course of fiscal year 2004, we experienced increasing demand by our distribution partners to purchase at such discounts toward the end of each quarter. We became increasingly concerned about the future impact on end-user pricing and the inefficiencies in our operations that result from month to month swings in shipping volume. As a result, beginning in the fourth quarter of fiscal year 2004, we decided to reduce the amount of product we sold to our distribution partners at a discount to their standard price. In the first quarter of fiscal year 2005, we did not grant any quarter-end discounts to our distributions partners. This change in business practice had a negative impact on our revenue in both the fourth quarter of fiscal year 2004 and the first quarter of fiscal year 2005. If we are unable to maintain successful relationships with distributors or expand our distribution channels or we experience unexpected changes in payment terms, inventory levels or other practices by our distributors, our business will suffer.

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

     If our LDX System does not achieve broader market acceptance and our GDX System does not achieve favorable market acceptance, our business will not grow. Even if we are successful in continuing to place our LDX Analyzer at physician office laboratories and other near patient testing sites and marketing our GDX System, there can be no assurance that placement of these products will result in sustained demand for our single use test cassettes and single use test cartridges.

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

•	raw materials variations or impurities;

•	human error

•	manufacturing process variances and impurities; and

•	decreased manufacturing equipment performance.

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

We rely on a limited number of customers for a substantial part of our revenue

     Sales to a limited number of customers have accounted for a significant portion of our revenue in each fiscal period. We expect that sales to limited number of customers will continue to account for a substantial portion of our total revenue in future periods. Our top ten customers comprised 63% of our revenue in fiscal year 2004. In fiscal year 2004, Physicians Sales and Service (“PSS”) accounted for approximately 23% of our total revenue, Henry Schein Inc. (“Henry Schein”) accounted for approximately 9% and McKesson Medical Surgical (“McKesson”) accounted for 8% of our total revenue. In fiscal 2003, PSS accounted for approximately 22% of our total revenue, McKesson accounting for 9% of our total revenue, and Henry Schein accounted for approximately 7% of our total revenue. We have experienced periods in which sales to some of our major customers, as a percentage of total revenue, have fluctuated due to delays or failures to place expected orders. We do not have long-term agreements with any of our customers, who generally purchase our products pursuant to cancelable short-term purchase orders. If we were to lose a major customer or if orders by or shipments to a major customer were to otherwise decrease or be delayed, our operating results would be harmed.

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

     Generally we hold our marketable securities until maturity. These securities have maturity dates that do not exceed fiscal year 2008 and have predominately fixed interest rates. We have concluded that the income on our investments would not be significantly impacted by short-term changes in interest rates. When the securities mature and the principal is reinvested, the yield will reflect the market conditions at that time. Fluctuations in short-term interest rates may change the fair market value of our investments; however, as the marketable securities approach maturity, the fair value will approximate our cost basis.

     We enter into forward exchange contracts to manage foreign currency exposures arising from inventory purchases and accounts payable denominated in foreign currencies. Our policy is to hedge 100% of all committed purchase contracts and a lesser percentage for forecasted purchases. As of June 25, 2004, we had outstanding forward contracts to purchase £184,000 for approximately $299,000. The open contracts mature at various dates through July 15, 2004 and hedge certain forecasted inventory purchases denominated in the British Pound Sterling. The unrealized gain on the forward contracts as of June 25, 2004 was $48,000, all of which is expected to be reclassified to earnings within the next 12 months. There was no gain or loss recorded in the period from hedge ineffectiveness or from forecasted transactions no longer expected to occur. We do not enter into foreign exchange forward contracts for trading purposes. We do not expect gains or losses on these contracts to have a material impact on our financial results.

     The following table presents the future principal cash flows or amount and related weighted average interest rates expected by year for our existing cash and cash equivalents, marketable securities and long-term investments.

	2005	2006	2007	Total	Fair Value
			(in thousands)
Cash, cash equivalents	$2,776	$—	$—	$2,776	$2,776
Short-term marketable securities	$8,266	$5,125	$—	$13,391	$13,391
Weighted average interest rate	3.21%	3.50%	—	—	—
Long-term marketable securities	—	$8,994	$299	$9,293	$9,293
Weighted average interest rate	—	2.91%	3.30%	—	—

Qualitative Disclosures

     Our primary interest rate risk exposures relate to:

•	the available for sale securities will fall in value if market interest rates increase; and

•	the impact of interest rate movements on our ability to obtain adequate debt financing to fund future operations.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On August 2, 2002, N.V. Euromedix (“Euromedix”) filed suit against us in the Commercial Court in Leuven, Belgium (No. F5700-02), seeking damages for the wrongful termination of an implied distribution agreement with our company for Europe and parts of the Middle East. On November 7, 2002, the court dismissed the suit. On December 31, 2002, Euromedix filed suit against us in the Commercial Court in Leuven, Belgium (No. B/02/00044), seeking damages in the amount of approximately ¬3.5 million for the wrongful termination of an implied distribution agreement with our company for Europe and parts of the Middle East. At the introductory hearing on April 1, 2003, the case was sent to the general docket and there have been on further developments. We believe this claim is without merit and intend to continue to defend the claim vigorously.

     On March 14, 2003, we initiated trademark infringement proceedings against Euromedix before the President of the Commercial Court in Leuven, Belgium (No. BRK/03/00017), seeking in principle an order (i) to prohibit Euromedix from selling, stocking, importing, exporting or promoting in the European Economic Area (EEA) products that violate our trademarks, under a penalty of 10,000 Euros for each LDX Analyzer sold, a penalty of 1,000 Euros for each cassette sold contrary to the prohibition and a 25,000 Euros penalty for each publicity of advertisement for such products; (ii) to prohibit Euromedix from using certain slogans and phrases, in combination with products associated with certain of our trademarks, in trade documents or other announcements, under a penalty of 25,000 Euros for each document used contrary to this prohibition; and (iii) to order the destruction of the inventory of products held by Euromedix that violate our trademarks, which have been imported into the EEA without our permission.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.
31.1	Certification of Chief Executive Officer under Rule 13a-14(a)
31.2	Certification of Chief Financial Officer under Rule 13a-14(a)
32.1	Certifications of Chief Executive Officer and Chief Financial Officer under Rule 13a-14(b)
(b) Reports on Form 8-K.

     On April 21, 2004, we furnished a Current Report on Form 8-K reporting under Item 12 of Form 8-K that on April 21, 2004, we were issuing a press release and holding a conference call regarding our financial results for the fiscal year ended March 26, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOLESTECH CORPORATION

Date:	August 2, 2004	/s/ Warren E. Pinckert II

Warren E. Pinckert II
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 2, 2004	/s/ William W. Burke

William W. Burke
Vice President of Finance and Chief
Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer under Rule 13a-14(a)
31.2	Certification of Chief Financial Officer under Rule 13a-14(b)
32.1	Certifications of Chief Executive and Chief Financial Officer under Rule 13a-14(b)