Form 10-Q
period 2004-09-24
CHOLESTECH CORPORATION
filed 2004-11-03
CIK 887227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2004

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
Yes [X] No[  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [X] No[  ]

As of October 28, 2004, 14,359,276 shares of the registrant’s common stock were outstanding.

CHOLESTECH CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

CHOLESTECH CORPORATION

CONDENSED BALANCE SHEETS
(in thousands)

	September 24, 2004	March 26, 2004(1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,292	$2,502
Marketable securities	12,383	11,300
Accounts receivable, net	4,298	6,038
Inventories, net	7,636	6,083
Prepaid expenses and other assets	982	1,715
Note receivable	100	200
Deferred tax assets	2,333	2,100

Total current assets	31,024	29,938
Property and equipment, net	8,640	8,257
Long-term investments	10,443	9,800
Long-term deferred tax assets	14,689	15,235

Total assets	$64,796	$63,230

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$3,260	$3,149
Accrued payroll and benefits	2,474	2,489
Other liabilities	298	314

Total current liabilities	6,032	5,952

Contingencies (note 9)
Shareholders’ equity:
Common stock, no par value; 25,000,000 shares authorized; 14,263,091 and 14,095,075 shares issued and outstanding at September 24, 2004 and March 26, 2004, respectively	85,208	84,286
Accumulated other comprehensive income	53	149
Accumulated deficit	(26,497)	(27,157)

Total shareholders’ equity	58,764	57,278

Total liabilities and shareholders’ equity	$64,796	$63,230

(1) The information in this column was derived from the Company’s audited consolidated financial statements as of the fiscal year ended March 26, 2004.

See Notes to Condensed Financial Statements

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Sept. 24,	Sept. 26,	Sept. 24,	Sept. 26,
	2004	2003	2004	2003
Revenue	$13,537	$13,357	$23,090	$27,071
Cost of goods sold	5,724	5,617	9,728	11,162

Gross profit	7,813	7,740	13,362	15,909

Operating expenses:
Sales and marketing	2,856	3,072	5,640	6,077
Research and development	972	765	1,874	1,606
General and administrative	2,390	2,031	4,833	4,173
Other operating costs	—	250		250
Litigation and other related	—	310	—	430

Total operating expenses	6,218	6,428	12,347	12,536

Income from operations	1,595	1,312	1,015	3,373
Interest and other income, net	45	44	58	209

Income before provision for income taxes	1,640	1,356	1,073	3,582

Current provision for income taxes	164	136	107	358
Deferred provision for income taxes	475	304	311	1,039

Provision for income taxes	639	440	418	1,397

Income from continuing operations	1,001	916	655	2,185
Income from discontinued operations	4	9	5	24

Net income	$1,005	$925	$660	$2,209

Income from continuing operations per share:
Basic	$0.07	$0.07	$0.05	$0.16

Diluted	$0.07	$0.06	$0.05	$0.15

Income from discontinued operations per share:
Basic	$0.00	$0.00	$0.00	$0.00

Diluted	$0.00	$0.00	$0.00	$0.00

Net income per share:
Basic	$0.07	$0.07	$0.05	$0.16

Diluted	$0.07	$0.06	$0.05	$0.15

Shares used to compute income per share:
Basic	14,227	13,899	14,195	13,826

Diluted	14,286	14,273	14,351	14,306

See Notes to Condensed Financial Statements

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Twenty-Six Weeks
	Ended
	Sept. 24,	Sept. 26,
	2004	2003
Cash flows from operating activities:
Net income	$660	$2,209
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,591	1,278
Change in allowance for losses on accounts receivable	(25)	62
Change in inventory reserve	(624)	160
Deferred tax asset	313	1,073
Changes in assets and liabilities:
Accounts receivable	1,765	(2,316)
Inventories	(929)	709
Note receivable	100	—
Prepaid expenses and other assets	692	(198)
Accounts payable and accrued expenses	111	(582)
Accrued payroll and benefits	(15)	(535)
Other liabilities	(16)	(28)

Net cash provided by operating activities	3,623	1,832

Cash flows from investing activities:
Sales and maturities of marketable securities	13,182	29,352
Purchases of marketable securities	(14,963)	(31,952)
Purchases of property and equipment	(1,974)	(2,055)

Net cash used in investing activities	(3,755)	(4,655)

Cash flows from financing activities:
Issuance of common stock	922	1,437

Net cash provided by financing activities	922	1,437

Net increase (decrease) in cash and cash equivalents	790	(1,386)
Cash and cash equivalents at beginning of period	2,502	8,747

Cash and cash equivalents at end of period	$3,292	$7,361

See Notes to Condensed Financial Statements

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Interim Results

     The interim unaudited financial information of Cholestech Corporation (the “Company”) is prepared in conformity with accounting principles generally accepted in the United States of America. The financial information included herein has been prepared by management, without audit by an independent registered public accounting firm, and should be read in conjunction with the audited financial statements contained in the Annual Report on Form 10-K for the fiscal year ended March 26, 2004. The information furnished includes all adjustments and accruals consisting only of normal recurring accrual adjustments that are, in the opinion of management, necessary for a fair presentation of results for the interim periods. Certain information or footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

     The interim results are not necessarily indicative of the results of operations for the full fiscal year ending March 25, 2005.

2. Balance Sheet Data

     The components of inventories are as follows (in thousands):

	September 24, 2004	March 26, 2004
Raw materials	$2,059	$1,954
Work-in-process	2,164	1,767
Finished goods	3,413	2,362

	$7,636	$6,083

3. Reclassifications

     Certain financial statement items have been reclassified to conform to the current period’s format. These reclassifications had no impact on previously reported results of operations.

4. Sale of WellCheck

     On December 23, 2002, the Company completed the sale of certain assets and the assignment of certain obligations of its wholly owned subsidiary WellCheck. As a result of the sale, the operations of WellCheck have been accounted for as discontinued operations in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets and APB No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.

     Revenue and losses of the Company’s discontinued operations for the thirteen weeks ended and twenty-six weeks ended September 24, 2004 and September 26, 2003 (in thousands of dollars) were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Sept. 24,	Sept. 26,	Sept. 24,	Sept. 26,
	2004	2003	2004	2003
Income before provision for income taxes	7	13	9	39
Income tax provision	3	4	4	15

Net income	$4	$9	$5	$24

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

     As of September 24, 2004, the Company had outstanding forward contracts to purchase £204,000 for approximately $378,000. The open contracts mature at various dates through March 15, 2005 and hedge certain forecasted inventory purchases denominated in the British Pound Sterling. The unrealized loss on the forward contracts as of September 24, 2004 was $5,000, all of which is expected to be reclassified to expense within the next 12 months. There was no gain or loss recorded in the period from hedge ineffectiveness or from forecasted transactions no longer expected to occur.

6. Net Income Per Share

     Basic earnings per share is computed by dividing net income (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted earnings per share gives effect to all potential common stock outstanding during a period, if dilutive. The following table reconciles the numerator (net income) and denominator (number of shares) used in the basic and diluted per share computations:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Sept. 24,	Sept. 26,	Sept. 24,	Sept. 26,
	2004	2003	2004	2003
(in thousands, except per share data)
Income
Income from continuing operations	$1,001	$916	$655	$2,185
Income from discontinued operations	4	9	5	24

Net income	$1,005	$925	$660	$2,209

Shares
Basic	14,227	13,899	14,195	13,826
Effect of dilutive securities	59	374	156	480

Diluted	14,286	14,273	14,351	14,306

Per share continuing operations:
Basic	$0.07	$0.07	$0.05	$0.16
Effect of dilutive securities	0.00	(0.01)	0.00	(0.01)

Diluted	$0.07	$0.06	$0.05	$0.15

Per share discontinued operations:
Basic	$0.00	$0.00	$0.00	$0.00
Effect of dilutive securities	0.00	0.00	0.00	0.00

Diluted	$0.00	$0.00	$0.00	$0.00

Per share net income
Basic	$0.07	$0.07	$0.05	$0.16
Effect of dilutive securities	0.00	(0.01)	0.00	(0.01)

Diluted	$0.07	$0.06	$0.05	$0.15

     As of September 24, 2004, options to purchase 1,952,004 shares of common stock were considered anti-dilutive because the respective exercise prices were greater than the average fair market value of the common stock. As of September 26, 2003, options to purchase 892,383 shares of common stock were considered anti-dilutive because the respective exercise prices were greater than the average fair market value of the common stock.

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

     The Company provides additional proforma disclosures required by SFAS 123 as amended by SFAS 148. Had the compensation cost for the Company’s stock option and stock purchase plans been determined based on the fair market value of the options at the grant dates, as prescribed in SFAS 123, the Company’s net income and net income per share would have been as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Sept. 24,	Sept. 26,	Sept. 24,	Sept. 26,
	2004	2003	2004	2003
(in thousands, except per share data)
Net income as reported	$1,005	$925	$660	$2,209
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	527	441	1,030	870

Pro forma net income (loss)	$478	$484	$(370)	$1,339

Net income (loss) per share:
Basic
As reported	$0.07	$0.07	$0.05	$0.16
Pro forma	$0.03	$0.03	$(0.03)	$0.10
Diluted
As reported	$0.07	$0.06	$0.05	$0.15
Pro forma	$0.03	$0.03	$(0.03)	$0.09

     Such pro forma disclosure may not be representative of future compensation costs because options vest over several years and additional grants are anticipated to be made each year. The fair value of each stock option is estimated on the date of the grant using the Black-Scholes valuation model, with the following assumptions used for grants during the applicable periods:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Sept. 24,	Sept. 26,	Sept. 24,	Sept. 26,
	2004	2003	2004	2003
Stock Options:
Expected volatility	74.92%	92.26%	75.40%	92.26%
Risk free interest rate	1.60%	1.04%	1.53%	1.04%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Fair value of stock options granted (per share)	$5.10	$7.12	$5.52	$7.29
Expected life	7 Years	7 Years	7 Years	7 Years
Stock purchase rights:
Expected volatility	74.92%	92.26%	75.40%	92.26%
Risk free interest rate	1.69%	1.04%	1.69%	1.04%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Fair value of stock purchase rights (per share)	$1.13	$1.35	$1.13	$1.35
Expected life	6 Months	6 Months	6 Months	6 Months

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

8. Restructuring Accruals

     During the third quarter of fiscal year 2003, the Company recorded a restructuring charge of approximately $591,000 which included wages, severance and other related costs for two executives and two staff members whose employment was terminated as a result of the divestiture of the Company’s WellCheck testing services business. The accrual represents costs recognized pursuant to the EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring) and SAB 100, Restructuring and Impairment Charges. The restructuring accrual is included on the Company’s consolidated balance sheets as a part of accrued payroll and benefits. During the thirteen weeks ended September 24, 2004, the Company made payments of $339,000 to an employee terminated under the fiscal 2003 restructuring plan, resulting in total payments under this plan of $591,000. The plan was completed during the thirteen weeks ended September 24, 2004.

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

     A hearing was held on April 29, 2003 regarding certain procedural issues. In a judgment rendered on May 27, 2003, the Judge of Seizures of the Court of First Instance referred the complaint to the Constitutional Court before rendering a final decision. The Judge of Seizures asked the Constitutional Court to render an opinion regarding certain constitutional issues related to the trademark infringement arguments the Company raised at the hearing. Hearings in the Constitutional Court were held on July 8, 2003 and September 9, 2003. On March 24, 2004, the Constitutional Court issued its judgment which supported the Company’s claims. A hearing is scheduled for November 9, 2004 by the Judge of Seizures of the Court of First Instance to hear additional submissions.

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

10. Comprehensive Income

     The Company’s total comprehensive income was as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Sept. 24,	Sept. 26,	Sept. 24,	Sept. 26,
	2004	2003	2004	2003
Net income	$1,005	$925	$660	$2,209
Change in unrealized gain on investments, net	84	(68)	(55)	(90)
Change in future currency contracts, net	(50)	85	(41)	125

Total comprehensive income	$1,039	$942	$564	$2,244

11. Income Taxes

     For the twenty-six weeks ended September 24, 2004, the Company recorded a provision for income taxes of $418,000, primarily resulting from the decrease in the value of the net operating losses utilized from operating income in the period. For the twenty-six weeks ended September 26, 2003, the Company recorded a provision for income taxes of $1.4 million, primarily resulting from the value of net operating losses utilized from operating income in the period.

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

12. Warranties

     The Company records an accrual for estimated warranty costs when revenue is recognized. Warranty covers repair costs of the LDX Analyzer and replacement costs of defective single-use test cassettes. The warranty period for the LDX Analyzer is one year and for single-use test cassettes is the shelf-life of the product. The warranty cost of the GDX Analyzer and test cartridges are the responsibility of the vendor. The Company has processes in place to estimate accruals for warranty exposure. The processes include estimated LDX Analyzer failure rates and repair costs, known design changes, and estimated replacement rates for single-use test cassettes. Although the Company believes it has the ability to reasonably estimate warranty expenses, unforeseeable changes in factors impacting the estimate for warranty could occur and such changes could cause a material change in the Company’s warranty accrual estimate. Such a change would be recorded in the period in which the change was identified. Changes in the Company’s product warranty liability during the twenty-six weeks ended September 24, 2004 and September 26, 2003, respectively, were as follows (in thousands):

	Twenty-Six Weeks Ended
	September 24,	September 26,
	2004	2003
Balance at the beginning of the year	$314	$116
Accruals and charges for warranty for the year	431	145
Cost of repairs and replacements	(447)	(149)

Balance	$298	$112

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of federal securities laws. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under “Factors Affecting Future Operating Results” and elsewhere in this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue” or the negative of these terms or other comparable terminology. Forward-looking statements include, but are not limited to, the following statements: plans for future sales and marketing expenditures and promotional awareness programs; our growth strategy for the physician office laboratory market; our beliefs with respect to sales to distribution partners and future revenue growth; our expectation regarding future sales and marketing expenses and research and development expenses; and our expected capital expenditures. In evaluating these statements, you should specifically consider various factors, including the risks outlined under “Factors Affecting Future Operating Results.” These factors may cause our actual results to differ materially from any forward-looking statement.

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

Overview

     We are a medical diagnostic company that develops, manufactures and markets products that perform diagnostic testing at sites outside of traditional hospital and clinical laboratories to assist in the assessment of the risk of heart disease, diabetes and certain liver diseases and in the monitoring of therapy to treat those diseases. Our products are sold worldwide. Our primary market is the U. S.

physician laboratory market, which consists of approximately 104,000 sites that are registered with the Centers for Medicare & Medicaid Services (“CMS”), approximately 49,000 of which are registered to perform only tests that have been waived under the Clinical Laboratory Improvement Amendments (“CLIA”). In the thirteen weeks ended September 24, 2004 and first twenty-six weeks of fiscal 2005, sales of our products to the physician office laboratory market represented 55% and 49% of our revenue, respectively.

     Our corporate headquarters is located in Hayward, California. All of our manufacturing, research, regulatory and administrative activities are conducted at this location. We sell our products through a worldwide network of over 85 distributors. We have 20 regional sales managers who coordinate and work with our distribution partners to identify and promote sales of our products. We also employ 17 field technical service representatives who are responsible for field customer service and customer retention initiatives within our existing installed base of products.

     In September 2004, we announced that our second liver enzyme test, Aspartate Aminotransferase (“AST”) had begun shipping. . The AST test runs on the Cholestech LDX System, in conjunction with our Alanine Aminotransferase (“ALT”) test. This new product is the only ALT/AST Liver Panel waived under the federal government’s CLIA; all other AST tests must be performed in complex “non-waived” laboratories. This panel is our first step toward a four test liver panel for the physician office laboratory market.

     In fiscal 2004, our revenue growth was driven primarily by sales of our products to the physician office laboratory market, which increased 17% over fiscal year 2003 and represented 54% of our total revenue, up from 50% of total revenue in fiscal year 2003. Given the expected continued growth in the number of CLIA waived physician office labs and in our estimated installed base of LDX Analyzers, we plan to devote a majority of our sales and marketing expenditures toward increasing both our penetration of this market and the utilization of single-use disposable cassettes by our existing end user physician customers. In fiscal year 2005, we began various promotional awareness programs and other initiatives to enhance the sales of our cassette products, which currently represent 80% of our revenue. We expect that the introduction and continued development of products which can be used on our existing LDX platform or another platform that could be CLIA waived and can be sold to our installed base will be an important component of our growth strategy in the physician office laboratory market.

     In the second quarter of fiscal 2005, revenue of $13.5 million was slightly higher than revenue of $13.4 million in the prior year quarter and 42% higher over the prior quarter. We believe that sales to our distribution partners are now normalized with sales to end-users due to the elimination of all quarter end discounts. As a result, we expect revenue for the last thirty-nine weeks of the fiscal year to grow in excess of 10% over the same period last year.

Changes to Previously Announced Fiscal 2005 Second Quarter Results

     On October 20, 2004, we announced our fiscal 2005 second quarter results. Subsequent to that date, in light of ongoing contract interpretation discussions with Roche Diagnostics GmbH (“Roche”), we adjusted our estimate of certain royalty payments to Roche made or accrued during the thirteen weeks ended September 24, 2004 pursuant to a license agreement that we entered into in connection with the settlement of all existing patent litigation between the parties. As a result, we have modified our previously announced fiscal 2005 second quarter results to increase costs of sales for the thirteen and twenty-six weeks ended September 24, 2004 by $177,000 and to decrease our net income by $107,000 and diluted net income per common share by $0.01.

     Set forth below is a reconciliation of our reported results from our October 20, 2004 press release to amounts reported in this Quarterly Report on Form 10-Q which reflects the adjustment (in thousands, except per share amounts):

	Previously	Increase	Reported in
	Announced	(Decrease)	Quarterly Report
Cost of goods sold	$5,547	$177	$5,724
Operating income	1,772	(177)	1,595
Net income	1,112	(107)	1,005
Net income per diluted share	$0.08	$(0.01)	$0.07

Results of Operations

     The following table sets forth our results of operations (in thousands) expressed as a percentage of total revenue. Our historical operating results are not necessarily indicative of the results for any future period.

	Thirteen Weeks Ended
	September 24, 2004		September 26, 2003
					Amount of	Percent
		% of		% of	Increase	Increase
	Amount	sales	Amount	sales	(Decrease)	(Decrease)
Revenue	$13,537	100%	$13,357	100%	$180	1%
Cost of goods sold	5,724	42	5,617	42	107	2

Gross profit	7,813	58	7,740	58	73	1

Operating expenses
Sales and marketing	2,856	21	3,072	23	(216)	(7)
Research and development	972	7	765	6	207	27
General and administrative	2,390	18	2,031	15	359	18
Other operating costs	—	—	250	2	(250)	(100)
Litigation and other related	—	—	310	2	(310)	(100)

Total operating expenses	6,218	46	6,428	48	(210)	(3)

Income from operations	1,595	12	1,312	10	283	22
Interest and other income	45	—	44	—	1	2
Provision for income taxes	639	5	440	3	199	45

Income from continuing operations	1,001	7	916	7	85	9

Gain from discontinued operations	4	—	9	—	(5)	(56)

Net income	$1,005	7%	$925	7%	$80	9%

	Twenty-Six Weeks Ended
	September 24, 2004		September 26, 2003
					Amount of	Percent
		% of		% of	Increase	Increase
	Amount	sales	Amount	sales	(Decrease)	(Decrease)
Revenue	$23,090	100%	$27,071	100%	$(3,981)	(15)%
Cost of goods sold	9,728	42	11,162	41	(1,434)	(13)

Gross profit	13,362	58	15,909	59	(2,547)	(16)

Operating expenses
Sales and marketing	5,640	25	6,077	23	(437)	(7)
Research and development	1,874	8	1,606	6	268	17
General and administrative	4,833	21	4,173	15	660	16
Other operating costs	—	—	250	1	(250)	(100)
Litigation and other related	—	—	430	2	(430)	(100)

Total operating expenses	12,347	54	12,536	47	(189)	(2)

Income from operations	1,015	4	3,373	12	(2,358)	(70)
Interest and other income	58	—	209	1	(151)	(72)
Provision for income taxes	418	1	1,397	5	(979)	(70)

Income from continuing operations	655	3	2,185	8	(1,530)	(70)

Gain from discontinued operations	5	—	24	—	(19)	(79)

Net income (loss)	$660	3%	$2,209	8%	$(1,549)	70%

Thirteen weeks ended September 24, 2004 and September 26, 2003
and
Twenty–Six weeks ended September 24, 2004 and September 26, 2003

     Revenue. For the thirteen weeks ended September 24, 2004, revenue increased $180,000, or 1%, to $13.5 million from $13.4 million for the thirteen weeks ended September 26, 2003. The increase in revenue is primarily attributable to sales of single-use test cassettes which increased $599,000, or 6%, from $10.7 million for the thirteen weeks ended September 26, 2003 to $11.3 million for the thirteen weeks ended September 24, 2004. The increase was related to domestic sales of single-use test cassettes. Revenue from sales of our LDX analyzer decreased $65,000, or 7%, to $904,000 for the thirteen weeks ended September 24, 2004 from $969,000 for the thirteen weeks ended September 26, 2003. However, placements of LDX analyzers, including sales and promotional units increased by 14% for the thirteen weeks ended September 24, 2004 compared to the thirteen weeks ended September 26, 2003. Revenue from sales of our GDX analyzer and related single-use test cartridges decreased $258,000, or 34%, to $502,000 for the thirteen weeks ended September 24, 2004 from $760,000 for the thirteen weeks ended September 26, 2003. It is anticipated that sales level for the GDX and related products will continue at the current rate while we focus on our lipid and pending products and business in light of pending Medicare reimbursed lipid screening. Sales of accessories decreased $96,000, or 10%, to $812,000 for the thirteen weeks ended September 24, 2004 from $907,000 for the thirteen weeks ended September 26, 2003.

     For the thirteen weeks ended September 24, 2004, domestic revenue increased $263,000, or 2%, to $11.9 million from $11.6 million for the thirteen weeks ended September 26, 2003. Most of the domestic increase related to revenue from single-use test cassettes, which increased $895,000, or 9% from $5.7 million the prior year period due to September sales for national cholesterol month. The increase related to our efforts to expand cassette utilization through end-user direct contact programs. LDX revenue decreased $366,000, or 49%, to $381,000 for the thirteen weeks ended September 24, 2004 from $747,000 for the thirteen weeks ended September 26, 2003. The revenue decline was attributable to a promotion during the quarter in which certain end-users were provided a free LDX when they purchased a predetermined number of single-use test cassettes from our distribution partners. Domestic revenue for our GDX Analyzer and related single-use test cartridges decreased $210,000, or 33%, to $435,000 for the thirteen weeks ended September 24, 2004 from $645,000 for the thirteen weeks ended September 26, 2003. The increase in the domestic market was primarily related to the physician office laboratory market, which increased $442,000, or 6%, to $7.5 million during the thirteen weeks ended September 24, 2004.

     International revenue decreased $83,000, or 5%, to approximately $1.7 million for both the thirteen weeks ended September 24, 2004 and September 26, 2003. The decrease was primarily related to a reduction of orders from pharmaceutical companies in Latin America. International revenue is primarily related pharmaceutical promotional programs which tend to occur in irregular patterns and are difficult to forecast. Most of the revenue decrease resulted from the sale of single-use test cassettes which decreased $296,000, or 25%, to $910,000 for the thirteen weeks ended September 24, 2004 from $1.2 million for the thirteen weeks ended September 26, 2003. Additionally, international revenue for our GDX and related products decreased $40,000, or 21%, to $152,000 for the thirteen weeks ended September 24, 2004 from $115,000 for the thirteen weeks ended September 26, 2003. This decrease was offset by LDX revenue which increased $300,000, or 135%, to $522,000 for the thirteen weeks ended September 24, 2004 from $222,000 for the thirteen weeks ended September 26, 2003.

     For the twenty-six weeks ended September 24, 2004, revenue decreased $4.0 million, or 15%, to $23.1 million from $27.1 million for the twenty-six weeks ended September 26, 2003. The decline was primarily due to the impact of eliminating end of quarter discounts to our distributors in the prior fiscal quarter. Sales of single-use test cassettes decreased $2.6 million, or 12%, from $21.6 million for the twenty-six weeks ended September 26, 2003 to $19.0 million for the twenty-six weeks ended September 24, 2004. Revenue for our LDX analyzer decreased $511,000, or 25%, to $1.5 million for the twenty-six weeks ended September 24, 2004 from $2.0 million for the twenty-six weeks ended September 26, 2003. The revenue decline was attributable to a promotion during the quarter in which certain end-users were provided a free LDX when they purchased a predetermined number of single-use test cassettes from our distribution partners and lower sales during the prior quarter relating to the end of quarter end discounts. Revenue for our GDX analyzer and related single-use test cartridges decreased $661,000, or 40%, to $978,000 for the twenty-six weeks ended September 24, 2004, from $1.6 million for the twenty-six weeks ended September 26, 2003. Accessories sales decreased $245,000, or 13%, to $1.6 million for the twenty-six weeks ended September 24, 2004 from $1.8 million for the twenty-six weeks ended September 26, 2003.

     For the twenty-six weeks ended September 24, 2004, domestic revenue decreased $3.8 million, or 16%, to $19.6 million from $23.4 million for the twenty-six weeks ended September 26, 2003. The decrease in revenue was primarily attributable to the discontinuance of quarter-end discounts to distributors. This resulted in a 24% revenue decrease in the physician office laboratory market, which decreased $3.6 million to $11.2 million during the twenty-six weeks ended September 24, 2004, from

$14.8 million for the twenty-six weeks ended September 26, 2003. Most of the decrease in domestic revenue related to revenue from single-use test cassettes which declined 12%. Additionally, domestic revenue for our GDX analyzer and related single-use test cartridges, decreased $552,000, or 40%, to $822,000 for the twenty-six weeks ended September 24, 2004, from $1.4 million for the twenty-six weeks ended September 26, 2003.

     International revenue decreased $207,000, or 6%, to $3.5 million for the twenty-six weeks ended September 24, 2004 from $3.7 million for the twenty-six weeks ended September 24, 2004. The decrease was primarily related to a reduction of orders from pharmaceutical companies in Latin America. International revenue is primarily related pharmaceutical promotional programs which tend to occur in irregular patterns and are difficult to forecast. Most of the decline related to the sale of single-use test cassettes which decreased $368,000, or 15%, to $2.2 million for the twenty-six weeks ended September 24, 2004 from $2.5 million for the twenty-six weeks ended September 24, 2004. This was offset by LDX revenue which increased $294,000, or 54%, to $842,000 for the thirteen weeks ended September 24, 2004 from $548,000 for the thirteen weeks ended September 26, 2003. Additionally, international revenue for our GDX and related products decreased $109,000, or 41%, to $156,000 for the twenty-six weeks ended September 24, 2004, from $265,000 for the twenty-six weeks ended September 26, 2003.

     Cost of Goods Sold. Cost of goods sold includes direct labor, direct material, overhead and royalties. Cost of goods sold increased $177,000, or 2%, to $5.7 million for the thirteen weeks ended September 24, 2004 from $5.6 million for the thirteen weeks ended September 26, 2003. Most of the increase related to royalty expense. This was offset by a shift in product mix toward more single-use cassettes which is our highest margin product and improved manufacturing efficiencies. Gross margins were 58% for both the thirteen weeks ended September 24, 2004 and September 26, 2003. Total factory spending increased $298,000, or 10%, for the thirteen weeks ended September 24, 2004 compared to the thirteen weeks ended September 26, 2003. Factory spending increased primarily due to an increase in royalty expenses, which increased $447,000 from $220,000 for the thirteen weeks ended September 26, 2003 to $667,000 for the thirteen weeks ended September 24, 2004. As a part of the settlement agreement with Roche, we agreed to pay starting in December 2003 what we believe is a reasonable ongoing royalty that is applied to only the HDL portion of cholesterol test cassettes we sell. These payments, along with any future royalty payments, are charged to cost of goods sold as incurred.

     For the twenty-six weeks ended September 24, 2004, cost of goods sold decreased $1.5 million, or 13%, to $9.7 million from $11.2 million for the twenty-six weeks ended September 26, 2003. The decrease in cost of goods sold primarily related to a decline in product shipped due to the 15% decrease in revenue. As a percentage of sales, the cost of goods sold were 42% and 41% for the twenty-six weeks ended September 24, 2004 and September 26, 2003, respectively. Factory spending increased 4% for the twenty-six weeks ended September 26, 2003, compared to the twenty-six weeks ended September 26, 2003. The increase was primarily due to royalty payments on HDL paid to Roche which increased $544,000. Additionally, warranty increased by $296,000 and depreciation increased by $131,000. This was offset by inventory scrap which decreased by $634,000 due to improvements in the manufacturing process which improved the yield during the production of single-use test cassettes.

     Sales and Marketing Expenses. Sales and marketing expenses include salaries, commissions, bonuses, travel and expenses for outside services related to marketing programs. Sales and marketing expenses decreased $216,000, or 7%, to $2.9 million for the thirteen weeks ended September 24, 2004 from $3.1 million for the thirteen weeks ended September 26, 2003. The decline was mainly attributable to decreased market research, distributor program spending samples and travel. This was partially offset by higher spending for commissions and the relocation cost for a new Vice President of Sales and Marketing. As a percent of total revenue, sales and marketing expenses decreased to 21% for the thirteen weeks ended September 24, 2004 from 23% for the thirteen weeks ended September 26, 2003. Over the balance of the fiscal year, we expect sales and marketing expenses to decline as a percentage of total revenue.

For the twenty-six weeks ended September 24, 2004, sales and marketing expenses decreased $437,000, or 7%, to $5.6 million from $6.1 million for the twenty-six weeks ended September 26, 2003. A decline in product marketing expenses including product sample, advertising and market research was the primary reason for the decrease. This was partially offset by wages, commissions and related costs. As a percent of total revenue, sales and marketing expenses increased to 24% for the twenty-six weeks ended September 24, 2004 from 22% for the twenty-six weeks ended September 26, 2003.

     Research and Development Expenses. Research and development expenses include salaries, bonuses, expenses for professional consulting services, supplies and depreciation of capital equipment. Research and development expenses increased $207,000, or 27%, to $972,000, for the thirteen weeks ended September 24, 2004 from $765,000 for the thirteen weeks ended September 26, 2003. The increase was mainly attributable to increases wages and related cost which increased $150,000. All of these increases related to increased activities in new product development, including AST, hs-CRP and direct LDL. As a percent of total revenue, research and development expenses increased to 7% for the thirteen weeks ended September 24, 2004 from 6% for the thirteen weeks ended September 26, 2003. Over the balance of the fiscal year we expect research and development expenses to remain constant or increase as a percentage of total revenue.

     For the twenty-six weeks ended September 24, 2004, research and development expenses increased $268,000, or 17%, to $1.9 million from $1.6 million for the twenty-six weeks ended September 26, 2003. The increased spending related primarily to higher headcount and associated wages, benefits and allocated facilities which were connected to in new product development. Outside consultants costs related to new product development also increased. As a percent of total revenue, research and development expenses increased to 8% for the twenty-six weeks ended September 24, 2004 from 6% for the twenty-six weeks ended September 26, 2003.

     General and Administrative Expenses. General and administrative expenses include compensation, benefits and expenses for outside professional services, including information services, legal and accounting. General and administrative expenses increased $359,000 to $2.4 million for the thirteen weeks ended September 24, 2004 from $2.0 million for the thirteen weeks ended September 26, 2003. Bonuses and other benefit costs increased $143,000 due to obtaining anticipated management goals and increased cost structure of providing benefits. Outside professional services increased by $145,000 related to higher fees for outside accounting services due to increased regulatory requirements for compliance to the Sarbanes-Oxley Act of 2002. This increase was offset by lower insurance premiums. As a percent of total revenue, general and administrative expenses increased to 18% for the thirteen weeks ended September 24, 2004 from 15% for the thirteen weeks ended September 26, 2003. Over the balance of the fiscal year we expect general and administrative expenses to remain constant or decrease slightly as a percentage of total revenue. We have reclassified legal expenses of $310,000, which in the prior year related to our settlement with Roche in connection with ongoing patent infringement litigation and were previously reported as general and administrative expense, as litigation and other related expense. This reclassification improves the comparability of general and administrative expenses for the users of our financial statements and had no impact on previously reported results of operations.

     For the twenty-six weeks ended September 24, 2004, general and administrative expenses increased $660,000, or 16%, to $4.8 million from $4.2 million for the twenty-six weeks ended September 26, 2003. This increase was primarily attributable to $376,000 increase in costs associated with outside professional services and consulting, including accounting support, which primarily related to $209,000 increase in compliance cost of the Sarbanes-Oxley Act of 2002. Additionally, bonuses and other benefit related costs increased $266,000 relating to obtaining anticipated management goals, higher benefit cost structure and increase head count. This increase was offset by lower insurance premiums including directors and officers liability insurance premiums, which decreased $193,000. As a percent of total revenue, general and administrative expenses increased to 21% for the twenty-six weeks ended September 24, 2004 from 15% for the twenty-six weeks ended September 26, 2003.

     Other Operating Costs. For the thirteen weeks and twenty-six weeks ended September 26, 2003, other operating costs were $250,000, with no corresponding cost for the thirteen weeks or twenty-six weeks ended September 24, 2004. The cost related to the write-off of an option to purchase a patent which we determined no longer had an economic value.

     Litigation and Other Related Expenses. For the thirteen weeks and twenty-six weeks ended September 26, 2003, litigation and related expenses were $310,000 and $430,000, respectively. There were no corresponding cost for the thirteen weeks and twenty-six ended September 24, 2004. These amounts related to our settlement with Roche in connection with ongoing patent infringement litigation. As a part of this settlement, we agreed to pay what we believe is a reasonable ongoing royalty that is applied to only the HDL portion of cholesterol test cassettes we sell. These payments, along with any future royalty payments, are charged to costs of good sold as they are incurred.

     Interest and Other Income, Net. Interest and other income, net, reflects income from the investment of cash balances and marketable securities, less the fees charged by financial institutions. Interest income, net of expenses, increased $1,000, or 2%, to $45,000 for the thirteen weeks ended September 24, 2004 from $44,000 for the thirteen weeks ended September 26, 2003. The increase was primarily attributable increased yield on investments. We expect income from securities investments to continue at the current rate until securities mature and the market yield on reinvested securities increase.

     Income Taxes. For the twenty-six weeks ended September 24, 2004, we recognized an income tax provision of $418,000, compared to an income tax provision of $1.4 million for the twenty-six weeks ended September 26, 2003. The effective tax rate was 39% for all periods which represents the federal tax at the statutory rate and the average state rate for all jurisdictions we are subject to income tax.

     Discontinued Operations. Discontinued operations include all revenue, cost of goods sold, compensation, benefits, travel and expenses for outside professional services, including information services and legal consulting, related to the operations of the WellCheck business, which we sold in December 2002. The net gain on discontinued operations of $4,000 for the thirteen weeks ended September 24, 2004 compared to the net gain of $9,000 for the thirteen weeks ended September 26, 2003, was primarily attributable to royalties related to TEAMS software. For the twenty-six weeks ended September 24, 2004, the net gain from discounted operations decreased $19,000 to $5,000 from $24,000 and was also attributable to royalties related to TEAMS software.

     Future contingent sales proceeds, including TEAMS royalties and payments contingent on the attainment of certain performance measures, will be recognized as earned as a component of discontinued operations.

Liquidity and Capital Resources

     Cash flow information for the twenty-six weeks ended September 24, 2004 and September 26, 2003 was as follows (in thousands):

	September 24,	September 26,
	2004	2003
Cash, cash equivalents, marketable securities and long-term investments	$26,118	$27,330

Net cash provided by operating activities	3,623	1,832
Net cash used in investing activities	(3,755)	(4,655)
Net cash provided by financing activities	922	1,437

Net increase (decrease) in cash and cash equivalents	$790	$(1,386)

     We have financed our operations primarily through the sale of equity securities, including employee stock option exercises, and net cash provided by operations. From our inception to September 24, 2004, we have raised $85.2 million in net proceeds from equity financings. In addition to these amounts, we have available a $4.0 million revolving bank line of credit agreement which was renewed in August 2004 and will expire in September 2006. While the agreement is in effect, we are required to deposit assets with a collective value, as defined in the line of credit agreement, equivalent to no less than 100% of the outstanding principal balance. Amounts outstanding under the line of credit bear interest at either our choice of 0.5% below the bank’s prime rate or 1.25% above the LIBOR rate, depending on the payment schedule. There are currently no amounts outstanding under this line of credit and as a result, there were no limitations on our deposited assets.

     Cash Provided by Operating Activities. The net cash provided by operations increased $1.8 million to $3.6 million for the twenty-six weeks ended September 24, 2004 from $1.8 million for the twenty-six weeks ended September 26, 2003. Net cash provided by operations was primarily attributable to net income of $660,000 and $1.3 million of non-cash adjustments including depreciation. A decline in working capital other than cash provided an additional $1.7 million in cash. Accounts receivables decreased by $1.8 million due to more consistent distribution of revenue within the fiscal year. Additionally Prepaid expenses and other assets declined $692,000 due to the rescheduling of annual insurance premiums to October. This was offset by increased inventory for single-use test cassettes which related to projected future demand over the balance of the fiscal year.

     For the twenty-six weeks ended September 26, 2003, net cash provided by operations was $1.8 million primarily the result of $2.2 million of net income and $2.6 million of non-cash adjustments including depreciation. This was offset by a $3.0 million increase in working capital other than cash primarily increased accounts receivable due to a larger portion of revenue late in the fiscal period. Accrued payroll and benefits declined due to the timing of payments of annual bonuses shortly after year end.

     Cash Used in Investing Activities. Investing activities resulted in the net use of $3.8 million of cash during the twenty-six weeks ending September 24, 2004. Spending on additional manufacturing equipment, facilities improvements and software accounted for $2.0 million of capital improvements, as well as a $1.8 million purchase of marketable securities during the period. Over the remainder of the current fiscal year we intend to spend approximately $1.2 million on additional capital expenditures for production equipment and other long lived assets.

     Investing activities resulted in the net use of $4.6 million of cash during the twenty-six weeks ending September 26, 2003. Spending on additional manufacturing equipment and software accounted for $2.1 million of capital improvements, as well as a $2.6 million purchase of marketable securities during the period.

     Cash Provided by Financing Activities. Cash provided by financing activities for both the twenty-six weeks ended September 24, 2004 and September 26, 2003 related to the issuance of common stock pursuant to the employee stock incentive plans. We raised $922,000 and $1.4 million from the incentive programs for the twenty-six weeks ended September 24, 2004 and September 26, 2003, respectively.

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

     Our revenue and operating results have varied significantly from quarter to quarter in the past and may continue to fluctuate in the future. As of September 24, 2004, we had an accumulated deficit of $26.4 million. Our first profitable quarter was the third quarter of fiscal year 1998, and our first profitable year was fiscal 1998. We recorded a net profit of $5.6 million for fiscal year 2002, a net profit of $4.9 million for fiscal year 2003 and a net profit of $8.7 million for fiscal year 2004. The following are some of the factors that could cause our revenue, operating results and margins to fluctuate significantly from quarter to quarter:

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

     For example, as part of our practice of providing periodic promotional incentives to our distribution partners, we have historically offered small discounts from standard distributor pricing to such partners in connection with large unit volume purchases. Throughout the course of fiscal year 2004, we experienced increasing demand by our distribution partners to purchase at such discounts toward the end of each quarter. We became increasingly concerned about the future impact on end-user pricing and the inefficiencies in our operations that result from month to month swings in shipping volume. As a result, beginning in the fourth quarter of fiscal year 2004, we decided to reduce the amount of product we sold to our distribution partners at a discount to their standard price. In both the first and second quarter of fiscal year 2005, we did not grant any quarter-end discounts to our distributions partners. This change in business practice had a negative impact on our revenue in both the fourth quarter of fiscal year 2004 and the first quarter of fiscal year 2005. If we are unable to maintain successful relationships with distributors or expand our distribution channels or we experience unexpected changes in payment terms, inventory levels or other practices by our distributors, our business will suffer.

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

In the event we are unable to satisfy regulatory requirements relating to internal controls, or if these internal controls over financial reporting are not effective, our business and our stock price could suffer.

     Section 404 of Sarbanes-Oxley requires companies to do a comprehensive and costly evaluation of their internal controls. As a result, during our fiscal year ending March 25, 2005, we will be required to perform an evaluation of our internal controls over financial reporting and have our auditor publicly attest to such evaluation. We have prepared an internal plan of action for compliance, which includes a timeline and scheduled activities with respect to preparation of such evaluation. Our efforts to comply with Section 404 and related regulations regarding our management’s required assessment of internal control over financial reporting and our independent auditors’ attestation of that assessment has required, and continues to require, the commitment of significant financial and managerial resources. While we anticipate being able to fully implement the requirements relating to internal controls and all other aspects of Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations since there is no precedent available by which to measure compliance adequacy. If we fail to timely complete this evaluation, or if our auditors cannot timely attest to our evaluation, we could be subject to regulatory investigations or sanctions, costly litigation or a loss of public confidence in our internal controls, which could have an adverse effect on our business and our stock price.

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

     We enter into forward exchange contracts to manage foreign currency exposures arising from inventory purchases and accounts payable denominated in foreign currencies. Our policy is to hedge 100% of all committed purchase contracts and a lesser percentage for forecasted purchases. As of September 24, 2004, we had outstanding forward contracts to purchase £204,000 for approximately $378,000. The open contracts mature at various dates through March 15, 2005 and hedge certain forecasted inventory purchases denominated in the British Pound Sterling. The unrealized loss on the forward contracts as of September 24, 2004 was $5,000, all of which is expected to be reclassified to expense within the next 12 months. There was no gain or loss recorded in the period from hedge ineffectiveness or from forecasted transactions no longer expected to occur. We do not enter into foreign exchange forward contracts for trading purposes. We do not expect gains or losses on these contracts to have a material impact on our financial results.

     The following table presents the future principal cash flows or amount and related weighted average interest rates expected by year for our existing cash and cash equivalents, marketable securities and long-term investments.

					Fair
Fiscal Year	2005	2006	2007	Total	Value
(in thousands)
Cash, cash equivalents	$3,292	$—	$—	$3,292	$3,292
Short-term marketable securities	$3,163	$9,220	$—	$12,383	$12,383
Weighted average interest rate	2.60%	3.37%	—	—	—
Long-term marketable securities	—	$8,835	$1,608	$10,443	$10,443
Weighted average interest rate	—	3.62%	3.01%	—	—

Qualitative Disclosures

     Our primary interest rate risk exposures relate to:

•	the available for sale securities will fall in value if market interest rates increase; and

•	the impact of interest rate movements on our ability to obtain adequate debt financing to fund future operations.

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

     Sarbanes-Oxley Section 404 Compliance. Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”) will require our company to include an internal control report from management in its Annual Report on Form 10-K for the fiscal year ending March 25, 2005 and in subsequent Annual Reports thereafter. The internal control report must include the following: (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (3) management’s assessment of the effectiveness of our internal control over financial reporting as of March 25, 2005, including a statement as to whether or not internal control over financial reporting is effective, and (4) a statement that our independent auditors have issued an attestation report on management’s assessment of internal control over financial reporting.

     Management acknowledges its responsibility for establishing and maintaining internal controls over financial reporting and seeks to continually improve those controls. In addition, in order to achieve compliance with Section 404 of the Act within the required timeframe, we have been conducting a process to document and evaluate our internal controls over financial reporting since December, 2003. In this regard, we have dedicated internal resources, engaged outside consultants and adopted a detailed work plan to: (i) assess and document the adequacy of internal control over financial reporting; (ii) take steps to improve control processes where required; (iii) validate through testing that controls are functioning as documented; and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. We believe our process for documenting, evaluating and monitoring our internal control over financial reporting is consistent with the objectives of Section 404 of the Act.

     During the first ten months of 2004, we commenced testing of our internal controls. At this time, given the risks inherent in the design and operation of internal controls over financial reporting, we can provide no assurance as to our, or our independent auditor’s conclusions at March 25, 2005 with respect to the effectiveness of our internal controls over financial reporting.

PART II — OTHER INFORMATION

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

     A hearing was held on April 29, 2003 regarding certain procedural issues. In a judgment rendered on May 27, 2003, the Judge of Seizures of the Court of First Instance referred the complaint to the Constitutional Court before rendering a final decision. The Judge of Seizures asked the Constitutional Court to render an opinion regarding certain constitutional issues related to the trademark infringement arguments we raised at the hearing. Hearings in the Constitutional Court were held on July 8, 2003 and September 9, 2003. On March 24, 2004, the Constitutional Court issued its judgment which supported our claims. A hearing is scheduled for November 9, 2004 by the Judge of Seizures of the Court of First Instance to hear additional submissions.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On August 18, 2004, we held our 2004 Annual Meeting of Shareholders in Hayward, California. The following is a brief description of each matter voted upon at the meeting and a statement of the number of votes cast for, against or withheld and the number of abstentions and the number of broker non-votes with respect to each matter.

1.	The shareholders elected the following directors:

Nominee	In Favor	Withheld
John H. Landon	13,135,896	654,223
Michael D. Casey	12,504,363	1,285,756
John L. Castello	13,104,894	685,225
Elizabeth H. Dávila	13,149,914	640,205
Stuart Heap	13,124,783	665,336
Warren E. Pinckert II	13,300,406	489,719
Larry Y. Wilson	13,138,393	651,726

2.	The shareholders ratified the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending March 25, 2005.

For 13,446,639	Against 249,883	Abstain 93,597	Broker Non-Vote 0

3.	The shareholders did not approve an amendment to our 2000 Stock Incentive Program to increase the aggregate number of shares of common stock that may be issued under such program by 675,000 to a total of 2,520,000 and did not approve the material items of the 2000 Stock Incentive Program for purposes of Section 162(m) of the Internal Revenue Code.

For 3,537,746	Against 4,076,845	Abstain 459,132	Broker Non-Vote 5,716,396

ITEM 6. EXHIBITS

10.17.10	Revolving Line of Credit Note effective September 1, 2004 by and between Wells Fargo Bank and Registrant

10.58	Transition Agreement between Registrant and William W. Burke dated July 21, 2004

31.1	Certifications of Chief Executive Officer under Rule 13a-14(a)

31.2	Certifications of Chief Financial Officer under Rule 13a-14(a)

32	Certifications of Chief Executive Officer and Chief Financial Officer under Rule 13a-14(b)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOLESTECH CORPORATION

Date: November 3, 2004	/s/ Warren E. Pinckert II

Warren E. Pinckert II
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2004	/s/ John F. Glenn

John F. Glenn
Vice President of Finance and Chief
Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
10.17.10	Revolving Line of Credit Note effective September 1, 2004 by and between Wells Fargo Bank and Registrant

10.58	Transition Agreement between Registrant and William W. Burke dated July 21, 2004

31.1	Certifications of Chief Executive Officer under Rule 13a-14(a)

31.2	Certification of Chief Financial Officer under Rule 13a-14(b)

32	Certification of Chief Executive and Chief Financial Officer under Rule 13a-14(b)