Form 10-Q
period 2004-12-24
CHOLESTECH CORPORATION
filed 2005-01-31
CIK 887227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 24, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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
Yes ☑    No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes☑   No☐

As of January 21, 2005, 14,359,485 shares of the registrant’s common stock were outstanding.

CHOLESTECH CORPORATION
INDEX

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

CHOLESTECH CORPORATION

CONDENSED BALANCE SHEETS
(in thousands)

	December 24, 2004	March 26, 2004(1)
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$4,349	$2,502
Marketable securities	15,928	11,300
Accounts receivable, net	2,978	6,038
Inventories, net	7,757	6,083
Prepaid expenses and other assets	1,755	1,715
Note receivable	50	200
Deferred tax assets	2,333	2,100

Total current assets	35,150	29,938

Property and equipment, net	8,249	8,257
Long-term investments	11,130	9,800
Long-term deferred tax assets	14,314	15,235

Total assets	$68,843	$63,230

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$4,647	$3,149
Accrued payroll and benefits	3,167	2,489
Other liabilities	268	314

Total current liabilities	8,082	5,952

Contingencies (note 9)
Shareholders’ equity:

Common stock, no par value; 25,000,000 shares authorized; 14,359,485 and 14,095,075 shares issued and outstanding at December 24, 2004 and March 26, 2004, respectively	85,621	84,286
Accumulated other comprehensive income (loss)	(42)	149
Accumulated deficit	(24,818)	(27,157)

Total shareholders’ equity	60,761	57,278

Total liabilities and shareholders’ equity	$68,843	$63,230

(1) The information in this column was derived from the Company’s audited consolidated financial statements as of the fiscal year ended March 26, 2004.

See Notes to Condensed Financial Statements

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Dec. 24,	Dec. 26,	Dec. 24,	Dec. 26,
	2004	2003	2004	2003
Revenue	$14,573	$13,363	$37,663	$40,434
Cost of goods sold	5,771	6,166	15,499	17,328

Gross profit	8,802	7,197	22,164	23,106

Operating expenses:
Sales and marketing	3,010	3,388	8,650	9,465
Research and development	1,181	754	3,055	2,360
General and administrative	2,346	2,238	7,179	6,411
Other operating costs	—	—	—	250
Litigation and other related	—	7,356	—	7,786

Total operating expenses	6,537	13,736	18,884	26,272

Income (loss) from operations	2,265	(6,539)	3,280	(3,166)
Interest and other income, net	60	62	118	271

Income (loss) before provision for income taxes	2,325	(6,477)	3,398	(2,895)

Current provision for income taxes	272	(648)	377	(290)
Deferred provision for income taxes	375	(1,878)	688	(839)

Provision (benefit) for income taxes	647	(2,526)	1,065	(1,129)

Income (loss) from continuing operations	1,678	(3,951)	2,333	(1,766)
Income from discontinued operations	1	5	6	29

Net income (loss)	$1,679	$(3,946)	$2,339	$(1,737)

Income (loss) from continuing operations per share:

Basic	$0.12	$(0.28)	$0.16	$(0.13)

Diluted	$0.12	$(0.28)	$0.16	$(0.13)

Income (loss) from discontinued operations per share:

Basic	$0.00	$0.00	$0.00	$0.00

Diluted	$0.00	$0.00	$0.00	$0.00

Net income (loss) per share:

Basic	$0.12	$(0.28)	$0.16	$(0.13)

Diluted	$0.12	$(0.28)	$0.16	$(0.13)

Shares used to compute income per share:

Basic	14,333	13,988	14,241	13,880

Diluted	14,377	13,988	14,359	13,880

See Notes to Condensed Financial Statements

CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Thirty-nine Weeks
	Ended
	Dec. 24,	Dec. 26,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$2,339	$(1,737)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,430	1,963
Change in allowance for losses on accounts receivable	(2)	72
Change in inventory reserve	(634)	160
Deferred tax asset	688	(1,288)
Changes in assets and liabilities:
Accounts receivable	3,062	(1,236)
Inventories	(1,040)	489
Note receivable	150	—
Prepaid expenses and other assets	(103)	319
Accounts payable and accrued expenses	1,498	6,884
Accrued payroll and benefits	678	608
Other liabilities	(46)	(34)

Net cash provided by operating activities	9,020	6,200

Cash flows from investing activities:
Sales and maturities of marketable securities	19,160	38,893
Purchases of marketable securities	(25,246)	(42,689)
Purchases of property and equipment	(2,422)	(2,679)

Net cash used in investing activities	(8,508)	(6,475)

Cash flows from financing activities:
Issuance of common stock	1,335	1,502

Net cash provided by financing activities	1,335	1,502

Net increase in cash and cash equivalents	1,847	1,227

Cash and cash equivalents at beginning of period	2,502	8,747

Cash and cash equivalents at end of period	$4,349	$9,974

See Notes to Condensed Financial Statements

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Interim Results

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

     The interim results are not necessarily indicative of the results of operations for the full fiscal year ending March 25, 2005.

2.	Balance Sheet Data

     The components of inventories are as follows (in thousands):

	December 24, 2004	March 26, 2004
Raw materials	$1,673	$1,954
Work-in-process	2,904	1,767
Finished goods	3,180	2,362

	$7,757	$6,083

3.	Reclassifications

     Certain financial statement items have been reclassified to conform to the current period’s format. These reclassifications had no impact on previously reported results of operations. Included in the reclassification were certain legal costs from the twenty-six weeks ended September 26, 2003 relating to the Roche patent lawsuit which was originally classified as general and administrative and were reclassified as Litigation and other related costs. Additionally, certain costs relating to shared human resources and information technology were allocated to sales and marketing, development and general and administrative expenses. These shared costs are all now classified as general and administrative costs.

4.	Sale of WellCheck

     On December 23, 2002, the Company completed the sale of certain assets and the assignment of certain obligations of its wholly owned subsidiary WellCheck. As a result of the sale, the operations of WellCheck have been accounted for as discontinued operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and Accounting Principles Board (“APB”) Opinion No. 30,

Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.

     The results of the Company’s discontinued operations for the thirteen weeks ended and thirty-nine weeks ended December 24, 2004 and December 26, 2003 (in thousands of dollars) were as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Dec. 24,	Dec. 26,	Dec. 24,	Dec. 26,
	2004	2003	2004	2003
Income before provision for income taxes	1	8	10	47
Income tax provision	—	3	4	18

Income	$1	$5	$6	$29

     Contingent sales proceeds, including TEAMS royalty and performance remuneration, is recognized as earned as a component of discontinued operations.

5.	Derivative Financial Instruments

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

     As of December 24, 2004, the Company had outstanding forward contracts to purchase £128,000 for approximately $236,000. The open contracts mature at various dates through April 15, 2005 and hedge certain forecasted inventory purchases denominated in the British Pound Sterling. The unrealized gain on the forward contracts as of December 24, 2004 was $10,000, all of which is expected to be reclassified to expense within the next 12 months. There was no gain or loss recorded in the period from hedge ineffectiveness or from forecasted transactions no longer expected to occur.

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

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Dec. 24,	Dec. 26,	Dec. 24,	Dec. 26,
	2004	2003	2004	2003
(in thousands, except per share data)
Income (loss)
Income from continuing operations	$1,678	$(3,951)	$2,333	$(1,766)
Income from discontinued operations	1	5	6	29

Net income (loss)	$1,679	$(3,946)	$2,339	$(1,737)

Shares
Basic	14,333	13,988	14,241	13,880
Effect of dilutive securities	44	—	118	—

Diluted	14,377	13,988	14,359	13,880

Per share continuing operations:
Basic	$0.12	$(0.28)	$0.16	$(0.13)
Effect of dilutive securities	0.00	0.00	0.00	0.00

Diluted	$0.12	$(0.28)	$0.16	$(0.13)

Per share discontinued operations:
Basic	$0.00	$0.00	$0.00	$0.00
Effect of dilutive securities	0.00	0.00	0.00	0.00

Diluted	$0.00	$0.00	$0.00	$0.00

Per share net income (loss)
Basic	$0.12	$(0.28)	$0.16	$(0.13)
Effect of dilutive securities	0.00	0.00	0.00	0.00

Diluted	$0.12	$(0.28)	$0.16	$(0.13)

     As of December 24, 2004, options to purchase 1,458,304 shares of common stock were considered anti-dilutive because the respective exercise prices were greater than the average fair market value of the common stock. As of December 26, 2003, options to purchase 2,237,368 shares of common stock were considered anti-dilutive because the respective exercise prices were greater than the average fair market value of the common stock.

7.	Stock-Based Compensation

     The Company accounts for its stock-based compensation plans in accordance with SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS 148”). As permitted under SFAS 148, the Company uses the intrinsic value-based method of APB No. 25, Accounting for Stock Issued to Employees (“APB 25”), to account for its employee stock-based compensation plans. Under APB 25, compensation expense is based on the difference, if any, on the date of grant between the fair value of the Company’s common shares and the exercise price of the option. Compensation costs for stock options, if any, are realized ratably over the vesting period.

     The Company provides additional proforma disclosures required by SFAS 123 as amended by SFAS 148. Had the compensation cost for the Company’s stock option and stock purchase plans been determined based on the fair market value of the options at the grant dates, as prescribed in SFAS 123, the Company’s net income and net income per share would have been as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Dec. 24,	Dec. 26,	Dec. 24,	Dec. 26,
	2004	2003	2004	2003
(in thousands, except per share data)
Net income (loss) as reported	$1,679	$(3,946)	$2,339	$(1,737)
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	733	726	2,379	2,307

Pro forma net income (loss)	$946	$(4,662)	$(40)	$(4,044)

Net income (loss) per share:
Basic
As reported	$0.12	$(0.28)	$0.16	$(0.13)
Pro forma	$0.07	$(0.33)	$0.00	$(0.29)
Diluted
As reported	$0.12	$(0.28)	$0.16	$(0.13)
Pro forma	$0.07	$(0.33)	$0.00	$(0.29)

     The pro forma information presented above for the thirteen and thirty-nine weeks ended December 26, 2003 has been revised from the information previously presented in the Company’s Form 10-Q for the period ended December 26, 2003. Such pro forma disclosure may not be representative of future compensation costs because options vest over several years and additional grants are anticipated to be made each year.

     The fair value of each stock option is estimated on the date of the grant using the Black-Scholes valuation model, with the following assumptions used for grants during the applicable periods:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Dec. 24,	Dec. 26,	Dec. 24,	Dec. 26,
	2004	2003	2004	2003
Stock Options:
Expected volatility	73.42%	90.78%	74.91%	90.78%
Risk free interest rate	1.93%	1.06%	1.64%	1.05%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Fair value of stock options granted (per share)	$4.81	$6.22	$5.31	$7.11
Expected life	7 Years	7 Years	7 Years	7 Years
Stock purchase rights:
Expected volatility	74.92%	90.78%	74.92%	90.78%
Risk free interest rate	1.69%	1.04%	1.69%	1.04%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Fair value of stock purchase rights (per share)	$1.15	$1.35	$1.15	$1.35
Expected life	6 Months	6 Months	6 Months	6 Months

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

     On March 14, 2003, the Company initiated trademark infringement proceedings against Euromedix before the President of the Commercial Court in Leuven, Belgium (No. BRK/03/00017), seeking in principle an order (i) to prohibit Euromedix from selling, stocking, importing, exporting or promoting in the European Economic Area (EEA) products that violate the Company’s trademarks, under a penalty of € 10,000 for each LDX-Analyzer sold, a penalty of € 1,000 Euros for each cassette sold contrary to the prohibition and € 25,000 Euros penalty for each publicity of advertisement; (ii) to prohibit Euromedix from using certain slogans and phrases, in combination with products associated with certain of the Company’s trademarks, in trade documents or other announcements, under a penalty of € 25,000 for each document used contrary to this prohibition; and (iii) to order the destruction of the inventory of products held by Euromedix that violate the Company’s trademarks, which have been imported into the EEA without the Company’s permission.

     A hearing was held on April 29, 2003 regarding certain procedural issues. In a judgment rendered on May 27, 2003, the Judge of Seizures of the Court of First Instance referred the complaint to the Constitutional Court before rendering a final decision. The Judge of Seizures asked the Constitutional Court to render an opinion regarding certain constitutional issues related to the trademark infringement arguments the Company raised at the hearing. Hearings in the Constitutional Court were held on July 8, 2003 and September 9, 2003. On March 24, 2004, the Constitutional Court issued its judgment which supported the Company’s claims. A hearing was scheduled for November 9, 2004 by the Judge of Seizures of the Court of First Instance to hear additional submissions. On December 21, 2004, the Judge of Seizures of the Court of First Instance decided against Euromedix’s opposition to certain procedural issues.

     On March 26, 2004, a putative class action lawsuit captioned Northshore Dermatology Center, S.C. v. Cholestech Corporation, and Does 1-10, Case No. 04CH05342, was filed in the Circuit Court of Cook County, Illinois. The Company was served with the complaint and summons on March 31, 2004. The complaint alleges that the Company violated the federal Telephone Consumer Protection Act and various Illinois state laws by sending unsolicited advertisements via facsimile transmission to residents of Illinois. The complaint seeks class certification and statutory damages of $500 to $1,500 each on behalf of a class that would include all residents of Illinois who received an unsolicited facsimile advertisement from the Company. On January 18, 2005 the parties entered into an agreement to settle all claims on behalf of a nationwide class. Under the terms of the settlement, the Company will pay $625,000 in cash to settle all claims of which $600,000 will be funded by insurance. The Company has also agreed to pay up to $50,000 for providing notice to the class and for processing claims. The settlement is subject to Court approval.

     The Company is also subject to various additional legal claims and assessments in the ordinary course of business, none of which are expected by management to result in a material adverse effect on the financial statements.

9.	Comprehensive Income (Loss)

     The Company’s total comprehensive income (loss) was as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Dec. 24,	Dec. 26,	Dec. 24,	Dec. 26,
	2004	2003	2004	2003
Net income (loss)	$1,679	$(3,946)	$2,339	$(1,737)
Change in unrealized gain on investments, net	(73)	(10)	(128)	(100)
Change in future currency contracts, net	(22)	28	(63)	153

Total comprehensive income (loss)	$1,584	$(3,928)	$2,148	$(1,684)

10. Income Taxes

     For the thirty-nine weeks ended December 24, 2004, the Company recorded a provision for income taxes of $1.1 million for an effective tax rate of 31.39%. The effective tax rate is less than the applicable federal and state tax rates due to a benefit of $195,000 relating to California manufacturers’ investment credit and research and development credit of $88,000. For the thirty-nine weeks ended December 26, 2003, the Company recorded a benefit from income taxes of $1.1 million, primarily resulting from the increase in the value of the net operating losses arising from the loss in the period.

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

     The Company records an accrual for estimated warranty costs when revenue is recognized. Warranty covers repair costs of the LDX Analyzer and replacement costs of defective single-use test cassettes. The warranty period for the LDX Analyzer is one year and for single-use test cassettes is the shelf-life of the product. The warranty cost of the GDX Analyzer is the responsibility of the vendor. The Company has processes in place to estimate accruals for warranty exposure. The processes include estimated LDX Analyzer failure rates and repair costs, known design changes, and estimated replacement rates for single-use test cassettes. Although the Company believes it has the ability to reasonably estimate warranty expenses, unforeseeable changes in factors impacting the estimate for warranty could occur and such changes could cause a material change in the Company’s warranty accrual estimate. Such a change would be recorded in the period in which the change was identified. Changes in the Company’s product warranty liability during the thirty-nine weeks ended December 24, 2004 and December 26, 2003, respectively, were as follows (in thousands)

	Thirty-nine Weeks Ended
	December 24,	December 26,
	2004	2003
Balance at the beginning of the year	$314	$116
Accruals and charges for warranty for the year	545	346
Cost of repairs and replacements	(591)	(356)

Balance	$268	$106

12.	Recent Accounting Pronouncements

     In December 2004, the FASB issued SFAS 123R, Share-Based Payment, (“SFAS 123R”). This revised standard addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. SFAS 123R will be effective for all interim or annual periods beginning after June 15, 2005. The Company will adopt this standard in June 2005 and is in the process of accessing the impact to the company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of federal securities laws. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under “Factors Affecting Future Operating Results” and elsewhere in this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue” or the negative of these terms or other comparable terminology. Forward-looking statements include, but are not limited to, the following statements: plans for future sales and marketing expenditures; factors affecting our growth strategy for the physician office laboratory market; our beliefs with respect to sales to distribution partners and future revenue growth; our expectation regarding future sales of the GDX analyzer and related products; our expense forecasts for sales and marketing, research and development and general and administrative; our expectation for securities investment income; and our expected capital expenditures. In evaluating these statements, you should specifically consider various factors, including the risks outlined under “Factors Affecting Future Operating Results.” These factors may cause our actual results to differ materially from any forward-looking statements.

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

Overview

     We are a medical diagnostic company that develops, manufactures and markets products that perform diagnostic testing at sites outside of traditional hospital and clinical laboratories to assist in the assessment of the risk of heart disease, diabetes and certain liver diseases and in the monitoring of therapy to treat those diseases. Our products are sold worldwide. Our primary market is the U. S. physician laboratory market, which consists of approximately 104,000 sites that are registered with the Centers for Medicare & Medicaid Services (“CMS”), approximately 49,000 of which are registered to perform only tests that have been waived under the Clinical Laboratory Improvement Amendments (“CLIA”). In the thirteen weeks ended December 24, 2004 and first thirty-nine weeks of fiscal 2005, sales of our products to the physician office laboratory market represented 58% and 52% of our revenue, the health promotion represented 30% and 34% of our revenue and international represented 12% and 14%, respectively.

     Our corporate headquarters are located in Hayward, California. All of our manufacturing, research, regulatory and administrative activities are conducted at this location. We sell our products through a worldwide network of over 85 distributors. We have 20 regional sales managers who coordinate and work with our distribution partners to identify and promote sales of our products. We also employ 17 field technical service representatives who are responsible for field customer service and customer retention initiatives within our existing installed base of products.

     Revenue to the physician office laboratory market increased 6% and 8% during our second and third fiscal quarters of fiscal year 2005, respectively, and was 52% of our total sales for the thirty-nine weeks ended December 24, 2004. Given the expected continued growth in the number of CLIA waived physician office laboratories and in our estimated installed base of LDX Analyzers, we plan to continue to devote a majority of our sales and marketing expenditures toward increasing both our penetration of this market and the utilization of single-use disposable cassettes by our existing end-user physician customers. During the current fiscal year we have undertaken various promotional awareness programs and other initiatives to enhance the sales of our cassette products, which currently represent 81% of our revenue. We expect that the introduction and continued development of products which can be used on our existing LDX platform or another platform that could be CLIA waived and be sold to our installed base will be an important component of our growth strategy in the physician office laboratory market.

     In the third quarter of fiscal year 2005, revenue of $14.6 million was 8% higher than the second quarter of fiscal year 2005 and 9% higher over the third quarter of fiscal year 2004. With two consecutive quarters of increasing revenue, we believe that sales to our distribution partners are now normalized and that the elimination of all quarter end discounts will no longer have an impact on our financial results. As a result, we expect revenue, in aggregate, for the second, third and fourth quarters of the fiscal year 2005 to grow in excess of 10% over the same period last year.

     Beginning in January 2005, Medicare Section 612 - Cardiovascular Screening coverage went into effect as part of the larger Medicare Prescription Drug, Improvement, and Modernization Act of 2003. All Medicare beneficiaries now have access to preventive cholesterol screening blood tests for the early detection of cardiovascular disease and all new Medicare members will be covered for an initial physical examination. Both include the use of three tests to detect early risk for cardiovascular disease, including total cholesterol, a HDL-cholesterol, and a triglycerides test, which can be ordered as a lipid panel or individually. Although we believe the new guidelines will provide us with opportunities for future growth, it is premature to predict their impact on our business.

     In December 2004, we signed a lease amendment agreement for our Hayward facility. Under the terms of the agreement, our lease has been extended by 10 years to March 31, 2017. This amendment reduces our average rent cost over the length of the lease, provides stability for our manufacturing process and avoids the expense of relocation. Our total future payments under the lease will be approximately $9.1 million. As a result of the lease extension, certain leasehold improvements have had their depreciable lives increased from the completion of the old lease to the new lease. This change in lives will result in a decline in depreciation expense of approximately $165,000 in fiscal year 2005, $495,000 in both fiscal year 2006 and fiscal year 2007.

Results of Operations

     The following table sets forth our results of operations (in thousands) expressed as a percentage of total revenue. Our historical operating results are not necessarily indicative of the results for any future period.

	Thirteen Weeks Ended
	December 24, 2004		December 26, 2003		Amount of	Percent
		% of		% of	Increase	Increase
	Amount	sales	Amount	sales	(Decrease)	(Decrease)

Revenue	$14,573	100%	$13,363	100%	$1,210	9%
Cost of goods sold	5,771	40	6,166	46	(395)	(6)

Gross profit	8,802	60	7,197	54	1,605	22

Operating expenses
Sales and marketing	3,010	21	3,388	25	(378)	(11)
Research and development	1,181	8	754	6	427	57
General and administrative	2,346	16	2,238	17	108	5
Other operating costs	—	—	—	—	—	—
Litigation and other related	—	—	7,356	55	(7,356)	(100)

Total operating expenses	6,537	45	13,736	103	(7,199)	(52)

Income (loss) from operations	2,265	16	(6,539)	(49)	8,804	(135)
Interest and other income	60	—	62	—	(2)	(3)
Provision (benefit) for income taxes	647	4	(2,526)	(19)	3,173	126

Income from continuing operations	1,678	12	(3,951)	(30)	5,629	142

Gain from discontinued operations	1	—	5	—	(4)	(80)

Net income (loss)	$1,679	12%	$(3,946)	(30)%	$5,625	(143)%

     The following table provides information regarding our revenue (in thousands) for the three markets that we sell our products to and related revenue fluctuations for each such market for the thirteen weeks ended December 24, 2004:

	Thirteen Weeks Ended
	Dec. 24,	Dec. 26,	Dollar	Percentage	Percent
REVENUE BY MARKET	2004	2003	Change	Change	of Total

Physician office laboratory	$8,396	$7,807	$589	8%	58%
Health promotion	4,362	3,669	693	19%	30%
International	1,815	1,887	(72)	(4)%	12%

TOTAL REVENUE	$14,573	$13,363	$1,210	9%	100%

     The following table sets forth our results of operations (in thousands) expressed as a percentage of total revenue. Our historical operating results are not necessarily indicative of the results for any future period.

	Thirty-nine Weeks Ended
	December 24, 2004		December 26, 2003		Amount of	Percent
		% of		% of	Increase	Increase
	Amount	sales	Amount	sales	(Decrease)	(Decrease)

Revenue	$37,663	100%	$40,434	100%	$(2,771)	(7)%
Cost of goods sold	15,499	41	17,328	43	(1,829)	(11)

Gross profit	22,164	59	23,106	57	(942)	(4)

Operating expenses
Sales and marketing	8,650	23	9,465	23	(815)	(9)
Research and development	3,055	8	2,360	6	695	29
General and administrative	7,179	19	6,411	16	768	12
Other operating costs	—	—	250	1	(250)	(100)
Litigation and other related	—	—	7,786	19	(7,786)	(100)

Total operating expenses	18,884	50	26,272	65	(7,388)	(28)

Income (loss) from operations	3,280	9	(3,166)	(8)	6,446	204
Interest and other income	118	—	271	1	(153)	(56)
Provision (benefits) for income taxes	1.065	3	(1,129)	(3)	2,194	194

Income (loss) from continuing operations	2,333	6	(1,766)	(4)	4,099	232

Gain from discontinued operations	6	—	29	—	(23)	(79)

Net income (loss)	$2,339	6%	$(1,737)	(4)%	$4,076	235%

     The following table provides information regarding our revenue (in thousands) for the three markets that we sell our products to and related revenue fluctuations for each such market for the thirty-nine ended December 24, 2004:

	Thirty-Nine Weeks
	Ended
	Dec. 24,	Dec. 26,	Dollar	Percentage	Percent
REVENUE BY MARKET	2004	2003	Change	Change	of Total

Physician office laboratory	$19,633	$22,617	$(2,984)	(13)%	52%
Health promotion	12,707	12,213	493	4%	34%
International	5,323	5,603	(280)	(5)%	14%

TOTAL REVENUE	$37,663	$40,434	$2,771	7%	100%

     Revenue. For the thirteen weeks ended December 24, 2004, revenue increased $1.2 million, or 9%, to $14.6 million from $13.4 million for the thirteen weeks ended December 26, 2003. The increase in revenue is primarily attributable to the sale of single-use test cassettes which increased $924,000, or 8%, from $11.2 million for the thirteen weeks ended December 26, 2003 to $12.2 million for the thirteen weeks ended December 24, 2004 primarily in the domestic markets. Revenue from sales of our LDX analyzer was $857,000 for the thirteen weeks ended December 24, 2004 as compared to $858,000 for the thirteen weeks ended December 26, 2003. Sales of accessories increased $318,000, or 44%, to $1.0 million for the thirteen weeks ended December 24, 2004 from $728,000 for the thirteen weeks ended December 26, 2003. Revenue from sales of our GDX analyzer and related single-use test cartridges decreased $31,000, or 6%, to $497,000 for the thirteen weeks ended December 24, 2004 from $528,000 for the thirteen weeks ended December 26, 2003. The decline in sales levels for both domestic and international GDX and related products was the result of our focus on lipid and products under development and business in light of pending Medicare reimbursement for cholesterol and diabetes screening which can be performed on the LDX. We anticipate this trend will continue at the current rate for the remainder of the fiscal year.

     For the thirteen weeks ended December 24, 2004, domestic revenue increased $1.3 million or 11%, to $12.8 million from $11.5 million for the thirteen weeks ended December 26, 2003. On October 1, 2004, we increased our domestic list price of all our LDX related products by 3%, distributed among single-use cassettes, LDX and accessories domestic revenue which increased domestic revenue by approximately $350,000. Most of the domestic increase related to revenue from single-use test cassettes, which increased $1.0 million, or 10%, from $10.0 million the prior year period. The increase related to a 10% unit volume increase due to our efforts to expand cassette utilization through end-user direct contact programs. LDX revenue decreased $124,000, or 20%, to $503,000 due to a 16% unit volume decrease for the thirteen weeks ended December 24, 2004 from $627,000 for the thirteen weeks ended December 26, 2003. LDX revenue in the third quarter of fiscal 2004 was unusually large due to discounts offered at the end of quarter. Revenue for accessories increased $222,000, or 40%, to $776,000 for the thirteen weeks ended December 24, 2004 from $554,000 for the thirteen weeks ended December 26, 2003. We expect domestic revenue for the remainder of fiscal year 2005 and fiscal year 2006 to increase due to the release of our new ALT/AST test cassette, and increased testing on our installed base due to the recently enacted Medicare reimbursement for the screening of lipids for the Medicare population. Domestic revenue for our GDX Analyzer and related single-use test cartridges increased $155,000, or 53%, to $446,000 for the thirteen weeks ended December 24, 2004 from $291,000 for the thirteen weeks ended December 26, 2003.

     International revenue decreased $72,000, or 4%, to approximately $1.8 million for the thirteen weeks ended December 24, 2004 from $1.9 million for the thirteen weeks December 26, 2003. Most of the revenue decline resulted from the sale of GDX and related products which decreased $186,000, or 78%, to $51,000 for the thirteen weeks ended December 24, 2004 from $237,000 for the thirteen weeks ended December 26, 2003. Single-use test cassettes which decreased $105,000, or 9%, to $1.1 million for the thirteen weeks ended December 24, 2004 from $1.2 million for the thirteen weeks ended December 26, 2003. This decrease was offset by LDX revenue which increased $123,000, or 53%, to $355,000 for the thirteen weeks ended December 24, 2004 from $231,000 for the thirteen weeks ended December 26, 2003. This increase related to pharmaceutical promotional programs to place LDX units in Europe. International revenue for accessories increased $96,000, or 55%, to $270,000 for the thirteen weeks ended December 24, 2004 from $174,000 for the thirteen weeks ended December 26, 2003. The overall decrease in international revenue was related to a reduction of orders from pharmaceutical companies in Latin America. International revenue is primarily related to pharmaceutical promotional programs which tend to occur in irregular patterns and are difficult to forecast. We expect the trend to continue but this will be partially offset by our increase to our international list price for LDX related products by 3% effective as of January 1, 2005.

     For the thirty-nine weeks ended December 24, 2004, revenue decreased $2.8 million, or 7%, to $37.7 million from $40.4 million for the thirty-nine weeks ended December 26, 2003. The decrease was primarily due to the impact of eliminating end of quarter discounts to our distributors. Most of the decrease related to a 13% decline in the physician office laboratory market. Sales of single-use test cassettes decreased $1.6 million, or 5%, from $32.8 million for the thirty-nine weeks ended December 26, 2003 to $31.2 million for the thirty-nine weeks ended December 24, 2004. Revenue for our LDX analyzer decreased $513,000, or 18%, to $2.4 million for the thirty-nine weeks ended December 24, 2004 from $2.9 million for the thirty-nine weeks ended December 26, 2003. The revenue decline was attributable to a promotion earlier in the year in which certain end-users were provided a free LDX when they purchased a predetermined number of single-use test cassettes from our distribution partners and lower sales during the first quarter of fiscal year 2005 related to the end of quarter end discounts to distribution partners. Revenue for our GDX analyzer and related single-use test cartridges decreased $692,000, or 32%, to $1.5 million for the thirty-nine weeks ended December 24, 2004, from $2.2 million for the thirty-nine weeks ended December 26, 2003. Accessories sales increased $72,000, or 3%, to approximately $2.6 million for both the thirty-nine weeks ended December 24, 2004 and the thirty-nine weeks ended December 26, 2003. The decline in GDX and related product revenue related to our decision to de-emphasize those products in order to focus on our lipid and products under development and business in light of Medicare reimbursement for cholesterol and diabetes screening which can be performed on the LDX.

     For the thirty-nine weeks ended December 24, 2004, domestic revenue decreased $2.4 million, or 7%, to $32.4 million from $34.8 million for the thirty-nine weeks ended December 26, 2003. The decrease in revenue was primarily attributable to the elimination of end of quarter discounts to distributors. This resulted in a 13% total revenue decrease in the physician office laboratory market, which decreased $3.0 million to $19.6 million during the thirty-nine weeks ended December 24, 2004, from $22.6 million for the thirty-nine weeks ended December 26, 2003. Most of the decrease in domestic revenue related to revenue from single-use test cassettes which declined $1.1 million, or 4%, to $27.9 million for the thirty-nine weeks ended December 24, 2004 from $29.0 million for the thirty-nine weeks ended December 26, 2003. Revenue for the LDX analyzer decreased by $931,000, or 44%, to $1.2 million for the thirty-nine weeks ended December 24, 2004 form $2.1 million for the thirty-nine weeks ended December 26, 2003. Additionally, domestic revenue for our GDX analyzer and related single-use test cartridges, decreased $397,000, or 24%, to $1.3 million for the thirty-nine weeks ended December 24, 2004, from $1.7 million for the thirty-nine weeks ended December 26, 2003. The overall domestic revenue decline was attributable to lower sales during the first quarter of fiscal year 2005 due to the end of quarter end discounts to distribution partners and a promotion earlier in the year in which certain end-users were provided a free LDX when they purchased a predetermined number of single-use test cassettes from our distribution partners. The decline in GDX and related product revenue related to our decision to de-emphasize those products in order to focus on our lipid and pending products and business in light of Medicare reimbursement for cholesterol and diabetes screening which can be performed on the LDX.

     International revenue decreased $279,000, or 5%, to $5.3 million for the thirty-nine weeks ended December 24, 2004 from $5.6 million for the thirty-nine weeks ended December 26, 2003. The decrease was primarily related to a reduction of orders from pharmaceutical companies in Latin America. International revenue is primarily related pharmaceutical promotional programs which tend to occur in irregular patterns and are difficult to forecast. Most of the decline related to the sale of single-use test cassettes which decreased $474,000, or 13%, to $3.3 million for the thirty-nine weeks ended December 24, 2004 from $3.8 million for the thirty-nine weeks ended December 26, 2003. This was offset by LDX revenue which increased $418,000, or 54%, to $1.2 million for the thirty-nine weeks ended December 24, 2004 from $779,000 for the thirty-nine weeks ended December 26, 2003. Additionally, international revenue for our GDX and related products decreased $296,000, or 59%, to $207,000 for the thirty-nine weeks ended December 24, 2004, from $503,000 for the thirty-nine weeks ended December 26, 2003. International revenue is primarily related to pharmaceutical promotional programs which tend to occur in irregular patterns and are difficult to forecast.

     Cost of Goods Sold. Cost of goods sold includes direct labor, direct material, overhead and royalties. Cost of goods sold decreased $395,000, or 6%, to $5.8 million for the thirteen weeks ended December 24, 2004 from $6.2 million for the thirteen weeks ended December 26, 2003. Most of the decrease related to factory spending which decreased $207,000, or 5%, for the thirteen weeks ended December 24, 2004 compared to the thirteen weeks ended December 26, 2003. A shift in product mix to more single-use test cassette content further reduced cost of goods sold by $131,000. In addition, the improvements in factory efficiencies reduced cost of goods sold by $58,000. Gross margins were 60% and 54% for the thirteen weeks ended December 24, 2004 and December 26, 2003. Reduced factory spending and increased factory efficiencies improved gross margin by 3%. A 3% price increase for domestic LDX and related products, effective as of October 1, 2004, increased gross margin by approximately $350,000, or 2%. The balance of the improvement in gross margin related to a shift in product mix towards our single-use test cassettes, which are our highest margin products and improved production efficiencies.

     The factory spending decrease was primarily due to material scrap, which decreased $378,000 from $565,000 for the thirteen weeks ended December 26, 2003 to $187,000 for the thirteen weeks ended December 24, 2004, as a result of improvements in factory process controls. Wages and other related costs decreased by $145,000 due to reductions in overtime for the thirteen weeks ended December 24, 2004, compared to the thirteen weeks ended December 26, 2003. Additionally, repairs and maintenance costs decreased by $52,000 compared to the prior year. Royalty spending increased by $208,000, or 56%, due to the agreement with Roche relating to HDL products. As a part of the settlement agreement with Roche, we agreed to pay starting in December 2003 what we believe is a reasonable ongoing royalty that is applied to only the HDL portion of cholesterol test cassettes we sell. These payments, along with any future royalty payments, are charged to cost of goods sold as incurred.

     For the thirty-nine weeks ended December 24, 2004, cost of goods sold decreased $1.8 million, or 11%, to $15.5 million from $17.3 million for the thirty-nine weeks ended December 26, 2003. The decrease in cost of goods sold primarily related to a decline in product shipped due to the 7% decrease in revenue. As a percentage of sales, the gross margins were 59% and 57% for the thirty-nine weeks ended December 24, 2004 and December 26, 2003, respectively. The improvement in gross margin related to the shift in product mix toward single-use cassettes, which are our highest margin products. Factory spending increased 1% for the thirty-nine weeks ended December 24, 2004, compared to the thirty-nine weeks ended December 26, 2003. The increase was primarily due to royalty payments on HDL paid to Roche which increased $751,000. Additionally, warranty increased by $352,000 and depreciation increased by $131,000. This was offset by inventory scrap which decreased by $1.0 million due to improvements in the manufacturing process which improved the yield during the production of single-use test cassettes.

     Sales and Marketing Expenses. Sales and marketing expenses include salaries, commissions, bonuses, travel and expenses for outside services related to marketing programs. Sales and marketing expenses decreased $378,000, or 11%, to $3.0 million for the thirteen weeks ended December 24, 2004 from $3.4 million for the thirteen weeks ended December 26, 2003. The decline was mainly attributable to $261,000 decrease in wages and related spending, which was the result of a revision to the commission plan from the prior year. This was offset by increased wages for telemarketing programs. Additionally travel decreased $69,000 and package delivery charges decreased $64,000. As a percent of total revenue, sales and marketing expenses decreased to 21% for the thirteen weeks ended December 24, 2004 from 25% for the thirteen weeks ended December 26, 2003. Over the balance of the fiscal year, we expect sales and marketing expenses to remain constant or slightly decline as a percentage of total revenue.

     For the thirty-nine weeks ended December 24, 2004, sales and marketing expenses decreased $815,000, or 9%, to $8.7 million from $9.5 million for the thirty-nine weeks ended December 26, 2003. A decline of $915,000 in product marketing expenses including product sample, advertising and market research was the primary reason for the decrease. Additionally, travel costs decreased by $275,000. This was partially offset by wages, commissions and related costs which increased by $255,000 and employee costs, including recruiting and relocation, which increased by $91,000. As a percent of total revenue, sales and marketing expenses were 23% for both the thirty-nine weeks ended December 24, 2004 and the thirty-nine weeks ended December 26, 2003.

     Research and Development Expenses. Research and development expenses include salaries, bonuses, professional consulting service expenses, supplies and depreciation of capital equipment. Research and development expenses increased $427,000, or 57%, to $1.2 million, for the thirteen weeks ended December 24, 2004 from $754,000 for the thirteen weeks ended December 26, 2003. The increase was mainly attributable to higher wages and related cost which increased $223,000. Material used in the development of new products increased by $78,000, cost related to new product labeling increased $58,000, and employee costs relating to head count additions increased $29,000. All of these increases related to increased activities in new product development, including AST, hs-CRP, lipid profile with ALT and direct LDL. As a percent of total revenue, research and development expenses increased to 8% for the thirteen weeks ended December 24, 2004 from 6% for the thirteen weeks ended December 26, 2003. Over the balance of the fiscal year we expect research and development expenses to remain constant or increase as a percentage of total revenue.

     For the thirty-nine weeks ended December 24, 2004, research and development expenses increased $695,000, or 29%, to $3.1 million from $2.4 million for the thirty-nine weeks ended December 26, 2003. The increased spending related primarily to higher headcount and associated wages, benefits and allocated facilities which were connected to new product development. Outside consultants costs related to new product development also increased. As a percent of total revenue, research and development expenses increased to 8% for the thirty-nine weeks ended December 24, 2004 from 6% for the thirty-nine weeks ended December 26, 2003.

     General and Administrative Expenses. General and administrative expenses include compensation, benefits and expenses for outside professional services, including information services, legal and accounting. General and administrative expenses increased $108,000 to $2.3 million for the thirteen weeks ended December 24, 2004 from $2.2 million for the thirteen weeks ended December 26, 2003. Outside professional services increased by $269,000 related to higher fees for outside accounting services primarily due to increased regulatory requirements for compliance to the Sarbanes-Oxley Act of 2002. Additionally, wages and related costs increased $193,000, due to increased staffing and benefits costs. This increase was offset by lower insurance premiums primarily for directors and officers insurance. As a percent of total revenue, general and administrative expenses decreased to 16% for the thirteen weeks ended December 24, 2004 from 17% for the thirteen weeks ended December 26, 2003. Over the balance of the fiscal year we expect general and administrative expenses to remain constant or decrease slightly as a percentage of total revenue.

     For the thirty-nine weeks ended December 24, 2004, general and administrative expenses increased $768,000, or 12%, to $7.2 million from $6.4 million for the thirty-nine weeks ended December 26, 2003. This increase was primarily attributable to $491,000 increase in costs associated with outside professional services and consulting, including accounting support, which primarily related to $470,000 increase in compliance cost for the Sarbanes-Oxley Act of 2002. Additionally, bonuses and other benefit related costs increased $566,000 relating to obtaining anticipated management goals, higher benefit cost structure and increased head count. This increase was offset by lower insurance premiums including directors and officers liability insurance premiums, which decreased $386,000. As a percent of total revenue, general and administrative expenses increased to 19% for the thirty-nine weeks ended December 24, 2004 from 16% for the thirty-nine weeks ended December 26, 2003.

     Other Operating Costs. For the thirteen weeks and thirty-nine weeks ended December 26, 2003, other operating costs were $250,000, with no corresponding costs for the thirteen weeks or thirty-nine weeks ended December 24, 2004. This cost related to the write-off of an option to purchase a patent which we determined no longer had an economic value.

     Litigation and Other Related Expenses. For the thirteen weeks and thirty-nine weeks ended December 26, 2003, litigation and related expenses were $7.4 million and $7.8 million, respectively. There were no corresponding costs for the thirteen weeks and thirty-nine weeks ended December 24, 2004. These amounts related to our settlement with Roche in connection with ongoing patent infringement litigation. As a part of this settlement, we agreed to pay what we believe is a reasonable ongoing royalty that is applied to only the HDL portion of cholesterol test cassettes we sell. These payments, along with any future royalty payments, are charged to costs of good sold as they are incurred.

     Interest and Other Income, Net. Interest and other income, net, reflects income from the investment of cash balances and marketable securities, less the fees charged by financial institutions. Interest income, net of expenses, decreased $2,000, or 3%, to $60,000 for the thirteen weeks ended December 24, 2004 from $62,000 for the thirteen weeks ended December 26, 2003. We expect income from securities investments to continue at the current rate until securities mature and the market yield on reinvested securities increase.

     For the thirty-nine weeks ended December 24, 2004 interest income, net of expenses, decreased $153,000, or 56%, to $118,000 from $271,000 for the thirty-nine weeks ended December 26, 2003. Most of the decrease related to the gain and loss from the sale of securities. For the thirty-nine weeks ended December 24, 2004 we recorded a loss of $9,000, compared to a gain of $127 for the thirty-nine weeks ended December 26, 2003.

     Income Taxes. For the thirty-nine weeks ended December 24, 2004, the Company recorded a provision for income taxes of $1.1 million for an effective tax rate of 31.39%. The effective tax rate is less than the applicable federal and state tax rates due to a benefit of $195,000 relating to California manufacturers’ investment credit and research and development credit of $88,000. For the thirty-nine weeks ended December 26, 2003, the Company recorded a benefit from income taxes of $1.1 million, primarily resulting from the increase in the value of the net operating losses arising from the loss in the period.

     Discontinued Operations. Discontinued operations include all revenue, cost of goods sold, compensation, benefits, travel and expenses for outside professional services, including information services and legal consulting, related to the operations of the WellCheck business, which we sold in December 2002. The net gain on discontinued operations of $1,000 for the thirteen weeks ended December 24, 2004 compared to the net gain of $5,000 for the thirteen weeks ended December 26, 2003, was primarily attributable to royalties related to TEAMS software. For the thirty-nine weeks ended December 24, 2004, the net gain from discounted operations decreased $23,000 to $6,000 from $29,000 and was also attributable to royalties related to TEAMS software.

     Future contingent sales proceeds, including TEAMS royalties and payments contingent on the attainment of certain performance measures, will be recognized as earned as a component of discontinued operations.

Liquidity and Capital Resources

     Cash flow information for the thirty-nine weeks ended December 24, 2004 and December 26, 2003 was as follows (in thousands):

	December 24,	December 26,
	2004	2003
Cash, cash equivalents, marketable securities and long-term investments	$31,407	$31,157

Net cash provided by operating activities	9,020	6,200
Net cash used in investing activities	(8,508)	(6,475)
Net cash provided by financing activities	1,335	1,502

Net increase in cash and cash equivalents	$1,847	$1,227

     We have financed our operations primarily through the sale of equity securities, including employee stock option exercises, and net cash provided by operations. From our inception to December 24, 2004, we have raised $85.6 million in net proceeds from equity financings. In addition to these amounts, we have available a $4.0 million revolving bank line of credit agreement which was renewed in August 2004 and will expire in September 2006. While the agreement is in effect, we are required to deposit assets with a collective value, as defined in the line of credit agreement, equivalent to no less than 100% of the outstanding principal balance. Amounts outstanding under the line of credit bear interest at either our choice of 0.5% below the bank’s prime rate or 1.25% above the LIBOR rate, depending on the payment schedule. There are currently no amounts outstanding under this line of credit and as a result, there were no limitations on our deposited assets.

     Cash Provided by Operating Activities. The net cash provided by operations increased $2.8 million to $9.0 million for the thirty-nine weeks ended December 24, 2004 from $6.2 million for the thirty-nine weeks ended December 26, 2003. Net cash provided by operations was primarily attributable to net income of $2.3 million and $2.5 million of non-cash adjustments including depreciation. A decline in working capital, other than cash, provided an additional $4.1 million in cash. Accounts receivables decreased by $3.1 million due to more consistent distribution of revenue within the fiscal year brought about by ending discounts at the end of the quarter. Additionally prepaid expenses and other assets declined $103,000, due to a reduction in prepaid insurance premiums. This was offset by $1.0 million inventory increase for single-use test cassettes which related to projected future demand over the balance of the fiscal year.

     For the thirty-nine weeks ended December 26, 2003, net cash provided by operations was $6.2 million due to a $6.9 million increase in accounts payable, relating to the settlement of the Roche lawsuit. Payroll and other benefit liabilities increased by $608,000. Inventory decrease by $489,000 and prepaid expenses and other assets decreased by $319,000. This was offset $1.7 million of net loss, less $907,000 of non-cash adjustments, including depreciation and a decrease in deferred tax asset. Additionally, accounts receivable increased by $1.2 million due to a larger portion of revenue late in the third quarter of fiscal year 2004.

     Cash Used in Investing Activities. Investing activities resulted in the net use of $8.5 million of cash during the thirty-nine weeks ended December 24, 2004. Spending on additional manufacturing equipment, facilities improvements and software accounted for $2.4 million of capital improvements, as well as a $6.1 million purchase of marketable securities during the period. Over the remainder of the current fiscal year, we intend to spend approximately $1.5 million on additional capital expenditures for production equipment and other long lived assets.

     Investing activities resulted in the net use of $6.5 million of cash during the thirty-nine weeks ended December 26, 2003. Spending on additional manufacturing equipment and software accounted for $2.7 million of capital improvements, as well as a $3.8 million purchase of marketable securities during the period.

     Cash Provided by Financing Activities. Cash provided by financing activities for both the thirty-nine weeks ended December 24, 2004 and December 26, 2003 related to the issuance of common stock pursuant to employee stock incentive plans. We raised $1.3 million and $1.5 million from the incentive programs for the thirty-nine weeks ended December 24, 2004 and December 26, 2003, respectively.

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

Revenue Recognition

     We recognize revenue from product sales when there is pervasive evidence that an arrangement exists, title has transferred to our customers, the price is fixed and determinable and collection is reasonably assured. Provisions for discounts to customers, returns are recorded as a reduction of revenue and provided for in the same period that the related product sales are recorded based upon analyses of historical discounts and returns. We recognize revenue associated with services upon completion of the services to be performed under contract when all obligations are satisfied, and collection is reasonably assured. If all conditions to recognize revenue are not met, we are required to defer revenue recognition.

     We have made no other changes to the disclosure of our critical accounting policies from those described in our most recent Annual Report on Form 10-K. For a description of critical accounting policies, please refer to the Annual Report on Form 10-K for the fiscal year ended March 26, 2004.

Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 123R, Share-Based Payment, (“SFAS 123R”). This revised standard addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. SFAS 123R will be effective for all interim or annual periods beginning after June 15, 2005. We will adopt this standard in June 2005 and are in the process of accessing the impact to our company.

     In November 2004, FASB issued SFAS No. 151 Inventory Costs—An Amendment of ARB No. 43. SFAS clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This standard will be effective for all fiscal years beginning after June 15, 2005. We will adopt this standard in our fiscal year beginning April 1, 2006 and do not anticipate the adoption of this standard will have a material impact on our financial statements.

Factors Affecting Future Operating Results

     We have a history of fluctuating operating results, which may result in the market price of our common stock declining.

     Our revenue and operating results have varied significantly from quarter to quarter in the past and may continue to fluctuate in the future. As of December 24, 2004, we had an accumulated deficit of $24.8 million. Our first profitable quarter was the third quarter of fiscal year 1998, and our first profitable year was fiscal 1998. We recorded a net profit of $5.6 million for fiscal year 2002, a net profit of $4.9 million for fiscal year 2003 and a net profit of $8.7 million for fiscal year 2004. The following are some of the factors that could cause our revenue, operating results and margins to fluctuate significantly from quarter to quarter:

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

Our stock price is likely to continue to be volatile, which could result in substantial losses for investors

     The market price of our common stock has in the past been, and in the future is likely to be, highly volatile. For example, between March 28, 2003 and March 26, 2004, the price of our common stock, as reported on the NASDAQ National Market System, has ranged from a low of $6.20 to a high of $12.89. These fluctuations could result in substantial losses for investors. Our stock price may fluctuate for a number of reasons including:

•	quarterly variations in our operating results;

•	litigation or threat of litigation;

•	developments in or disputes regarding patent or other proprietary rights;

•	announcements of technological or competitive developments by us and our competitors;

•	regulatory developments regarding us or our competitors;

•	changes in the current structure of the healthcare financing and payment systems;

•	our failure to achieve, or changes in, financial estimates by securities analysts and comments or opinions about us by;

•	securities analysts or major shareholders;

•	stock market price and volume fluctuations, which have particularly affected the market prices for medical products and high technology companies and which are often been unrelated to the operating performance of such companies; and

•	general economic, political and market conditions.

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

     For example, as part of our practice of providing periodic promotional incentives to our distribution partners, we have historically offered small discounts from standard distributor pricing to such partners in connection with large unit volume purchases. Throughout the course of fiscal year 2004, we experienced increasing demand by our distribution partners to purchase at such discounts toward the end of each quarter. We became increasingly concerned about the future impact on end-user pricing and the inefficiencies in our operations that result from month to month swings in shipping volume. As a result, beginning in the fourth quarter of fiscal year 2004, we decided to reduce the amount of product we sold to our distribution partners at a discount to their standard price. In the first, second and third quarters of fiscal year 2005, we did not grant any quarter-end discounts to our distributions partners. This change in business practice had a negative impact on our revenue in both the fourth quarter of fiscal year 2004 and the first quarter of fiscal year 2005. If we are unable to maintain successful relationships with distributors or expand our distribution channels or we experience unexpected changes in payment terms, inventory levels or other practices by our distributors, our business will suffer.

We may be unable to accurately predict future sales through our distributors, which could harm our ability to efficiently manage our internal resources to match market demand

     Our product sales are primarily made through our network of over 85 domestic and international distributors. As a result, our financial results, quarterly product sales, trends and comparisons are affected by fluctuations in the buying patterns of end-user customers and our distributors, and by the changes in inventory levels of our products held by these distributors. We have only limited visibility over the inventory levels of our products held by our domestic and international distributors. While we attempt to assist our distributors in maintaining targeted stocking level of our products, we may not consistently be accurate or successful. This process involves the exercise of judgment and use of assumptions as to future uncertainties including end-user customer demand, and the reaction of our distributors to our current quarterly pricing policy. Consequently, actual results could differ from our estimates. Inventory levels of our products held by our distributors may exceed or fall below the levels we consider desirable on a going-forward basis, which may harm our financial results due to unexpected buying patterns of our distributors or our ability to efficiently manage or invest in internal resources, such as manufacturing and shipping capacity, to meet the actual demand for our products.

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

     The LDX Analyzer, our total cholesterol, high density lipoproteins, triglycerides and glucose tests in any combination, our ALT and AST test cassettes, the GDX Analyzer and A1C test cartridges have been classified as waived from the application of many of the requirements under the CLIA. We believe this waived classification is critical for our products to be successful in their domestic markets. Any failure of our new tests to obtain waived status under the CLIA will severely limit our ability to commercialize such tests. Loss of waived status for existing diagnostic products or failure to obtain waived status for new products could limit our revenue from sales of such products, which would severely harm our business.

We may face fines or our manufacturing facilities could be closed if we fail to comply with manufacturing and environmental regulations

     Our manufacturing processes and, in certain instances, those of our contract manufacturers, are subject to stringent federal, state and local regulations governing the use, generation, manufacture, storage, handling and disposal of certain materials and wastes. Failure to comply with present or future regulations could result in many things, including warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of approvals and criminal prosecution. Any of these developments could harm our business. We and our contract manufacturers are also subject to federal, state and foreign regulations regarding the manufacture of healthcare products and diagnostic devices, including:

•	Quality System Regulations, which requires manufacturers to be in compliance with Food and Drug Administration regulations;

•	EN46001/ ISO9001/ ISO13485 requirements, which is an industry standard for maintaining and assuring conformance to quality standards; and

•	Medical Device Directive, 98/79/EC-1988 and other foreign regulations and state and local health, safety and environmental regulations, which include testing, control and documentation requirements.

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

     We enter into forward exchange contracts to manage foreign currency exposures arising from inventory purchases and accounts payable denominated in foreign currencies. Our policy is to hedge 100% of all committed purchase contracts and a lesser percentage for forecasted purchases. As of December 24, 2004, we had outstanding forward contracts to purchase £204,000 for approximately $378,000. The open contracts mature at various dates through March 15, 2005 and hedge certain forecasted inventory purchases denominated in the British Pound Sterling. The unrealized loss on the forward contracts as of December 24, 2004 was $5,000, all of which is expected to be reclassified to expense within the next 12 months. There was no gain or loss recorded in the period from hedge ineffectiveness or from forecasted transactions no longer expected to occur. We do not enter into foreign exchange forward contracts for trading purposes. We do not expect gains or losses on these contracts to have a material impact on our financial results.

     The following table presents the future principal cash flows or amount and related weighted average interest rates expected by year for our existing cash and cash equivalents, marketable securities and long-term investments.

					Fair
Fiscal Year	2005	2006	2007	Total	Value
(in thousands)
Cash, cash equivalents	$4,349	$—	$—	$4,349	$4,349
Short-term marketable securities	$5,560	$14,716	$—	$20,276	$20,276
Weighted average interest rate	2.65%	3.31%	—	—	—
Long-term marketable securities	—	$4,652	$6,477	$11,129	$11,129
Weighted average interest rate	—	4.16%	3.39%	—	—

Qualitative Disclosures

     Our primary interest rate risk exposures relate to:

•	the available for sale securities will fall in value if market interest rates increase; and

•	the impact of interest rate movements on our ability to obtain adequate debt financing to fund future operations.

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

     Management acknowledges its responsibility for establishing and maintaining internal controls over financial reporting and seeks to continually improve those controls. In addition, in order to achieve compliance with Section 404 of the Act within the required timeframe, we have been conducting a process to document and evaluate our internal controls over financial reporting since December 2003. In this regard, we have dedicated internal resources, engaged outside consultants and adopted a detailed work plan to: (i) assess and document the adequacy of internal control over financial reporting; (ii) take steps to improve control processes where required; (iii) validate through testing that controls are functioning as documented; and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. We believe our process for documenting, evaluating and monitoring our internal control over financial reporting is consistent with the objectives of Section 404 of the Act.

     During the calendar year 2004, we commenced testing of our internal controls. At this time, given the risks inherent in the design and operation of internal controls over financial reporting, we can provide no assurance as to our, or our independent registered public accounting firm’s conclusions at March 25, 2005 with respect to the effectiveness of our internal controls over financial reporting.

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

     On March 14, 2003, we initiated trademark infringement proceedings against Euromedix before the President of the Commercial Court in Leuven, Belgium (No. BRK/03/00017), seeking in principle an order (i) to prohibit Euromedix from selling, stocking, importing, exporting or promoting in the European Economic Area (EEA) products that violate our trademarks, under a penalty of €10,000 for each LDX Analyzer sold, a penalty of €1,000 for each cassette sold contrary to the prohibition and a €25,000 penalty for each publicity of advertisement for such products; (ii) to prohibit Euromedix from using certain slogans and phrases, in combination with products associated with certain of our trademarks, in trade documents or other announcements, under a penalty of €25,000 for each document used contrary to this prohibition; and (iii) to order the destruction of the inventory of products held by Euromedix that violate our trademarks, which have been imported into the EEA without our permission.

     A hearing was held on April 29, 2003 regarding certain procedural issues. In a judgment rendered on May 27, 2003, the Judge of Seizures of the Court of First Instance referred the complaint to the Constitutional Court before rendering a final decision. The Judge of Seizures asked the Constitutional Court to render an opinion regarding certain constitutional issues related to the trademark infringement arguments we raised at the hearing. Hearings in the Constitutional Court were held on July 8, 2003 and September 9, 2003. On March 24, 2004, the Constitutional Court issued its judgment which supported our claims. A hearing was scheduled for November 9, 2004 by the Judge of Seizures of the Court of First Instance to hear additional submissions. On December 21, 2004, the Judge of Seizures of the Court of First Instance decided against Euromedix’s opposition to certain procedural issues.

     On March 26, 2004, a putative class action lawsuit captioned Northshore Dermatology Center, S.C. v. Cholestech Corporation, and Does 1-10, Case No. 04CH05342, was filed in the Circuit Court of Cook County, Illinois. We were served with the complaint and summons on March 31, 2004. The complaint alleges that we violated the federal Telephone Consumer Protection Act and various Illinois state laws by sending unsolicited advertisements via facsimile transmission to residents of Illinois. The complaint seeks class certification and statutory damages of $500 to $1,500 each on behalf of a class that would include all residents of Illinois who received an unsolicited facsimile advertisement from us. On January 18, 2005 the parties entered into an agreement to settle all claims on behalf of a nationwide class. Under the terms of the settlement, we will pay $625,000 in cash to settle all claims, $600,000 of which will be funded by insurance. We had also agreed to pay up to $50,000 for providing notice to the class and for processing claims. The settlement is subject to Court approval.

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

CHOLESTECH CORPORATION

Date: January 31, 2004	/s/ Warren E. Pinckert II
Warren E. Pinckert II President and Chief Executive Officer (Principal Executive Officer)

Date: January 31, 2004	/s/ John F. Glenn
John F. Glenn Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certifications of Chief Executive Officer under Rule 13a-14(a)

31.2	Certification of Chief Financial Officer under Rule 13a-14(b)

32	Certification of Chief Executive and Chief Financial Officer under Rule 13a-14(b)