Form 10-Q
period 2005-06-24
CHOLESTECH CORPORATION
filed 2005-08-03
CIK 887227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 24, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
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
Yes ☑ No ☐
As of June 24, 2005, 14,688,602 shares of the registrant’s common stock were outstanding.

CHOLESTECH CORPORATION
INDEX

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED FINANCIAL STATEMENTS
CHOLESTECH CORPORATION
CONDENSED BALANCE SHEETS
(in thousands, except per share data)

	June 24, 2005	March 25, 2005(1)
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$5,331	$4,304
Marketable securities	20,389	19,574
Accounts receivable, net	4,128	4,651
Inventories, net	8,718	8,356
Prepaid expenses and other assets	1,562	1,889
Deferred tax assets	809	2,333

Total current assets	40,937	41,107

Property and equipment, net	8,367	8,176
Long-term marketable securities	8,961	9,590
Long-term deferred tax assets	15,800	15,248

Total assets	$74,065	$74,121

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$3,258	$4,259
Accrued payroll and benefits	1,979	2,984
Other liabilities	252	286

Total current liabilities	5,489	7,529

Contingencies (note 6)
Shareholders’ equity:
Common stock, no par value; 25,000,000 shares authorized; 14,688,602 and 14,614,914 shares issued and outstanding at June 24, 2005 and March 25, 2005, respectively	92,056	91,681
Accumulated other comprehensive income	(50)	(116)
Deferred compensation	(290)	(241)
Accumulated deficit	(23,140)	(24,732)

Total shareholders’ equity	68,576	66,592

Total liabilities and shareholders’ equity	$74,065	$74,121

(1)	The information in this column was derived from the Company’s audited consolidated financial statements as of the fiscal year ended March 25, 2005.
See Notes to Condensed Financial Statements

CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended
	June 24,	June 25,
	2005	2004
Revenue	$15,065	$9,553
Cost of revenue	5,472	4,004

Gross profit	9,593	5,549

Operating expenses:
Sales and marketing	3,312	2,784
Research and development	1,067	902
General and administrative	2,755	2,443

Total operating expenses	7,134	6,129

Income (loss) from operations	2,459	(580)

Interest and other income, net	133	15

Income (loss) before provision for income taxes	2,592	(565)

Provision (benefit) for income taxes	1,000	(220)

Net income (loss)	1,592	$(345)

Net income (loss) per share:

Basic	$0.11	$(0.02)

Diluted	$0.11	$(0.02)

Shares used to compute income per share:

Basic	14,618	14,163

Diluted	14,913	14,163

See Notes to Condensed Financial Statements

CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Thirteen Weeks Ended
	June 24,	June 25,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$1,592	$(345)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	686	749
Stock-based compensation	25	—
Change in allowance for losses on accounts receivable	(44)	(37)
Change in inventory reserve	(115)	(599)
Deferred tax asset	972	(170)
Changes in assets and liabilities:
Accounts receivable	567	2,791
Inventories	(247)	(880)
Notes receivable	—	50
Prepaid expenses and other assets	327	558
Accounts payable and accrued expenses	(1,001)	110
Accrued payroll and benefits	(1,005)	127
Other liabilities	(34)	(41)

Net cash provided by operating activities	1,723	2,313

Cash flows from investing activities:
Sales and maturities of marketable securities	6,710	5,087
Purchases of marketable securities	(6,830)	(6,810)
Purchases of property and equipment	(877)	(965)

Net cash used in investing activities	(997)	(2,688)

Cash flows from financing activities:
Issuance of common stock	301	649

Net cash provided by financing activities	301	649

Net increase in cash and cash equivalents	1,027	274

Cash and cash equivalents at beginning of period	4,304	2,502

Cash and cash equivalents at end of period	$5,331	$2,776

See Notes to Condensed Financial Statements

NOTES TO CONDENSED FINANCIAL STATEMENTS
1.	Interim Results
     The interim unaudited financial information of Cholestech Corporation (the “Company”) is prepared in conformity with accounting principles generally accepted in the United States of America. The financial information included herein has been prepared by management, without audit by an independent registered public accounting firm, and should be read in conjunction with the audited consolidated financial statements contained in the Annual Report on Form 10-K for the fiscal year ended March 25, 2005. The information furnished includes all adjustments and accruals consisting only of normal recurring accrual adjustments that are, in the opinion of management, necessary for a fair presentation of results for the interim periods. Certain information or footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.
     The interim results are not necessarily indicative of the results of operations for the full fiscal year ending March 31, 2006.
2.	Balance Sheet Data
     The components of inventories are as follows (in thousands), net:

	June 24, 2005	March 25, 2005
Raw materials	$2,524	$2,277
Work-in-process	2,116	2,395
Finished goods	4,078	3,684

	$8,718	$8,356

3.	Reclassifications
     Certain financial statement items have been reclassified to conform to the current period’s presentation. These reclassifications had no impact on previously reported results of operations.

4.	Net Income (Loss) Per Share
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

	Thirteen Weeks Ended
	June 24,	June 25,
(in thousands, except per share data)	2005	2004
Net income (loss)	$1,592	$(345)

Shares
Basic	14,618	14,163
Effect of dilutive securities	295	—

Diluted	14,913	14,163

Per share net income (loss)
Basic	$0.11	$(0.02)
Effect of dilutive securities	0.00	0.00

Diluted	$0.11	$(0.02)

     As of June 24, 2005, options to purchase 704,163 shares of common stock were considered anti-dilutive because the respective exercise prices were greater than the average fair market value of the common stock. As of June 25, 2004, options to purchase 2,255,488 shares of common stock were considered anti-dilutive because the respective exercise prices were greater than the average fair market value of the common stock.
5.	Stock-Based Compensation
     The Company accounts for its stock-based compensation plans in accordance with SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS 148”). As permitted under SFAS 148, the Company uses the intrinsic value-based method of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), to account for its employee stock-based compensation plans. Under APB 25, compensation expense is based on the difference, if any, on the date of grant between the fair value of the Company’s common shares and the exercise price of the option. Compensation costs for stock options, if any, are realized ratably over the vesting period. During the thirteen week period ended June 24, 2005, deferred compensation charged to operations related to restricted stock was $25,000.
     The Company provides additional proforma disclosures required by SFAS 123 as amended by SFAS 148. Had the compensation cost for the Company’s stock option and stock purchase plans been determined based on the fair market value of the options at the grant dates, as prescribed in SFAS 123, the Company’s net income (loss) and net income (loss) per share would have been as follows:

	Thirteen Weeks Ended
	June 24,	June 25,
(in thousands, except per share data)	2005	2004
Net income (loss) as reported	$1,592	$(345)
Add: Stock-based employee compensation expense included in reported net income, net of tax	15	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	683	842

Pro forma net income (loss)	$924	$(1,187)

Net income (loss) per share:
Basic
As reported	$0.11	$(0.02)
Pro forma	$0.06	$(0.08)
Diluted
As reported	$0.11	$(0.02)
Pro forma	$0.06	$(0.08)
     The pro forma information presented above for the thirteen weeks ended June 25, 2004 has been revised from the information previously presented in the Company’s Form 10-Q for the period ended June 25, 2004. Such pro forma disclosure may not be representative of future compensation costs because options vest over several years and additional grants are anticipated to be made each year.
     The fair value of each stock option is estimated on the date of the grant using the Black-Scholes valuation model, with the following weighted-average assumptions used for grants during the applicable periods:

	Thirteen Weeks Ended
	June 24,	June 25,
	2005	2004
Risk free interest rate	3.73%	1.42%
Expected life	4.5 Years	7 Years
Expected volatility	65.0%	76.3%
Dividend yield	0.0%	0.0%
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

6.	Contingencies
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
     On March 14, 2003, the Company initiated trademark infringement proceedings against Euromedix before the President of the Commercial Court in Leuven, Belgium (No. BRK/03/00017), seeking in principle an order (i) to prohibit Euromedix from selling, stocking, importing, exporting or promoting in the European Economic Area (EEA) products that violate the Company’s trademarks, under a penalty of €10,000 for each LDX Analyzer sold, a penalty of €1,000 for each cassette sold contrary to the prohibition and a €25,000 penalty for each publicity of advertisement for such products; (ii) to prohibit Euromedix from using certain slogans and phrases, in combination with products associated with certain of the Company’s trademarks, in trade documents or other announcements, under a penalty of €25,000 for each document used contrary to this prohibition; and (iii) to order the destruction of the inventory of products held by Euromedix that violate the Company’s trademarks, which have been imported into the EEA without the Company’s permission.
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
     After the decisions of the Judge of Seizures of the Court of First Instance, the Company filed requests for a procedural calendar in the three trademark infringement proceedings against Euromedix of which two are pending before the President of the Commercial Court of Leuven and one before the Commercial Court of Leuven. Both parties have exchanged submissions. All three cases have been pleaded at a hearing on June 21, 2005 and have been taken into deliberation. A judgment has not yet been rendered.
     Euromedix has filed a request for a procedural calendar in the case pending before the Commercial Court of Leuven regarding the termination of the business relationship on July 11, 2002. The Company has filed submissions and will file additional submissions by August 18, 2005. The case is set for pleadings at a hearing on November 8, 2005.

     On March 26, 2004, a putative class action lawsuit captioned Northshore Dermatology Center, S.C. v. Cholestech Corporation, and Does 1-10, Case No. 04CH05342, was filed in the Circuit Court of Cook County, Illinois. The Company was served with the complaint and summons on March 31, 2004. The complaint alleged that the Company violated the federal Telephone Consumer Protection Act and various Illinois state laws by sending unsolicited advertisements via facsimile transmission to residents of Illinois. The complaint sought class certification and statutory damages of $500 to $1,500 each on behalf of a class that would include all residents of Illinois who received an unsolicited facsimile advertisement from the Company. On January 18, 2005 the parties entered into an agreement to settle all claims on behalf of a nationwide class. Under the terms of the settlement, the Company paid $625,000 in cash to settle all claims, $600,000 of which was funded by insurance. The Company also agreed to pay up to $50,000 for providing notice to the class and for processing claims. The Court gave final approval to the settlement on July 11, 2005, and a final accounting is scheduled for November 2005.
     The Company is also subject to various additional legal claims and assessments in the ordinary course of business, none of which are expected by management to result in a material adverse effect on the financial statements.
7.	Comprehensive Income (Loss)
     The Company’s total comprehensive income (loss) was as follows (in thousands):

	Thirteen Weeks Ended
	June 24,	June 25,
	2005	2004
Net income (loss)	$1,592	$(345)
Change in unrealized gain on investments, net	(66)	(139)
Change in future currency contracts	—	9

Total comprehensive income (loss)	$1,526	$(475)

8.	Income Taxes
     For the thirteen weeks ended June 24, 2005, the Company recorded a provision for income taxes of $1 million for an effective tax rate of 39%. For the thirteen weeks ended June 25, 2004, the Company recorded a benefit for income taxes of $220,000, primarily resulting from the increase in the value of the net operating loss arising from the loss in the period.
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

9.	Warranties
     The Company records an accrual for estimated warranty costs when revenue is recognized. Warranty covers repair costs of the LDX Analyzer and replacement costs of defective single-use test cassettes. The warranty period for the LDX Analyzer is one year and for single use test cassettes is the shelf-life of the product. The warranty cost of the GDX Analyzer and test cartridges are the responsibility of the vendor. The Company has processes in place to estimate accruals for warranty exposure. The processes include estimated LDX Analyzer failure rates and repair costs, known design changes, and estimated replacement rates for single use test cassettes. Although the Company believes it has the ability to reasonably estimate warranty expenses, unforeseeable changes in factors impacting the estimate for warranty could occur and such changes could cause a material change in the Company’s warranty accrual estimate. Such a change would be recorded in the period in which the change was identified. Changes in the Company’s product warranty liability during the thirteen weeks ended June 24, 2005 and June 25, 2004, respectively, were as follows (in thousands):

	Thirteen Weeks Ended
	June 24,	June 25,
	2005	2004
Balance at the beginning of the year	$286	$314
Accruals and charges for warranty for the period	79	188
Cost of repairs and replacements	(114)	(229)

Balance	$251	$273

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of federal securities laws. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under “Factors Affecting Future Operating Results” and elsewhere in this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue” or the negative of these terms or other comparable terminology. Forward-looking statements include, but are not limited to, the following statements: recent significant developments that may have an impact on our company; anticipated future sales and marketing, research and development and general and administrative expenditures; anticipated income from cash and marketable securities and expected capital expenditures. In evaluating these statements, you should specifically consider various factors, including the risks outlined under “Factors Affecting Future Operating Results”. These factors may cause our actual results to differ materially from any forward-looking statement.

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
     The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.
Overview
     We are a leading provider of diagnostic tools and information for immediate risk assessment and therapeutic monitoring of heart disease and diabetes. We currently manufacture the LDX® System (the “LDX System”), which includes the LDX Analyzer and a variety of single-use test cassettes and market the LDX System in the United States, Canada, Europe, Asia, Australia and Latin America. The LDX System, which is waived under the Clinical Laboratory Improvement Amendments (“CLIA”), allows healthcare providers to perform individual tests or combinations of tests with a single drop of blood from a fingerstick within five minutes. Our current products measure and monitor blood cholesterol, related lipids, glucose and liver function, and are used to test patients at risk of or suffering from heart disease, diabetes and liver disease. The LDX System can also provide the Framingham Risk Assessment from the patient’s results as measured on the lipid profile cassette. In the first thirteen weeks of fiscal year 2006, revenue from sales of the LDX Analyzer and single use test cassettes represented over 97% of our revenue.
     Our corporate headquarters is located in Hayward, California. All of our manufacturing, research, regulatory and administrative activities are conducted at this location. We sell our products through a worldwide network of over 85 distributors. We have 23 regional sales managers who coordinate and work with our distribution partners to identify and promote sales of our products. We also employ 18 field technical service representatives who are responsible for field customer service and customer retention initiatives within our existing installed base of products.
     We have experienced recent significant developments that may have an impact on our company, including the following:
•	In June 2005, we announced that we had been granted a patent by the U.S. Patent Office (6,881,581) and the European Patent Office (EP 1,329,724) for a new method of measuring HDL in human blood. We believe that this patent provides a very different approach than those of other existing patents describing the measurement of HDL and that this patent also permits the development of the Cholestech LDX Lipid Profile/Alanine Amino-transferase (“Lipid/ALT”) cassette by preventing the interference of the HDL chemistry with the ALT assay on the same cassette.

•	In June 2005, we announced that the Cholestech LDX® System has been certified by the Cholesterol Reference Method Laboratory Network (“CRMLN”). This certification validates that the system consistently meets the gold standard for accuracy and reproducibility developed by the Centers for Disease Control and Prevention (“CDC”) for the measurement of total cholesterol and HDL cholesterol consistent with National Cholesterol Education Program (“NCEP”) analytical goals.

Results of Operations
     The following table sets forth our results of operations (in thousands) expressed as a percentage of total revenue. Our historical operating results are not necessarily indicative of the results for any future period.

	Thirteen Weeks Ended
	June 24, 2005		June 25, 2004
					Amount of	Percent
		% of		% of	Increase	Increase
	Amount	sales	Amount	sales	(Decrease)	(Decrease)

Revenue	$15,065	100%	$9,553	100%	$5,512	58%
Cost of revenue	5,472	36	4,004	42	1,468	37

Gross profit	9,593	64	5,549	58	4,044	73

Operating expenses
Sales and marketing	3,312	22	2,784	29	528	19
Research and development	1,067	7	902	9	165	18
General and administrative	2,755	18	2,443	26	312	13

Total operating expenses	7,134	47	6,129	64	1,005	16

Income (loss) from operations	2,459	16	(580)	(6)	3,039	524
Interest and other income	133	1	15	—	118	787
Provision (benefit) for income taxes	1,000	7	(220)	(2)	1,220	555

Net income (loss)	$1,592	11%	$(345)	(4)%	$1,937	561%

Thirteen weeks ended June 24, 2005 and June 25, 2004
     Revenue. For the thirteen weeks ended June 24, 2005, revenue increased $5.5 million, or 58%, to $15.1 million from $9.6 million for the thirteen weeks ended June 25, 2004. Revenue in the prior year was significantly impacted by the Company’s decision to eliminate quarter-end discounts on large volume purchases by its distribution partners. Sales of single use test cassettes increased $5.2 million, or 68%, from $7.7 million for the thirteen weeks ended June 25, 2004 to $12.9 million for the thirteen weeks ended June 24, 2005. Revenue from sales of our LDX analyzer decreased $41,000, or 7%, to $577,000 for the thirteen weeks ended June 24, 2005 from $618,000 for the thirteen weeks ended June 25, 2004. Revenue from sales of our GDX analyzer and related products remained fairly consistent at $422,000 for the thirteen weeks ended June 24, 2005 compared to $475,000 for the thirteen weeks ended June 25, 2004.
     For the thirteen weeks ended June 24, 2005, domestic revenue increased $5.3 million, or 69%, to $13.0 million from $7.7 million for the thirteen weeks ended June 25, 2004. Most of the domestic increase related to revenue from single use test cassettes, which increased 77% or $4.9 million from the prior year period. Domestic LDX revenue increased $151,000, or 51%, to $448,000 for the thirteen weeks ended June 24, 2005 from $297,000 for the thirteen weeks ended June 25, 2004. Domestic revenue for our GDX Analyzer and related single use test cartridges decreased $27,000, or 7%, to $361,000 for the thirteen weeks ended June 24, 2005 from $388,000 for the thirteen weeks ended June 25, 2004.

     International revenue increased $166,000, or 9%, to $2.0 million for the thirteen weeks ended June 24, 2005 from $1.9 million for the thirteen weeks ended June 25, 2004. The revenue increase resulted from the sale of single use test cassettes which increased $328,000, or 25%, to $1.6 million for the thirteen weeks ended June 24, 2005 compared to $1.3 million for the thirteen weeks ended June 25, 2004. This was offset by a $191,000 decrease in international LDX revenue during the same period. Additionally, international revenue for our GDX and related single use test cartridges decreased $27,000, or 30%, to $62,000 for the thirteen weeks ended June 24, 2005 from $89,000 for the thirteen weeks ended June 25, 2004.
     Cost of Revenue. Cost of revenue includes direct labor, direct material, overhead and royalties. Cost of revenue increased $1.5 million, or 37%, to $5.5 million for the thirteen weeks ended June 24, 2005 from $4.0 million for the thirteen weeks ended June 25, 2004. Most of the increase related to increased unit volume of products sold. Gross margins were 64% and 58% for the thirteen weeks ended June 24, 200 and June 25, 2004, respectively. The improvement in gross margin was driven by an increase in the average selling price of products in the LDX analyzer business and increase in test cassette volume. During the thirteen weeks ended June 24, 2005, 86% of revenue was derived from cassette sales compared to 80% for the thirteen weeks ended June 25, 2004.
     Sales and Marketing Expenses. Sales and marketing expenses include salaries, commissions, bonuses, travel and expenses for outside services related to marketing programs. Sales and marketing expenses increased $528,000, or 19%, to $3.3 million for the thirteen weeks ended June 24, 2005 from $2.8 million for the thirteen weeks ended June 25, 2004. The increase was mainly attributable to increased headcount, higher commissions and trade show participation. As a percent of total revenue, sales and marketing expenses decreased to 22% for the thirteen weeks ended June 24, 2005 from 29% for the thirteen weeks ended June 25, 2004. Over the balance of the fiscal year, we expect sales and marketing expenses to remain consistent with first quarter levels as a percentage of total revenue.
     Research and Development Expenses. Research and development expenses include salaries, bonuses, expenses for professional consulting services, supplies and depreciation of capital equipment. Research and development expenses increased $165,000, or 18%, to $1.1 million for the thirteen weeks ended June 24, 2005 from $902,000 for the thirteen weeks ended June 25, 2004. The increase was mainly attributable to an increase in headcount relating to the development of new products. As a percent of total revenue, research and development expenses decreased to 7% for the thirteen weeks ended June 24, 2005 from 9% for the thirteen weeks ended June 25, 2004. Over the balance of the fiscal year, we expect research and development expenses to further increase as a percentage of total revenue as we prepare new products for the marketplace.
     General and Administrative Expenses. General and administrative expenses include compensation, benefits and expenses for outside professional services, including information services, legal and accounting. General and administrative expenses increased $312,000, or 13%, to $2.7 million for the thirteen weeks ended June 24, 2005 from $2.4 million for the thirteen weeks ended June 25, 2004. The increase was mainly attributable to an increase in headcount and higher fees for outside professional services and consulting, including legal and accounting, due to costs of compliance activities related to the Sarbanes-Oxley Act of 2002. These increases were partially offset by lower insurance premiums and decreased recruiting fees. As a percent of total revenue, general and administrative expenses decreased to 18% for the thirteen weeks ended June 24, 2005 from 26% for the thirteen weeks ended June 25, 2004. Over the balance of the fiscal year, we expect general and administrative expenses to remain consistent with first quarter levels.

     Interest and Other Income, Net. Interest and other income, net, reflects income from the investment of cash balances and marketable securities, less the fees charged by financial institutions. Interest income, net of expenses, increased $118,000, or 787%, to $133,000 for the thirteen weeks ended June 24, 2005 from $15,000 for the thirteen weeks ended June 25, 2004. The increase was primarily attributable an increase in cash and marketable securities and interest rates from the prior year.
     Income Taxes. For the thirteen weeks ended June 24, 2005, we recognized a provision for income taxes of $1 million, compared to an income tax benefit of $220,000 for the thirteen weeks ended June 25, 2004. The provision was related to the pretax income of $2.6 million.
Liquidity and Capital Resources
     Cash flow information for the thirteen weeks ended June 24, 2005 and June 25, 2004 was as follows (in thousands):

	June 24,	June 25,
	2005	2004
Cash, cash equivalents, marketable securities and long-term investments	$34,681	$25,460

Net cash provided by operating activities	1,723	2,313
Net cash used in investing activities	(997)	(2,688)
Net cash provided by financing activities	301	649

Net increase in cash and cash equivalents	$1,027	$274

     We have financed our operations primarily through the sale of equity securities, including employee stock option exercises, and net cash provided by operations. From our inception to June 24, 2005, we have raised $87.6 million in net proceeds from equity financings. In addition to these amounts, we have available a $4.0 million revolving bank line of credit agreement which was renewed in September 2004 and will expire in September 2006. While the agreement is in effect, we are required to deposit assets with a collective value, as defined in the line of credit agreement, equivalent to no less than 100% of the outstanding principal balance. Amounts outstanding under the line of credit bear interest at either our choice of 0.5% below the bank’s prime rate or 1.75% above the LIBOR rate, depending on the payment schedule. There are currently no amounts outstanding under this line of credit and as a result, there were no limitations on our deposited assets.
     Cash Provided by Operating Activities. The net cash provided by operations of $1.7 million for the thirteen weeks ended June 24, 2005 was primarily attributable to net income of $1.6 million and $1.5 million of non-cash adjustments including depreciation. A $1.4 million increase in working capital, other than cash, resulted from decreases in accounts payable and accrued liabilities, accrued payroll and benefits, and other liabilities. Accounts receivable and prepaid and other current assets also decreased $894,000 which was offset by a $247,000 increase in inventories.

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
     Cash Provided by (Used in) Investing Activities. Investing activities resulted in the net use of $1.0 million of cash during the thirteen weeks ended June 24, 2005. Spending on additional manufacturing equipment, facilities improvements and software accounted for $877,000 of capital improvements, as well as a $120,000 purchase of marketable securities during the period. Over the remainder of the current fiscal year, we intend to spend approximately $3.7 million on additional capital expenditures for production equipment and other long lived assets.
     Investing activities resulted in the net use of $2.7 million of cash during the thirteen weeks ending June 25, 2004. Spending on additional manufacturing equipment and software accounted for $965,000 of capital improvements and we made a $1.7 million purchase of marketable securities during the period.
     Cash Provided by Financing Activities. Cash provided by financing activities for both the thirteen weeks ended June 24, 2005 and June 25, 2004 related to the issuance of common stock pursuant to the employee stock incentive plans. We raised $301,000 and $695,000 from the incentive programs for the thirteen weeks ended June 24, 2005 and June 25, 2004, respectively.
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
     We have made no changes to our critical accounting policies from those described in our most recent Annual Report on Form 10-K. For a description of critical accounting policies, please refer to the Annual Report on Form 10-K for the fiscal year ended March 25, 2005.
Recent Accounting Pronouncements
     We reviewed the current accounting literature and determined there are no recent pronouncements that will have a material impact on our financial statements.

Factors Affecting Future Operating Results
We have a history of operating losses and fluctuating operating results, which may result in the market price of our common stock declining
     Our revenue and operating results have varied significantly from quarter to quarter in the past and may continue to fluctuate in the future. As of June 24, 2005, we had an accumulated deficit of $23.1 million. We recorded a net profit of $4.9 million for fiscal year 2003, a net profit of $8.7 million for fiscal year 2004, and a net profit of $4.1 million for fiscal year 2005. The following are some of the factors that could cause our revenue, operating results and margins to fluctuate significantly from quarter to quarter:
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
Our stock price has been highly volatile and is likely to continue to be volatile, which could result in substantial losses for investors
     The market price of our common stock has in the past been, and in the future is likely to be, highly volatile. For example, between June 25, 2004 and June 24, 2005, the price of our common stock, as reported on the NASDAQ National Market System, has ranged from a low of $6.39 to a high of $13.20. These fluctuations could result in substantial losses for investors. Our stock price may fluctuate for a number of reasons including:
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
     Our LDX System, including the LDX Analyzer and single use test cassettes, currently accounts for substantially all of the revenue of our business. If this revenue does not grow, our overall business will be severely harmed. In addition, we have limited experience marketing and distributing the GDX System, and it is uncertain whether this product will achieve broad market acceptance in our target markets and generate significant revenue in the future. For us to increase revenue, sustain profitability and maintain positive cash flows from operations, the LDX System and the GDX System must continue to and begin to gain market acceptance among healthcare providers, particularly physician office laboratories. We have made only limited sales of the LDX System to physician office laboratories to date relative to the size of the available market. Factors that could prevent broad market acceptance of the LDX System and the GDX System include:
•	low levels of awareness of the availability of our technology in both the physician and other customer groups;

•	the availability and pricing of other testing alternatives;

•	a decrease in the amount of reimbursement for performing tests on the LDX System and the GDX System;

•	many managed care organizations have contracts with laboratories, which require participating or employed physicians to send patient specimens to contracted laboratories; and

•	physicians are under growing pressure by Medicare and other third-party payors to limit their testing to “medically necessary” tests.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative Disclosures
For quantitative and qualitative disclosures about market risk affecting us, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended March 25, 2005, which is incorporated herein by reference. Our exposure to market risk has not changed materially since March 25, 2005.
ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of June 24, 2005 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
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
     On March 14, 2003, the Company initiated trademark infringement proceedings against Euromedix before the President of the Commercial Court in Leuven, Belgium (No. BRK/03/00017), seeking in principle an order (i) to prohibit Euromedix from selling, stocking, importing, exporting or promoting in the European Economic Area (EEA) products that violate the Company’s trademarks, under a penalty of €10,000 for each LDX Analyzer sold, a penalty of €1,000 for each cassette sold contrary to the prohibition and a €25,000 penalty for each publicity of advertisement for such products; (ii) to prohibit Euromedix from using certain slogans and phrases, in combination with products associated with certain of the Company’s trademarks, in trade documents or other announcements, under a penalty of €25,000 for each document used contrary to this prohibition; and (iii) to order the destruction of the inventory of products held by Euromedix that violate the Company’s trademarks, which have been imported into the EEA without the Company’s permission.
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
     After the decisions of the Judge of Seizures of the Court of First Instance, the Company filed requests for a procedural calendar in the three trademark infringement proceedings against Euromedix of which two are pending before the President of the Commercial Court of Leuven and one before the Commercial Court of Leuven. Both parties have exchanged submissions. All three cases have been pleaded at a hearing on June 21, 2005 and have been taken into deliberation. A judgment has not yet been rendered.
     Euromedix has filed a request for a procedural calendar in the case pending before the Commercial Court of Leuven regarding the termination of the business relationship on July 11, 2002. The Company has filed submissions and will file additional submissions by August 18, 2005. The case is set for pleadings at a hearing on November 8, 2005.

     On March 26, 2004, a putative class action lawsuit captioned Northshore Dermatology Center, S.C. v. Cholestech Corporation, and Does 1-10, Case No. 04CH05342, was filed in the Circuit Court of Cook County, Illinois. The Company was served with the complaint and summons on March 31, 2004. The complaint alleged that the Company violated the federal Telephone Consumer Protection Act and various Illinois state laws by sending unsolicited advertisements via facsimile transmission to residents of Illinois. The complaint sought class certification and statutory damages of $500 to $1,500 each on behalf of a class that would include all residents of Illinois who received an unsolicited facsimile advertisement from the Company. On January 18, 2005 the parties entered into an agreement to settle all claims on behalf of a nationwide class. Under the terms of the settlement, the Company paid $625,000 in cash to settle all claims, $600,000 of which was funded by insurance. The Company also agreed to pay up to $50,000 for providing notice to the class and for processing claims. The Court gave final approval to the settlement on July 11, 2005, and a final accounting is scheduled for November 2005.
     The Company is also subject to various additional legal claims and assessments in the ordinary course of business, none of which are expected by management to result in a material adverse effect on the financial statements.
ITEM 6. EXHIBITS
10.61	Transition Agreement dated July 25, 2005 between Registrant and Thomas E. Worthy

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)

32	Certifications of Chief Executive Officer and Chief Financial Officer under Rule 13a-14(b)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CHOLESTECH CORPORATION

Date: August 3, 2005	/s/ Warren E. Pinckert II

Warren E. Pinckert II
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2005	/s/ John F. Glenn

John F. Glenn
Vice President of Finance, Chief
Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
10.61	Transition Agreement dated July 25, 2005 between Registrant and Thomas E. Worthy

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)

31.2	Certification of Chief Financial Officer under Rule 13a-14(b)

32	Certifications of Chief Executive and Chief Financial Officer under Rule 13a-14(b)