Form 10-Q
period 2005-09-23
CHOLESTECH CORPORATION
filed 2005-11-02
CIK 887227

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 23, 2005

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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2005, 14,708,112 shares of the registrant’s common stock were outstanding.

CHOLESTECH CORPORATION
INDEX

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED FINANCIAL STATEMENTS
CHOLESTECH CORPORATION
CONDENSED BALANCE SHEETS
(in thousands)
(unaudited)

	September 23,	March 25,
	2005	2005(1)
Assets

Current assets:
Cash and cash equivalents	$9,614	$4,304
Marketable securities	19,430	19,574
Accounts receivable, net	4,689	4,651
Inventories, net	8,353	8,356
Prepaid expenses and other assets	1,420	1,889
Deferred tax assets	1,023	2,333

Total current assets	44,529	41,107

Property and equipment, net	8,170	8,136
Intangible assets, net	531	40
Long-term marketable securities	8,471	9,590
Long-term deferred tax assets	14,657	15,248

Total assets	$76,358	$74,121

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$2,958	$4,259
Accrued payroll and benefits	2,624	2,984
Other liabilities	223	286

Total current liabilities	5,805	7,529

Contingencies (note 6)
Shareholders’ equity:

Common stock, no par value; 25,000,000 shares authorized; 14,708,112 and 14,614,914 shares issued and outstanding at September 23, 2005 and March 25, 2005, respectively	92,441	91,681
Accumulated other comprehensive income	(37)	(116)
Deferred compensation	(327)	(241)
Accumulated deficit	(21,524)	(24,732)

Total shareholders’ equity	70,553	66,592

Total liabilities and shareholders’ equity	$76,358	$74,121

(1)	The information in this column was derived from the Company’s audited consolidated financial statements as of the fiscal year ended March 25, 2005.
See Notes to Condensed Financial Statements

CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Sept. 23,	Sept. 24,	Sept. 23,	Sept. 24,
	2005	2004	2005	2004
Revenue	$15,286	$13,537	$30,351	$23,090
Cost of revenue	5,966	5,724	11,438	9,728

Gross profit	9,320	7,813	18,913	13,362

Operating expenses:
Sales and marketing	2,952	2,856	6,264	5,640
Research and development	1,265	972	2,331	1,874
General and administrative	2,672	2,390	5,427	4,833

Total operating expenses	6,889	6,218	14,022	12,347

Income from operations	2,431	1,595	4,891	1,015
Interest and other income, net	198	52	331	67

Income before provision for income taxes	2,629	1,647	5,222	1,082
Provision for income taxes	1,013	642	2,014	422

Net income	$1,616	$1,005	$3,208	$660

Net income per share:
Basic	$0.11	$0.07	$0.22	$0.05

Diluted	$0.11	$0.07	$0.21	$0.05

Shares used to compute income per share:
Basic	14,665	14,227	14,642	14,195

Diluted	15,049	14,286	14,981	14,351

See Notes to Condensed Financial Statements

CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Twenty-Six Weeks Ended
	Sept. 23,	Sept. 24,
	2005	2004
Cash flows from operating activities:
Net income	$3,208	$660
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,413	1,591
Stock-based compensation	46	—
Change in allowance for losses on accounts receivable	(14)	(25)
Change in inventory reserve	(173)	(624)
Deferred tax asset	1,901	313
Changes in assets and liabilities:
Accounts receivable	(24)	1,765
Inventories	176	(929)
Note receivable	—	100
Prepaid expenses and other assets	469	692
Accounts payable and accrued expenses	(1,301)	111
Accrued payroll and benefits	(360)	(15)
Other liabilities	(63)	(16)

Net cash provided by operating activities	5,278	3,623

Cash flows from investing activities:
Sales and maturities of marketable securities	11,129	13,182
Purchases of marketable securities	(9,787)	(14,963)
Purchases of property and equipment	(1,438)	(1,974)
Cash paid for license fee	(500)	—

Net cash used in investing activities	(596)	(3,755)

Cash flows from financing activities:
Issuance of common stock	628	922

Net cash provided by financing activities	628	922

Net increase in cash and cash equivalents	5,310	790

Cash and cash equivalents at beginning of period	4,304	2,502

Cash and cash equivalents at end of period	$9,614	$3,292

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
     The interim results are not necessarily indicative of the results of operations for the full fiscal year ending March 31, 2006.
2.      Balance Sheet Data
     The components of inventories are as follows (in thousands), net:

	September 23, 2005	March 25, 2005
Raw materials	$2,744	$2,277
Work-in-process	1,678	2,395
Finished goods	3,931	3,684

	$8,353	$8,356

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Sept. 23,	Sept. 24,	Sept. 23,	Sept. 24,
	2005	2004	2005	2004
(in thousands, except per share data)
Net income	$1,616	$1,005	$3,208	$660

Shares
Basic	14,665	14,227	14,642	14,195
Effect of dilutive securities	384	59	339	156

Diluted	15,049	14,286	14,981	14,351

Per share net income
Basic	$0.11	$0.07	$0.22	$0.05
Effect of dilutive securities	0.00	0.00	(0.01)	0.00

Diluted	$0.11	$0.07	$0.21	$0.05

     As of September 23, 2005, options to purchase 370,600 shares of common stock were considered anti-dilutive because the respective exercise prices were greater than the average fair market value of the common stock. As of September 24, 2004, options to purchase 1,952,004 shares of common stock were considered anti-dilutive because the respective exercise prices were greater than the average fair market value of the common stock.
5.     Stock-Based Compensation
     The Company accounts for its stock-based compensation plans in accordance with SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS 148”). As permitted under SFAS 148, the Company uses the intrinsic value-based method of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), to account for its employee stock-based compensation plans. Under APB 25, compensation expense is based on the difference, if any, on the date of grant between the fair value of the Company’s common shares and the exercise price of the option. Compensation costs for stock options, if any, are realized ratably over the vesting period. During the thirteen and twenty-six week periods ended September 23, 2005, deferred compensation charged to operations related to restricted stock was $21,000 and $46,000, respectively.
     The Company provides additional proforma disclosures required by SFAS 123 as amended by SFAS 148. Had the compensation cost for the Company’s stock option and stock purchase plans been determined based on the fair market value of the options at the grant dates, as prescribed in SFAS 123, the Company’s net income and net income per share would have been as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Sept. 23,	Sept. 24,	Sept. 23,	Sept. 24,
	2005	2004	2005	2004
(in thousands, except per share data)
Net income as reported	$1,616	$1,005	$3,208	$660
Add: Stock-based employee compensation expense included in reported net income, net of tax	13	—	28	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	633	789	1,315	1,631

Pro forma net income (loss)	$996	$216	$1,921	$(971)

Net income (loss) per share:
Basic
As reported	$0.11	$0.07	$0.22	$0.05
Pro forma	$0.07	$0.02	$0.13	$(0.07)
Diluted
As reported	$0.11	$0.07	$0.21	$0.05
Pro forma	$0.07	$0.02	$0.13	$(0.07)
     The pro forma information presented above for the thirteen and twenty-six weeks ended September 24, 2004 has been revised from the information previously presented in the Company’s Form 10-Q for the period ended September 24, 2004. Such pro forma disclosure may not be representative of future compensation costs because options vest over several years and additional grants are anticipated to be made each year.
     The fair value of each stock option is estimated on the date of the grant using the Black-Scholes valuation model, with the following weighted-average assumptions used for grants during the applicable periods:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Sept. 23,	Sept. 24,	Sept. 23,	Sept. 24,
	2005	2004	2005	2004
Risk free interest rate	4.10%	1.60%	4.03%	1.53%
Expected life	4.5 Years	7 Years	4.5 Years	7 Years
Expected volatility	64.36%	74.92%	64.48%	75.40%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Fair value of stock options granted (per share)	$5.91	$5.10	$5.74	$5.52
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
     After the decisions of the Judge of Seizures of the Court of First Instance, the Company filed requests for a procedural calendar in the three trademark infringement proceedings against Euromedix of which two are pending before the President of the Commercial Court of Leuven and one before the Commercial Court of Leuven. Both parties have exchanged submissions. All three cases were pleaded at a hearing on June 21, 2005 and were taken into deliberation. On September 13, 2005, a judgment was rendered in favor of the Company regarding items (i) and (ii) above. A judgment has not yet been rendered on item (iii).

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
7.      Comprehensive Income
     The Company’s total comprehensive income was as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Sept. 23,	Sept. 24,	Sept. 23,	Sept. 24,
	2005	2004	2005	2004
Net income	$1,616	$1,005	$3,208	$660
Change in unrealized gain on investments, net	(13)	84	(79)	(55)
Change in future currency contracts, net	—	(50)	—	(41)

Total comprehensive income	$1,603	$1,039	$3,129	$564

8.     Income Taxes
     For the twenty-six weeks ended September 23, 2005, the Company recorded a provision for income taxes of $2.0 million, for an effective tax rate of 39%. For the twenty-six weeks ended September 24, 2004, the Company recorded a provision for income taxes of $422,000, primarily resulting from federal and state taxes accrued at statutory rates.
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
9.     Warranties
     The Company records an accrual for estimated warranty costs when revenue is recognized. Warranty covers repair costs of the LDX Analyzer and replacement costs of defective single-use test cassettes. The warranty period for the LDX Analyzer is one year and for single-use test cassettes is the shelf-life of the product. The warranty cost of the GDX Analyzer and test cartridges are the responsibility of the vendor. The Company has processes in place to estimate accruals for warranty exposure. The processes include estimated LDX Analyzer failure rates and repair costs, known design changes, and estimated replacement rates for single-use test cassettes. Although the Company believes it has the ability to reasonably estimate warranty expenses, unforeseeable changes in factors impacting the estimate for warranty could occur and such changes could cause a material change in the Company’s warranty accrual estimate. Such a change would be recorded in the period in which the change was identified. Changes in the Company’s product warranty liability during the twenty-six weeks ended September 23, 2005 and September 24, 2004, respectively, were as follows (in thousands):

	Twenty-Six Weeks Ended
	September 23,	September 24,
	2005	2004
Balance at the beginning of the year	$286	$314
Accruals and charges for warranty for the year	117	431
Cost of repairs and replacements	(180)	(447)

Balance	$223	$298

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of federal securities laws. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under “Factors Affecting Future Operating Results” and elsewhere in this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue” or the negative of these terms or other comparable terminology. Forward-looking statements include, but are not limited to, the following statements: our beliefs regarding the benefits of a recently granted patent; our expectation regarding future sales and marketing, research and development, and general and administrative expenses; and our expected capital expenditures. In evaluating these statements, you should specifically consider various factors, including the risks outlined under “Factors Affecting

Future Operating Results.” These factors may cause our actual results to differ materially from any forward-looking statement.
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
Overview
     We are a leading provider of diagnostic tools and information for immediate risk assessment and therapeutic monitoring of heart disease and diabetes. We currently manufacture the Cholestech LDX® System (the “LDX System”), which includes the LDX Analyzer and a variety of single-use test cassettes and market the LDX System in the United States, Canada, Europe, Asia, Australia and Latin America. The LDX System, which is waived under the Clinical Laboratory Improvement Amendments (“CLIA”), allows healthcare providers to perform individual tests or combinations of tests with a single drop of blood from a fingerstick within approximately six minutes. Our current products measure and monitor blood cholesterol, related lipids, glucose and liver function, and are used to test patients at risk of or suffering from heart disease, diabetes and liver disease. The LDX System can also provide the Framingham Risk Assessment from the patient’s results as measured on the lipid profile cassette. In the thirteen weeks ended September 23, 2005 and the first twenty-six weeks of fiscal year 2006, revenue from sales of the LDX Analyzer, single-use test cassettes and accessories represented 97% and 97% of our revenue, respectively.
     Our corporate headquarters is located in Hayward, California. All of our manufacturing, research, regulatory and administrative activities are conducted at this location. We sell our products through a worldwide network of over 85 distributors. We have 22 regional sales managers who coordinate and work with our distribution partners to identify and promote sales of our products. We also employ 18 field technical service representatives who are responsible for field customer service and customer retention initiatives within our existing installed base of products.
     We have experienced recent significant developments that we expect to have a positive impact on our company, including the following:
•	In June 2005, we announced that we had been granted a patent by the U.S. Patent Office (6,881,581) and the European Patent Office (EP 1,329,724) for a new method of measuring HDL in human blood. We believe that this patent provides a very different approach than those of other existing patents describing the measurement of HDL and that this patent also permits the development of the Cholestech LDX Lipid Profile/Alanine Amino-transferase (“Lipid/ALT”) cassette by preventing the interference of the HDL chemistry with the ALT assay on the same cassette.

•	In June 2005, we announced that the Cholestech LDX® System had been certified by the Cholesterol Reference Method Laboratory Network (“CRMLN”). This certification validates that the system consistently meets the gold standard for accuracy and reproducibility developed by the Centers for Disease Control and Prevention (“CDC”) for the measurement of total cholesterol and HDL cholesterol consistent with National Cholesterol Education Program (“NCEP”) analytical goals.

•	In September 2005, we announced the shipment of the first orders for the Cholestech LDX® hs-CRP diagnostic test. C-reactive protein (CRP) is a systemic marker of inflammation. The hs-CRP test is used to detect low level increases in CRP in apparently healthy individuals. These increases are due to more subtle forms of inflammation, such as inflammation in the blood vessels, and cannot be detected using conventional CRP assays. This important diagnostic test expands the utility of the LDX and enables us to continue our strategy of leveraging our LDX installed base with additional new tests.
Results of Operations
     The following table sets forth our results of operations (in thousands) expressed as a percentage of total revenue. Our historical operating results are not necessarily indicative of the results for any future period.

	Thirteen Weeks Ended
	September 23, 2005		September 24, 2004
					Amount of	Percent
		% of		% of	Increase	Increase
	Amount	sales	Amount	sales	(Decrease)	(Decrease)

Revenue	$15,286	100%	$13,537	100%	$1,749	13%
Cost of revenue	5,966	39	5,724	42	242	4

Gross profit	9,320	61	7,813	58	1,507	19

Operating expenses
Sales and marketing	2,952	19	2,856	21	96	3
Research and development	1,265	8	972	7	293	30
General and administrative	2,672	17	2,390	18	282	12

Total operating expenses	6,889	45	6,218	46	671	11

Income from operations	2,431	16	1,595	12	836	52
Interest and other income	198	1	52	—	146	281
Provision for income taxes	1,013	7	642	5	371	58

Net income	$1,616	11%	$1,005	7%	$611	61%

	Twenty-Six Weeks Ended
	September 23, 2005		September 24, 2004
					Amount of	Percent
		% of		% of	Increase	Increase
	Amount	sales	Amount	sales	(Decrease)	(Decrease)

Revenue	$30,351	100%	$23,090	100%	$7,261	31%
Cost of goods sold	11,438	38	9,728	42	1,710	18

Gross profit	18,913	62	13,362	58	5,551	42

Operating expenses
Sales and marketing	6,264	21	5,640	24	624	11
Research and development	2,331	8	1,874	8	457	24
General and administrative	5,427	18	4,833	21	594	12

Total operating expenses	14,022	46	12,347	53	1,675	14

Income from operations	4,891	16	1,015	4	3,876	382
Interest and other income	331	1	67	—	264	394
Provision for income taxes	2,014	7	422	2	1,592	377

Net income	$3,208	11%	$660	3%	$2,548	386%

Thirteen weeks ended September 23, 2005 and September 24, 2004
and
Twenty–Six weeks ended September 23, 2005 and September 24, 2004
     Revenue. For the thirteen weeks ended September 23, 2005, revenue increased $1.7 million or 13%, to $15.3 million from $13.5 million for the thirteen weeks ended September 24, 2004. The increase in revenue is primarily attributable to sales of single-use test cassettes which increased $1.4 million, or 12%, from $11.3 million for the thirteen weeks ended September 24, 2004 to $12.7 million for the thirteen weeks ended September 23, 2005. Revenue from sales of our LDX Analyzer decreased $76,000, or 8%, to $828,000 for the thirteen weeks ended September 23, 2005 from $904,000 for the thirteen weeks ended September 24, 2004. Revenue from sales of our GDX Analyzer and related single-use test cartridges remained relatively consistent at $500,000 for the thirteen weeks ended September 23, 2005 compared to $508,000 for the thirteen weeks ended September 24, 2004. Accessories sales increased $402,000, or 50%, to $1.2 million for the thirteen weeks ended September 23, 2005 from $806,000 for the thirteen weeks ended September 24, 2004.
     For the thirteen weeks ended September 23, 2005, domestic revenue increased $1.8 million, or 15%, to $13.7 million from $11.9 million for the thirteen weeks ended September 24, 2004. Most of the domestic increase related to revenue from single-use test cassettes, which increased $1.2 million, or 12% from $10.4 million the prior year period. The increase was due to our efforts to expand cassette utilization, which resulted in a volume related increase of $851,000. In addition, a price increase on domestic LDX related products that went into effect on August 1, 2005 contributed $376,000. LDX Analyzer revenue increased $272,000, or 71%, to $653,000 for the thirteen weeks ended September 23, 2005 from $381,000 for the thirteen weeks ended September 24, 2004. The revenue increase was attributable to a promotion during the prior year quarter in which certain end-users were provided a free LDX Analyzer when they purchased a predetermined number of single-use test cassettes from our distribution partners. Domestic revenue for our GDX Analyzer and related single-use test cartridges decreased $96,000, or 22%, to $345,000 for the thirteen weeks ended September 23, 2005 from $441,000 for the thirteen weeks ended September 24, 2004.
     International revenue decreased $100,000, or 6%, to approximately $1.6 million for the thirteen weeks ended September 23, 2005 from $1.7 million for the thirteen weeks ended September 24, 2004. International revenue is primarily related to pharmaceutical promotional programs which tend to occur in irregular patterns and are difficult to forecast. Most of the revenue decrease resulted from reduced sales of the LDX Analyzer which decreased $346,000, or 66%, to $176,000 for the thirteen weeks ended September 23, 2005 from $522,000 for the thirteen weeks ended September 24, 2004. This decrease was offset by sales of single-use test cassettes which increased $202,000, or 22%, to $1.1 million for the thirteen weeks ended September 23, 2005 from $910,000 for the thirteen weeks ended September 24, 2004. Additionally, international revenue for our GDX Analyzer and related products increased $88,000 to $155,000 for the thirteen weeks ended September 23, 2005 from $67,000 for the thirteen weeks ended September 24, 2004.
     For the twenty-six weeks ended September 23, 2005, revenue increased $7.3 million, or 31%, to $30.4 million from $23.1 million for the twenty-six weeks ended September 24, 2004. The increase was partially due to the impact of eliminating end of quarter discounts to our distributors in the prior fiscal year. Sales of single-use test cassettes increased $6.7 million, or 35%, from $19.0 million for the twenty-six weeks ended September 24, 2004 to $25.7 million for the twenty-six weeks ended September 23, 2005. Revenue for our LDX Analyzer decreased $100,000, or 7%, to $1.4 million for the twenty-six weeks ended September 23, 2005 from $1.5 million for the twenty-six weeks ended September 24, 2004. Revenue for our GDX Analyzer and related single-use test cartridges decreased $57,000, or 6%, to $932,000 for the twenty-six weeks ended September 23, 2005, from $989,000 for the twenty-six weeks ended September 24, 2004. Accessories sales increased $766,000, or 48%, to $2.4 million for the twenty-six weeks ended September 23, 2005 from $1.6 million for the twenty-six weeks ended September 24, 2004.
     For the twenty-six weeks ended September 23, 2005, domestic revenue increased $7.2 million, or 37%, to $26.8 million from $19.6 million for the twenty-six weeks ended September 24, 2004. The increase was primarily due to the impact of eliminating end of quarter discounts to our distributors in the prior fiscal year. Most of the domestic revenue increase related to revenue from single-use test cassettes, which increased $6.2 million, or 37% from $16.8 million the prior year period. Additionally, domestic revenue for our GDX Analyzer and related single-use test cartridges, decreased $119,000, or 14%, to $714,000 for the twenty-six weeks ended September 23, 2005, from $833,000 for the twenty-six weeks ended September 24, 2004.
     International revenue increased $66,000, or 2%, to $3.6 million for the twenty-six weeks ended September 23, 2005 from $3.5 million for the twenty-six weeks ended September 24, 2004. International revenue is primarily related to pharmaceutical promotional programs which tend to occur in irregular patterns and are difficult to forecast. Most of the increase related to the sale of single-use test cassettes which increased $530,000, or 24%, to $2.7 million for the twenty-six weeks ended September 23, 2005 from $2.2 million for the twenty-six weeks ended September 24, 2004. This was offset by LDX Analyzer revenue which decreased $537,000, or 64%, to $305,000 for the twenty-six weeks ended September 23, 2005 from $842,000 for the twenty-six weeks ended September 24, 2004. Additionally, international revenue for our GDX Analyzer and related products increased $62,000, or 40%, to

$218,000 for the twenty-six weeks ended September 23, 2005, from $156,000 for the twenty-six weeks ended September 24, 2004.
     Cost of Revenue. Cost of revenue includes direct labor, direct material, overhead and royalties. Cost of revenue increased $242,000, or 4%, to $6.0 million for the thirteen weeks ended September 23, 2005 from $5.7 million for the thirteen weeks ended September 24, 2004. The increase was primarily related to the increased unit volume of products sold. Gross margin increased to 61% for the thirteen weeks ended September 23, 2005 compared to 58% for the thirteen weeks ended September 24, 2004. The increase in gross margin was driven by an August 1, 2005 price increase on domestic LDX related products and an increase in test cassette volume.
     For the twenty-six weeks ended September 23, 2005, cost of revenue increased $1.7 million, or 18%, to $11.4 million from $9.7 million for the twenty-six weeks ended September 24, 2004. The increase in cost of revenue primarily related to an increase in product shipped due to the 31% increase in revenue. Gross margin increased to 62% for the twenty-six weeks ended September 23, 2005 compared to 58% for the twenty-six weeks ended September 24, 2004. The increase in gross margin was driven by an August 1, 2005 price increase on domestic LDX related products and an increase in test cassette volume.
          Sales and Marketing Expenses. Sales and marketing expenses include salaries, commissions, bonuses, travel and expenses for outside services related to marketing programs. Sales and marketing expenses increased $96,000, or 3%, to $3.0 million for the thirteen weeks ended September 23, 2005 from $2.9 million for the thirteen weeks ended September 24, 2004. The increase was mainly attributable to increased bonuses for achieving anticipated management goals and travel related expenses. As a percent of total revenue, sales and marketing expenses decreased to 19% for the thirteen weeks ended September 23, 2005 from 21% for the thirteen weeks ended September 24, 2004. Over the balance of the fiscal year, we expect sales and marketing expenses to increase slightly as a percentage of total revenue.
     For the twenty-six weeks ended September 23, 2005, sales and marketing expenses increased $624,000, or 11%, to $6.3 million from $5.6 million for the twenty-six weeks ended September 24, 2004. Compensation and bonuses increased $269,000 due to an increase in headcount and achievement of anticipated management goals. Additionally, marketing expenses for trade shows and design and printing of promotional materials increased $318,000. As a percent of total revenue, sales and marketing expenses decreased to 21% for the twenty-six weeks ended September 23, 2005 from 24% for the twenty-six weeks ended September 24, 2004.
     Research and Development Expenses. Research and development expenses include salaries, bonuses, expenses for professional consulting services, supplies and depreciation of capital equipment. Research and development expenses increased $293,000, or 30%, to $1.3 million for the thirteen weeks ended September 23, 2005 from $972,000 for the thirteen weeks ended September 24, 2004. The increase was mainly attributable to increases in compensation related costs and outside services of $180,000. Additionally, laboratory supplies used to conduct experiments increased $152,000. All of these increases related to increased activities in new product development, including hs-CRP and Lipid/ALT. As a percent of total revenue, research and development expenses increased to 8% for the thirteen weeks ended September 23, 2005 from 7% for the thirteen weeks ended September 24, 2004. Over the balance of the fiscal year we expect research and development expenses to remain constant as a percentage of total revenue.

     For the twenty-six weeks ended September 23, 2005, research and development expenses increased $457,000, or 24%, to $2.3 million from $1.9 million for the twenty-six weeks ended September 24, 2004. The increased spending related primarily to compensation related costs and outside services which increased $381,000. Additionally, laboratory supplies used to conduct experiments increased $156,000. As a percent of total revenue, research and development expenses were 8% for the twenty-six weeks ended September 23, 2005 and September 24, 2004.
     General and Administrative Expenses. General and administrative expenses include compensation, benefits and expenses for outside professional services, including information services, legal and accounting. General and administrative expenses increased $282,000 to $2.7 million for the thirteen weeks ended September 23, 2005 from $2.4 million for the thirteen weeks ended September 24, 2004. Compensation and bonuses increased $301,000 due to an increase in headcount and achievement of anticipated management goals. As a percent of total revenue, general and administrative expenses decreased to 17% for the thirteen weeks ended September 23, 2005 from 18% for the thirteen weeks ended September 24, 2004. Over the balance of the fiscal year we expect general and administrative expenses to remain constant as a percentage of total revenue.
     For the twenty-six weeks ended September 23, 2005, general and administrative expenses increased $594,000, or 12%, to $5.4 million from $4.8 million for the twenty-six weeks ended September 24, 2004. The increase was primarily attributable to a $588,000 increase in compensation, temporary help and bonuses related to an increase in headcount and achievement of anticipated management goals. Costs associated with outside professional services and consulting, including accounting support, which primarily related to compliance cost of the Sarbanes-Oxley Act of 2002 increased by $205,000. These increases were partially offset by lower insurance premiums and decreased recruiting fees, which decreased $249,000. As a percent of total revenue, general and administrative expenses decreased to 18% for the twenty-six weeks ended September 23, 2005 from 21% for the twenty-six weeks ended September 24, 2004.
     Interest and Other Income, Net. Interest and other income, net, primarily reflects income from the investment of cash balances and marketable securities, less the fees charged by financial institutions. Interest and other income, net, increased $146,000, or 281%, to $198,000 for the thirteen weeks ended September 23, 2005 from $52,000 for the thirteen weeks ended September 24, 2004. Interest and other income, net, increased $264,000, or 394%, to $331,000 for the twenty-six weeks ended September 23, 2005 from $67,000 for the twenty-six weeks ended September 24, 2004. The increases were primarily attributable to an increase in cash and marketable securities and an increase in interest rates from the prior year period.
     Income Taxes. For the twenty-six weeks ended September 23, 2005, we recognized an income tax provision of $2.0 million, compared to an income tax provision of $422,000 for the twenty-six weeks ended September 24, 2004. The effective tax rate was 39% for all periods which represents the federal tax at the statutory rate and the average state rate for all jurisdictions in which we are subject to income tax.

Liquidity and Capital Resources
     Cash flow information for the twenty-six weeks ended September 23, 2005 and September 24, 2004 was as follows (in thousands):

	September 23,	September 24,
	2005	2004
Cash, cash equivalents, marketable securities and long-term investments	$37,515	$26,118

Net cash provided by operating activities	5,278	3,623
Net cash used in investing activities	(596)	(3,755)
Net cash provided by financing activities	628	922

Net increase in cash and cash equivalents	$5,310	$790

     We have financed our operations primarily through net cash provided by operations and the sale of equity securities, including employee stock option exercises,. From our inception to September 23, 2005, we have raised $87.9 million in net proceeds from equity financings. In addition to these amounts, we have available a $4.0 million revolving bank line of credit agreement which was renewed in September 2005 and will expire in September 2008. While the agreement is in effect, we are required to deposit assets with a collective value, as defined in the line of credit agreement, equivalent to no less than 100% of the outstanding principal balance. Amounts outstanding under the line of credit bear interest at either our choice of 0.5% below the bank’s prime rate or 1.00% above the LIBOR rate, depending on the payment schedule. There are currently no amounts outstanding under this line of credit and as a result, there were no limitations on our deposited assets.
     Cash Provided by Operating Activities. The net cash provided by operations increased $1.7 million to $5.3 million for the twenty-six weeks ended September 23, 2005 from $3.6 million for the twenty-six weeks ended September 24, 2004. Net cash provided by operations was primarily attributable to net income of $3.2 million and $3.3 million of non-cash adjustments, including depreciation and deferred tax asset. This was offset by a $1.3 million decrease in accounts payable and accrued expenses.
     The net cash provided by operations of $3.6 million for the twenty-six weeks ended September 24, 2004 was primarily attributable to net income of $660,000 and $1.3 million of non-cash adjustments, including depreciation. A decline in working capital other than cash provided an additional $1.7 million in cash. Accounts receivables decreased by $1.8 million due to more consistent distribution of revenue within the fiscal year. Additionally, prepaid expenses and other assets declined $692,000 due to the rescheduling of annual insurance premiums to October. This was offset by increased inventory for single-use test cassettes which related to projected future demand over the balance of the fiscal year.
     Cash Used in Investing Activities. Investing activities resulted in the net use of $596,000 of cash during the twenty-six weeks ending September 23, 2005. Spending on additional manufacturing and computer equipment, facilities improvements and software accounted for $1.4 million of capital expenditures, as well as an additional $500,000 for a license fee. This was offset by $1.3 million in net proceeds from the maturity of marketable securities during the period. Over the remainder of the current fiscal year we intend to spend approximately $3.3 million on additional capital expenditures for production equipment and other long lived assets.

     Investing activities resulted in the net use of $3.8 million of cash during the twenty-six weeks ending September 24, 2004. Spending on additional manufacturing equipment, facilities expenditures and software accounted for $2.0 million of capital improvements, as well as a $1.8 million net purchase of marketable securities during the period.
     Cash Provided by Financing Activities. Cash provided by financing activities for both the twenty-six weeks ended September 23, 2005 and September 24, 2004 related to the issuance of common stock pursuant to the employee stock incentive plans. We raised $628,000 and $922,000 from the incentive programs for the twenty-six weeks ended September 23, 2005 and September 24, 2004, respectively.
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
     Our revenue and operating results have varied significantly from quarter to quarter in the past and may continue to fluctuate in the future. As of September 23, 2005, we had an accumulated deficit of $21.5 million. We recorded a net profit of $4.9 million for fiscal year 2003, a net profit of $8.7 million for fiscal year 2004 and a net profit of $4.1 million for fiscal year 2005. The following are some of the factors that could cause our revenue, operating results and margins to fluctuate significantly from quarter to quarter:
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
Our stock price has been highly volatile and is likely to continue to be volatile, which could result in substantial losses for investors
     The market price of our common stock has in the past been, and in the future is likely to be, highly volatile. For example, between September 24, 2004 and September 23, 2005, the price of our common stock, as reported on the NASDAQ National Market System, has ranged from a low of $6.35 to a high of $13.68.

These fluctuations could result in substantial losses for investors. Our stock price may fluctuate for a number of reasons including:
•	quarterly variations in our operating results;

•	litigation or threat of litigation;

•	developments in or disputes regarding patent or other proprietary rights;

•	announcements of technological or competitive developments by us and our competitors;

•	regulatory developments regarding us or our competitors;

•	changes in the current structure of the healthcare financing and payment systems;

•	our failure to achieve, or changes in, financial estimates by securities analysts and comments or opinions about us by securities analysts or major shareholders;

•	stock market price and volume fluctuations, which have particularly affected the market prices for medical products and high technology companies and which have often been unrelated to the operating performance of such companies; and

•	general economic, political and market conditions.
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
We may be unable to accurately predict future sales through our distributors, which could harm our ability to efficiently manage our internal resources to match market demand
     Our product sales are primarily made through our network of over 85 domestic and international distributors. As a result, our financial results, quarterly product sales, trends and comparisons are affected by fluctuations in the buying patterns of end-user customers and our distributors, and by the changes in inventory levels of our products held by these distributors. We have only limited visibility over the inventory levels of our products held by our domestic and international distributors. While we attempt to assist our distributors in maintaining targeted stocking levels of our products, we may not consistently be accurate or successful. This process involves the exercise of judgment and use of assumptions as to future uncertainties including end-user customer demand, and the reaction of our distributors to our new quarterly pricing policy. Consequently, actual results could differ from our estimates. Inventory levels of our products held by our distributors may exceed or fall below the levels we consider desirable on a going-forward basis, which may harm our financial results due to unexpected buying patterns of our distributors or our ability to efficiently manage or invest in internal resources, such as manufacturing and shipping capacity, to meet the actual demand for our products.
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
While we believe that we currently have adequate internal control over financial reporting, we are exposed to risks from recent legislation requiring companies to evaluate internal control over financial reporting
     Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on and our independent registered public accounting firm to attest to the effectiveness of our internal control over financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements.
     We expect to continue to incur significant expenses and to devote additional resources to Section 404 compliance on an ongoing basis. In addition, it is difficult for us to predict how long it will take to complete the assessment of the effectiveness of our internal control over financial reporting each year and we may not be able to complete the process on a timely basis. In the event that our chief executive officer, chief financial officer or independent registered public accounting firm determine that our internal control over financial reporting is not effective as defined under Section 404, we cannot predict how regulators will react or how the market prices of our shares will be affected. In addition, if we fail to maintain an effective system of internal control or if management or our independent registered public accounting firm were to discover material weaknesses in our internal control systems we may be unable to produce reliable financial reports or prevent fraud and it could harm our results of operations and financial condition.
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
ITEM 4.       CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of September 23, 2005 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
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
     After the decisions of the Judge of Seizures of the Court of First Instance, the Company filed requests for a procedural calendar in the three trademark infringement proceedings against Euromedix of which two are pending before the President of the Commercial Court of Leuven and one before the Commercial Court of Leuven. Both parties have exchanged submissions. All three cases were pleaded at a hearing on June 21, 2005 and were taken into deliberation. On September 13, 2005, a judgment was rendered in favor of the Company regarding items (i) and (ii) above. A judgment has not yet been rendered on item (iii).

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On August 17, 2005, we held our 2005 Annual Meeting of Shareholders in Hayward, California. The following is a brief description of each matter voted upon at the meeting and a statement of the number of votes cast for, against or withheld and the number of abstentions and the number of broker non-votes with respect to each matter.
1.	The shareholders elected the following directors:

Nominee	In Favor	Withheld

John H. Landon	13,900,826	526,261

Michael D. Casey	13,414,347	1,012,740

John L. Castello	13,777,874	649,213

Elizabeth H. Dávila	13,941,381	485,706

Stuart Heap	13,938,581	488,506

Warren E. Pinckert II	14,031,530	395,557

Larry Y. Wilson	14,080,994	346,093
2.	The shareholders ratified the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending March 31, 2006.

For	Against	Abstain	Broker Non-Vote
14,225,049	75,616	126,422	0
3.	The shareholders approved an amendment to our 2000 Stock Incentive Program to increase the aggregate number of shares of common stock that may be issued under such program by 300,000 to a total of 2,145,000 and approved the material terms of the 2000 Stock Incentive Program for purposes of Section 162(m) of the Internal Revenue Code.

For	Against	Abstain	Broker Non-Vote
6,002,630	1,339,399	18,818	7,066,140
ITEM 6. EXHIBITS

31.1	Certifications of Chief Executive Officer under Rule 13a-14(a)

31.2	Certifications of Chief Financial Officer under Rule 13a-14(a)

32	Certifications of Chief Executive Officer and Chief Financial Officer under Rule 13a-14(b)

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CHOLESTECH CORPORATION

Date: November 2, 2005	/s/ Warren E. Pinckert II
Warren E. Pinckert II
President and Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2005	/s/ John F. Glenn
John F. Glenn Vice President of Finance, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certifications of Chief Executive Officer under Rule 13a-14(a)
31.2	Certification of Chief Financial Officer under Rule 13a-14(b)
32	Certification of Chief Executive and Chief Financial Officer under Rule 13a-14(b)