Form 10-Q
period 2005-12-23
CHOLESTECH CORPORATION
filed 2006-02-01
CIK 887227

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 23, 2005

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
Yes ☑   No☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No☑
As of January 27, 2006, 14,776,676 shares of the registrant’s common stock were outstanding.

CHOLESTECH CORPORATION
INDEX

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED FINANCIAL STATEMENTS
CHOLESTECH CORPORATION
CONDENSED BALANCE SHEETS
(in thousands)
(unaudited)

	December 23, 2005	March 25, 2005(1)
Assets

Current assets:
Cash and cash equivalents	$5,348	$4,304
Marketable securities	22,484	19,574
Accounts receivable, net	4,707	4,651
Inventories, net	7,814	8,356
Prepaid expenses and other assets	1,472	1,889
Deferred tax assets	1,614	2,333

Total current assets	43,439	41,107

Property and equipment, net	7,933	8,136
Intangible assets, net	511	40
Long-term marketable securities	11,075	9,590
Long-term deferred tax assets	14,093	15,248

Total assets	$77,051	$74,121

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$2,725	$4,259
Accrued payroll and benefits	2,794	2,984
Other liabilities	206	286

Total current liabilities	5,725	7,529

Contingencies (note 7)
Shareholders’ equity:

Common stock, no par value; 25,000,000 shares authorized; 14,763,998 and 14,614,914 shares issued and outstanding at December 23, 2005 and March 25, 2005, respectively	92,871	91,681
Accumulated other comprehensive income	(46)	(116)
Deferred compensation	(296)	(241)
Accumulated deficit	(21,203)	(24,732)

Total shareholders’ equity	71,326	66,592

Total liabilities and shareholders’ equity	$77,051	$74,121

(1)	The information in this column was derived from the Company’s audited consolidated financial statements as of the fiscal year ended March 25, 2005.
See Notes to Condensed Financial Statements

CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Dec. 23, 2005	Dec. 24, 2004	Dec. 23, 2005	Dec. 24, 2004
Revenue	$16,165	$14,573	$46,516	$37,663
Cost of revenue	6,111	5,771	17,549	15,499

Gross profit	10,054	8,802	28,967	22,164

Operating expenses:
Sales and marketing	3,062	3,010	9,326	8,650
Research and development	3,640	1,181	5,971	3,055
General and administrative	3,003	2,346	8,430	7,179

Total operating expenses	9,705	6,537	23,727	18,884

Income from operations	349	2,265	5,240	3,280

Interest and other income, net	286	61	617	128

Income before provision for income taxes	635	2,326	5,857	3,408

Provision for income taxes	314	647	2,328	1,069

Net income	$321	$1,679	$3,529	$2,339

Net income per share:

Basic	$0.02	$0.12	$0.24	$0.16

Diluted	$0.02	$0.12	$0.24	$0.16

Shares used to compute income per share:

Basic	14,697	14,333	14,657	14,241

Diluted	14,913	14,377	14,952	14,359

See Notes to Condensed Financial Statements

CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Thirty-Nine Weeks
	Ended
	Dec. 23,	Dec. 24,
	2005	2004
Cash flows from operating activities:
Net income	$3,529	$2,339
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,149	2,430
Stock-based compensation	65	—
Change in allowance for doubtful accounts	8	(2)
Change in inventory reserve	(199)	(634)
Change in deferred tax asset	1,874	688
Changes in assets and liabilities:
Accounts receivable	(64)	3,062
Inventories	741	(1,040)
Note receivable	—	150
Prepaid expenses and other assets	417	(103)
Accounts payable and accrued expenses	(1,534)	1,498
Accrued payroll and benefits	(190)	678
Other liabilities	(80)	(46)

Net cash provided by operating activities	6,716	9,020

Cash flows from investing activities:
Sales and maturities of marketable securities	20,479	19,160
Purchases of marketable securities	(24,804)	(25,246)
Purchases of property and equipment	(1,917)	(2,422)
Cash paid for license fee	(500)	—

Net cash used in investing activities	(6,742)	(8,508)

Cash flows from financing activities:
Issuance of common stock	1,070	1,335

Net cash provided by financing activities	1,070	1,335

Net increase in cash and cash equivalents	1,044	1,847

Cash and cash equivalents at beginning of period	4,304	2,502

Cash and cash equivalents at end of period	$5,348	$4,349

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
     The interim results are not necessarily indicative of the results of operations for the full fiscal year ending March 31, 2006.
2. Balance Sheet Data
     The components of inventories are as follows (in thousands), net:

	December 23, 2005	March 25, 2005
Raw materials	$2,699	$2,277
Work-in-process	2,279	2,395
Finished goods	2,836	3,684

	$7,814	$8,356

3. Reclassifications
     Certain financial statement items have been reclassified to conform to the current period’s presentation. These reclassifications had no impact on previously reported results of operations.

4. Agreement With Boule Diagnostics International
     In November 2005, we announced that we signed a definitive agreement with Boule Diagnostic International (Boule), an international manufacturer of hematology systems, headquartered in Stockholm, Sweden. Under the terms of the agreement, we will collaborate with Boule on the development and commercialization of a point of care Complete Blood Count (CBC) system, designed for waiver under the federal government’s Clinical Laboratory Improvement Amendments (CLIA). We will receive exclusive distribution rights covering all human applications in the United States and Canada. For these and other rights, we paid $2.5 million upon signing, and will pay $500,000 upon receipt of FDA 510(k) clearance and $1.0 million upon receipt of waiver under CLIA. The $2.5 million is reflected as research and development expense in the current quarter as the project is still in the development stage and feasibility has not been established.
5. Net Income Per Share
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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Dec. 23,	Dec. 24,	Dec. 23,	Dec. 24,
(in thousands, except per share data)	2005	2004	2005	2004
Net income	$321	$1,679	$3,529	$2,339

Shares
Basic	14,697	14,333	14,657	14,241
Effect of dilutive securities	216	44	295	118

Diluted	14,913	14,377	14,952	14,359

Per share net income
Basic	$0.02	$0.12	$0.24	$0.16
Effect of dilutive securities	0.00	0.00	0.00	0.00

Diluted	$0.02	$0.12	$0.24	$0.16

     As of December 23, 2005, options to purchase 767,693 shares of common stock were considered anti-dilutive because the respective exercise prices were greater than the average fair market value of the common stock. As of December 24, 2004, options to purchase 1,458,304 shares of common stock were considered anti-dilutive because the respective exercise prices were greater than the average fair market value of the common stock.
6. Stock-Based Compensation
     The Company accounts for its stock-based compensation plans in accordance with SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS 148”). As

permitted under SFAS 148, the Company uses the intrinsic value-based method of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), to account for its employee stock-based compensation plans. Under APB 25, compensation expense is based on the difference, if any, on the date of grant between the fair value of the Company’s common shares and the exercise price of the option. Compensation costs for stock options, if any, are realized ratably over the vesting period. During the thirteen and thirty-nine week periods ended December 23, 2005, deferred compensation charged to operations related to restricted stock was $19,000 and $65,000, respectively.
     The Company provides additional proforma disclosures required by SFAS 123 as amended by SFAS 148. Had the compensation cost for the Company’s stock option and stock purchase plans been determined based on the fair market value of the options at the grant dates, as prescribed in SFAS 123, the Company’s net income and net income per share would have been as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Dec. 23,	Dec. 24,	Dec. 23,	Dec. 24,
(in thousands, except per share data)	2005	2004	2005	2004
Net income as reported	$321	$1,679	$3,529	$2,339
Add: Stock-based employee compensation expense included in reported net income, net of tax	12	—	40	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	427	733	1,196	2,379

Pro forma net income (loss)	$(94)	$946	$2,373	$(40)

Net income (loss) per share:
Basic
As reported	$0.02	$0.12	$0.24	$0.16
Pro forma	$(0.01)	$0.07	$0.16	$0.00
Diluted
As reported	$0.02	$0.12	$0.24	$0.16
Pro forma	$(0.01)	$0.07	$0.16	$0.00
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
     The fair value of each stock option is estimated on the date of the grant using the Black-Scholes valuation model, with the following weighted-average assumptions used for grants during the applicable periods:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Dec. 23,	Dec. 24,	Dec. 23,	Dec. 24,
	2005	2004	2005	2004
Risk free interest rate	4.31%	1.93%	4.04%	1.64%
Expected life	4.5 Years	7 Years	4.5 Years	7 Years
Expected volatility	62.63%	73.42%	64.42%	74.91%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Fair value of stock options granted (per share)	$5.28	$4.81	$5.72	$5.31

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
7. Contingencies
     On August 2, 2002, N.V. Euromedix (“Euromedix”) filed suit against the Company in the Commercial Court in Leuven, Belgium (No. F5700-02), seeking damages for the wrongful termination of an implied distribution agreement with the Company for Europe and parts of the Middle East. On November 7, 2002, the court dismissed the suit. On December 31, 2002, Euromedix filed suit against the Company in the Commercial Court in Leuven, Belgium (No. B/02/00044), seeking damages in the amount of approximately 3.5 million Euros for the wrongful termination of an implied distribution agreement with the Company for Europe and parts of the Middle East. At the introductory hearing on April 1, 2003, the case was sent to the general docket. The Company believes this claim is without merit and intends to continue to defend the claim vigorously.
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
     Euromedix filed a request for a procedural calendar in the case pending before the Commercial Court of Leuven regarding the termination of the business relationship on July 11, 2002. On December 13, 2005, the Commercial Court of Leuven decided in an interim decision that the termination of the relationship is not governed by Belgian law, but Californian law and allowed the parties to file further submissions in order to substantiate the claims under Californian law. The case has been sent to the general docket.
     On March 26, 2004, a putative class action lawsuit captioned Northshore Dermatology Center, S.C. v. Cholestech Corporation, and Does 1-10, Case No. 04CH05342, was filed in the Circuit Court of Cook County, Illinois. The Company was served with the complaint and summons on March 31, 2004. The complaint alleged that the Company violated the federal Telephone Consumer Protection Act and various Illinois state laws by sending unsolicited advertisements via facsimile transmission to residents of Illinois. The complaint sought class certification and statutory damages of $500 to $1,500 each on behalf of a class that would include all residents of Illinois who received an unsolicited facsimile advertisement from the Company. On January 18, 2005 the parties entered into an agreement to settle all claims on behalf of a nationwide class. Under the terms of the settlement, the Company paid $625,000 in cash to settle all claims, $600,000 of which was funded by insurance. The Company also agreed to pay up to $50,000 for providing notice to the class and for processing claims. The Court gave final approval to the settlement on July 11, 2005. As of January 10, 2006, all claims have been settled and the matter is closed.
     The Company is also subject to various additional legal claims and assessments in the ordinary course of business, none of which are expected by management to result in a material adverse effect on the financial statements.
8. Comprehensive Income
     The Company’s total comprehensive income was as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Dec. 23,	Dec. 24,	Dec. 23,	Dec. 24,
	2005	2004	2005	2004
Net income	$321	$1,679	$3,529	$2,339
Change in unrealized gain (loss) on investments, net	(9)	(73)	70	(128)
Change in future currency contracts, net	—	(22)	—	(63)

Total comprehensive income	$312	$1,584	$3,599	$2,148

9. Income Taxes
     For the thirty-nine weeks ended December 23, 2005, the Company recorded a provision for income taxes of $2.3 million, for an effective tax rate of 39.75%, primarily resulting from federal and state taxes accrued at the statutory rate. For the thirty-nine weeks ended December 24, 2004, the Company recorded a provision for income taxes of $1.1 million, for an effective rate of

31.39%. The effective rate is lower than the federal and state statutory rates due to research and development credits and the California manufacturers’ investment credit.
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
10. Warranties
     The Company records an accrual for estimated warranty costs when revenue is recognized. Warranty covers repair costs of the LDX Analyzer and replacement costs of defective single-use test cassettes. The warranty period for the LDX Analyzer is one year and for single-use test cassettes is the shelf-life of the product. The warranty cost of the GDX Analyzer and test cartridges are the responsibility of the vendor. The Company has processes in place to estimate accruals for warranty exposure. The processes include estimated LDX Analyzer failure rates and repair costs, known design changes, and estimated replacement rates for single-use test cassettes. Although the Company believes it has the ability to reasonably estimate warranty expenses, unforeseeable changes in factors impacting the estimate for warranty could occur and such changes could cause a material change in the Company’s warranty accrual estimate. Such a change would be recorded in the period in which the change was identified. Changes in the Company’s product warranty liability during the thirty-nine weeks ended December 23, 2005 and December 24, 2004, respectively, were as follows (in thousands):

	Thirty-Nine Weeks Ended
	December 23,	December 24,
	2005	2004
Balance at the beginning of the year	$286	$314
Accruals and charges for warranty for the year	133	545
Cost of repairs and replacements	(246)	(591)

Balance	$173	$268

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of federal securities laws. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under “Factors Affecting Future Operating Results” and elsewhere in this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue” or the negative of these terms or other comparable terminology. Forward-looking statements include, but are not limited to, the following statements: our beliefs regarding the benefits of a recently granted patent, our expectation regarding future sales and marketing, research and development, and general and administrative expenses; and our expected capital expenditures. In evaluating these statements, you should specifically consider various factors, including the risks outlined under “Factors Affecting Future Operating Results.” These factors may cause our actual results to differ materially from any forward-looking statement.
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
Overview
     We are a leading provider of diagnostic tools and information for immediate risk assessment and therapeutic monitoring of heart disease and diabetes. We currently manufacture the Cholestech LDX® System (the “LDX System”), which includes the LDX Analyzer and a variety of single-use test cassettes and market the LDX System in the United States, Canada, Europe, Asia, Australia and Latin America. The LDX System, which is waived under the Clinical Laboratory Improvement Amendments (“CLIA”), allows healthcare providers to perform individual tests or combinations of tests with a single drop of blood from a fingerstick within approximately six minutes. Our current products measure and monitor blood cholesterol, related lipids, glucose, liver function and C-reactive protein, and are used to test patients at risk of or suffering from heart disease, diabetes and liver disease. The LDX System can also provide the Framingham Risk Assessment from the patient’s results as measured on the lipid profile cassette. In the thirteen weeks ended December 23, 2005 and the first thirty-nine weeks of fiscal year 2006, revenue from sales of the LDX Analyzer, single-use test cassettes and accessories represented 98% and 97% of our revenue, respectively.
     Our corporate headquarters is located in Hayward, California. All of our manufacturing, research, regulatory and administrative activities are conducted at this location. We sell our products through a worldwide network of over 85 distributors. We have 22 regional sales managers who coordinate and work with our distribution partners to identify and promote sales of our products. We also employ 18 technical service representatives who are responsible for field customer service and customer retention initiatives within our existing installed base of products.
     We have experienced recent significant developments that we expect to have a positive impact on our company, including the following:
•	In October 2005, we announced that we are partnering with AstraZeneca, a leading pharmaceutical company. We are providing a high sensitivity C-Reactive Protein (hs-CRP) test for the Cholestech LDX® System to rapidly pre-screen patients for eligibility to participate in a global multi-site clinical study, sponsored by AstraZeneca. The AstraZeneca clinical trial is designed to investigate the effect of a statin in the primary prevention of cardiovascular events in patients with normal to low cholesterol levels but elevated hs-CRP. C-Reactive protein (CRP) is a systemic marker of inflammation. The hs-CRP test is used to detect low-level increases of CRP in apparently healthy individuals. These increases are due to more subtle forms of inflammation, such as inflammation in the blood vessels, and cannot be detected using conventional CRP assays. Although we earned incremental revenue during the quarter in connection with this arrangement, the timing and level of market acceptance of the hs-CRP test are still uncertain.

•	In November 2005, we announced that we signed a definitive agreement with Boule Diagnostic International (Boule), an international manufacturer of hematology systems, headquartered in Stockholm, Sweden. Under the terms of the agreement, we will collaborate with Boule on the development and commercialization of a point of care Complete Blood Count (CBC) system, designed for waiver under the federal government’s Clinical Laboratory Improvement Amendments (CLIA). We will receive exclusive distribution rights covering all human applications in the United States and Canada. For these and other rights, we paid $2.5 million upon signing, and will pay $500,000 upon receipt of FDA 510(k) clearance and $1.0 million upon receipt of waiver under CLIA. We currently anticipate commercializing the CBC system in calendar 2007. Currently, there are no CLIA-waived CBC systems in use in the United States and it is expected that this could be the first.

•	In December 2005, we announced that we have joined forces with GE Healthcare, a unit of General Electric Company, to raise awareness on issues that affect women’s health with the “GE Women’s Health and Wellness Tour.” The national, mobile tour designed to educate women about their own health and wellness was launched in October 2004 in conjunction with Breast Cancer Awareness Month. The GE Women’s Health and Wellness Tour features a custom-designed, 53-foot vehicle that is fully equipped with the latest, state-of-the art clinical technology to offer education for women regarding breast cancer, cardiovascular disease, osteoporosis and other health issues. Attendees will have the opportunity to learn about how mammograms are performed and the benefits of digital mammography. In addition, the tour will provide blood pressure, cholesterol, pulse, and bone density screenings. As part of our sponsorship, the cholesterol screening is being conducted using the Cholestech LDX® System.
Results of Operations
     The following table sets forth our results of operations (in thousands) expressed as a percentage of total revenue. Our historical operating results are not necessarily indicative of the results for any future period.

	Thirteen Weeks Ended
	December 23, 2005		December 24, 2004
					Amount of	Percent
		% of		% of	Increase	Increase
	Amount	revenue	Amount	revenue	(Decrease)	(Decrease)

Revenue	$16,165	100%	$14,573	100%	$1,592	11%
Cost of revenue	6,111	38	5,771	40	340	6

Gross profit	10,054	62	8,802	60	1,252	14

Operating expenses
Sales and marketing	3,062	19	3,010	21	52	2
Research and development	3,640	22	1,181	8	2,459	208
General and administrative	3,003	19	2,346	16	657	28

Total operating expenses	9,705	60	6,537	45	3,168	48

Income from operations	349	2	2,265	16	(1,916)	(85)
Interest and other income, net	286	2	61	—	225	369
Provision for income taxes	314	2	647	4	(333)	(51)

Net income	$321	2%	$1,679	12%	$(1,358)	(81)%

	Thirty-Nine Weeks Ended
	December 23, 2005		December 24, 2004
					Amount of	Percent
		% of		% of	Increase	Increase
	Amount	revenue	Amount	revenue	(Decrease)	(Decrease)

Revenue	$46,516	100%	$37,663	100%	$8,853	24%
Cost of revenue	17,549	38	15,499	41	2,050	13

Gross profit	28,967	62	22,164	59	6,803	31

Operating expenses
Sales and marketing	9,326	20	8,650	23	676	8
Research and development	5,971	13	3,055	8	2,916	95
General and administrative	8,430	18	7,179	19	1,251	17

Total operating expenses	23,727	51	18,884	50	4,843	26

Income from operations	5,240	11	3,280	9	1,960	60
Interest and other income, net	617	1	128	—	489	382
Provision for income taxes	2,328	5	1,069	3	1,259	118

Net income	$3,529	8%	$2,339	6%	$1,190	51%

Thirteen weeks ended December 23, 2005 and December 24, 2004
and
Thirty—Nine weeks ended December 23, 2005 and December 24, 2004
     Revenue. For the thirteen weeks ended December 23, 2005, revenue increased $1.6 million or 11%, to $16.2 million from $14.6 million for the thirteen weeks ended December 24, 2004. The increase in revenue is primarily attributable to sales of single-use test cassettes which increased $1.2 million, or 10%, from $12.2 million for the thirteen weeks ended December 24, 2004 to $13.4 million for the thirteen weeks ended December 23, 2005. Revenue from sales of our LDX Analyzer increased $155,000, or 18%, to $1.0 million for the thirteen weeks ended December 23, 2005 from $857,000 for the thirteen weeks ended December 24, 2004. Revenue from sales of our GDX Analyzer and related single-use test cartridges decreased $119,000, or 24%, to $383,000 for the thirteen weeks ended December 23, 2005 from $502,000 for the thirteen weeks ended December 24, 2004. Accessories sales increased $272,000, or 24%, to $1.4 million for the thirteen weeks ended December 23, 2005 from $1.1 million for the thirteen weeks ended December 24, 2004.
     For the thirteen weeks ended December 23, 2005, domestic revenue increased $1.3 million, or 10%, to $14.1 million from $12.8 million for the thirteen weeks ended December 24, 2004. Most of the domestic increase related to revenue from single-use test cassettes, which increased $900,000, or 8% from $11.0 million the prior year period. The increase was due to our efforts to expand cassette sales, which resulted in a volume related increase of $653,000. In addition, a price increase on domestic LDX Analyzer related products that went into effect on August 1, 2005 contributed $233,000. LDX revenue increased $234,000, or 46%, to $737,000 for the thirteen weeks ended December 23, 2005 from

$503,000 for the thirteen weeks ended December 24, 2004. The revenue increase was driven by an increase in LDX units placed as a result of our continued effort to establish strategic partnerships with companies such as AstraZeneca. Domestic revenue for our GDX Analyzer and related single-use test cartridges decreased $146,000, or 32%, to $304,000 for the thirteen weeks ended December 23, 2005 from $450,000 for the thirteen weeks ended December 24, 2004.
     International revenue increased $227,000, or 12%, to approximately $2.0 million for the thirteen weeks ended December 23, 2005 from $1.8 million for the thirteen weeks ended December 24, 2004. International revenue is primarily related to pharmaceutical promotional programs which tend to occur in irregular patterns and are difficult to forecast. Most of the international revenue increase resulted from sales of single-use cassettes which increased $296,000, or 26%, to $1.4 million for the thirteen weeks ended December 23, 2005 from $1.1 million for the thirteen weeks ended December 24, 2004. This increase was offset by sales of the LDX Analyzer which decreased $79,000, or 22%, to $276,000 for the thirteen weeks ended December 23, 2005 from $355,000 for the thirteen weeks ended December 24, 2004. Additionally, international revenue for our GDX Analyzer and related products increased $27,000 to $79,000 for the thirteen weeks ended December 23, 2005 from $52,000 for the thirteen weeks ended December 24, 2004.
     For the thirty-nine weeks ended December 23, 2005, revenue increased $8.8 million, or 24%, to $46.5 million from $37.7 million for the thirty-nine weeks ended December 24, 2004. The increase was partially due to the impact of eliminating end of quarter discounts to our distributors in the prior fiscal year. Sales of single-use test cassettes increased $7.9 million, or 25%, from $31.1 million for the thirty-nine weeks ended December 24, 2004 to $39.0 million for the thirty-nine weeks ended December 23, 2005. Revenue for our LDX Analyzer remained consistent at $2.4 million for the thirty-nine weeks ended December 23, 2005 and the thirty-nine weeks ended December 24, 2004. Revenue for our GDX Analyzer and related single-use test cartridges decreased $176,000, or 12%, to $1.3 million for the thirty-nine weeks ended December 23, 2005, from $1.5 million for the thirty-nine weeks ended December 24, 2004. Accessories sales increased $764,000, or 25%, to $3.8 million for the thirty-nine weeks ended December 23, 2005 from $3.0 million for the thirty-nine weeks ended December 24, 2004.
     For the thirty-nine weeks ended December 23, 2005, domestic revenue increased $8.2 million, or 25%, to $40.9 million from $32.7 million for the thirty-nine weeks ended December 24, 2004. The increase was primarily due to the impact of eliminating end of quarter discounts to our distributors in the prior fiscal year. Most of the domestic revenue increase related to revenue from single-use test cassettes, which increased $7.0 million, or 25% from $27.9 million the prior year period. Additionally, domestic revenue for our GDX Analyzer and related single-use test cartridges, decreased $265,000, or 21%, to $1.0 million for the thirty-nine weeks ended December 23, 2005, from $1.3 million for the thirty-nine weeks ended December 24, 2004.
     International revenue increased $293,000, or 5%, to $5.6 million for the thirty-nine weeks ended December 23, 2005 from $5.3 million for the thirty-nine weeks ended December 24, 2004. International revenue is primarily related to pharmaceutical promotional programs which tend to occur in irregular patterns and are difficult to forecast. Most of the increase related to the sale of single-use test cassettes which increased $826,000, or 25%, to $4.1 million for the thirty-nine weeks ended December 23, 2005 from $3.3 million for the thirty-nine weeks ended September 24, 2004. This was offset by LDX Analyzer revenue which decreased $616,000, or 51%, to $581,000 for the thirty-nine weeks ended December 23, 2005 from $1.2 million for the thirty-nine weeks ended December 24, 2004. Additionally, international revenue for our GDX Analyzer and related products increased $89,000, or 43%, to $297,000 for the thirty-nine weeks ended December 23, 2005, from $208,000 for the thirty-nine weeks ended December 24, 2004.

     Cost of Revenue. Cost of revenue includes direct labor, direct material, overhead and royalties. Cost of revenue increased $340,000, or 6%, to $6.1 million for the thirteen weeks ended December 23, 2005 from $5.8 million for the thirteen weeks ended December 24, 2004. The increase was primarily related to the increased unit volume of products sold. Gross margin increased to 62% for the thirteen weeks ended December 23, 2005 compared to 60% for the thirteen weeks ended December 24, 2004. The increase in gross margin was driven by an August 1, 2005 price increase on domestic LDX related products, an increase in test cassette volume and manufacturing efficiencies.
     For the thirty-nine weeks ended December 23, 2005, cost of revenue increased $2.0 million, or 13%, to $17.5 million from $15.5 million for the thirty-nine weeks ended December 24, 2004. The increase in cost of revenue primarily related to an increase in product shipped due to the 24% increase in revenue. Gross margin increased to 62% for the thirty-nine weeks ended December 23, 2005 compared to 59% for the thirty-nine weeks ended December 24, 2004. The increase in gross margin was driven by an August 1, 2005 price increase on domestic LDX related products, an increase in test cassette volume, and manufacturing efficiencies.
     Sales and Marketing Expenses. Sales and marketing expenses include salaries, commissions, incentive compensation, travel and expenses for outside services related to marketing programs. Sales and marketing expenses increased $52,000, or 2%, to $3.1 million for the thirteen weeks ended December 23, 2005 from $3.0 million for the thirteen weeks ended December 24, 2004. The increase was mainly attributable to increased incentive compensation for anticipated achievement of management goals and travel related expenses. As a percent of total revenue, sales and marketing expenses decreased to 19% for the thirteen weeks ended December 23, 2005 from 21% for the thirteen weeks ended December 24, 2004.
     For the thirty-nine weeks ended December 23, 2005, sales and marketing expenses increased $676,000, or 8%, to $9.3 million from $8.6 million for the thirty-nine weeks ended December 24, 2004. Compensation increased $458,000 due to an increase in headcount and incentive compensation for anticipated achievement of management goals. Additionally, marketing expenses for trade shows and design and printing of promotional materials increased $333,000. As a percent of total revenue, sales and marketing expenses decreased to 20% for the thirty-nine weeks ended December 23, 2005 from 23% for the thirty-nine weeks ended December 24, 2004.
     Research and Development Expenses. Research and development expenses include salaries, incentive compensation, expenses for professional consulting and other miscellaneous outside services, supplies and depreciation of capital equipment. Research and development expenses increased $2.5 million, or 208%, to $3.6 million for the thirteen weeks ended December 23, 2005 from $1.2 million for the thirteen weeks ended December 24, 2004. The increase was attributable to the $2.5 million payment to Boule as part of the development and distribution agreement entered into during the quarter. As a percent of total revenue, research and development expenses increased to 22% for the thirteen weeks ended December 23, 2005 from 8% for the thirteen weeks ended December 24, 2004.
     For the thirty-nine weeks ended December 23, 2005, research and development expenses increased $2.9 million, or 95%, to $6.0 million from $3.1 million for the thirty-nine weeks ended December 24, 2004. The increased spending related primarily to the $2.5 million payment to Boule as part of the development and distribution agreement entered into during the quarter. Additionally, compensation increased $329,000 due to an increase in headcount and incentive compensation for anticipated achievement of management goals. As a percent of total revenue, research and development expenses increased to 13% for the thirty-nine weeks ended December 23, 2005 from 8% for the thirty-nine weeks ended December 24, 2004.
     General and Administrative Expenses. General and administrative expenses include compensation, benefits and expenses for outside professional services, including information services, legal and accounting. General and administrative expenses increased $657,000, or 28%, to $3.0 million for the thirteen weeks ended December 23, 2005 from $2.3 million for the thirteen weeks ended December 24, 2004. Compensation increased $367,000 due to an increase in headcount and incentive compensation for anticipated achievement of management goals. Additionally, outside professional services and travel related costs increased $114,000 primarily as a result of the Boule transaction and associate related fees and other general and administrative costs increased $184,000. As a percent of total revenue, general and administrative expenses increased to 19% for the thirteen weeks ended December 23, 2005 from 16% for the thirteen weeks ended December 24, 2004.
     For the thirty-nine weeks ended December 23, 2005, general and administrative expenses increased $1.2 million, or 17%, to $8.4 million from $7.2 million for the thirty-nine weeks ended December 24, 2004. The increase was primarily attributable to a $1.0 million increase in compensation and temporary help costs related to an increase in headcount and incentive compensation for anticipated achievement of management goals. Costs associated with outside professional services and consulting, including accounting support related to compliance cost of the Sarbanes-Oxley Act of 2002 and legal fees resulting from the Boule transaction, increased by $256,000. Additionally, travel and related costs increased by $75,000 as a result of the Boule transaction. These increases were partially offset by a $120,000 decrease in recruiting fees. As a percent of total revenue, general and administrative expenses decreased to 18% for the thirty-nine weeks ended December 23, 2005 from 19% for the thirty-nine weeks ended December 24, 2004.
     Interest and Other Income, Net. Interest and other income, net, primarily reflects income from the investment of cash balances and marketable securities, less the fees charged by financial institutions. Interest and other income, net, increased $225,000, or 369%, to $286,000 for the thirteen weeks ended December 23, 2005 from $61,000 for the thirteen weeks ended December 24, 2004. Interest and other income, net, increased $489,000, or 382%, to $617,000 for the thirty-nine weeks ended December 23, 2005 from $128,000 for the thirty-nine weeks ended December 24, 2004. The increases were primarily attributable to an increase in cash and marketable securities and an increase in interest rates from the prior year period.
     Income Taxes. For the thirty-nine weeks ended December 23, 2005, we recognized an income tax provision of $2.3 million, compared to an income tax provision of $1.1 million for the thirty-nine weeks ended December 24, 2004. The effective tax rate was 39.75% for the thirty-nine weeks ended December 23, 2005 which represents the federal tax at the statutory rate and the average state rate for all jurisdictions in which we are subject to income tax. For the thirty-nine weeks ended December 24, 2004 the effective tax rate was reduced to 31.39% as a result of an increase in state tax credits.

Liquidity and Capital Resources
     Cash flow information for the thirty-nine weeks ended December 23, 2005 and December 24, 2004 was as follows (in thousands):

	December 23,	December 24,
	2005	2004
Cash, cash equivalents, marketable securities and long-term marketable securities	$38,907	$31,407

Net cash provided by operating activities	6,716	9,020
Net cash used in investing activities	(6,742)	(8,508)
Net cash provided by financing activities	1,070	1,335

Net increase in cash and cash equivalents	$1,044	$1,847

     We have financed our operations primarily through net cash provided by operations and employee stock option exercises. In addition, we have available a $4.0 million revolving bank line of credit agreement which was renewed in September 2005 and will expire in September 2008. While the agreement is in effect, we are required to deposit assets with a collective value, as defined in the line of credit agreement, equivalent to no less than 100% of the outstanding principal balance. Amounts outstanding under the line of credit bear interest at either our choice of 0.5% below the bank’s prime rate or 1.00% above the LIBOR rate, depending on the payment schedule. There are currently no amounts outstanding under this line of credit and as a result, there were no limitations on our deposited assets.
     Cash Provided by Operating Activities. The net cash provided by operations decreased $2.3 million to $6.7 million for the thirty-nine weeks ended December 23, 2005 from $9.0 million for the thirty-nine weeks ended December 24, 2004. Net cash provided by operations was primarily attributable to net income of $3.5 million, which includes $2.8 million in expenses related to the Boule transaction, and $3.9 million of non-cash adjustments, including depreciation and deferred tax asset. A $710,000 decrease in working capital, other than cash, resulted from a $1.7 million decrease in accounts payable and accrued liabilities and accrued payroll and benefits. Inventories and prepaid and other assets also decreased $1.2 million.
     The net cash provided by operations of $9.0 million for the thirty-nine weeks ended December 24, 2004 was primarily attributable to net income of $2.3 million and $2.5 million of non-cash adjustments including depreciation. A decline in working capital, other than cash, provided an additional $4.1 million in cash. Accounts receivables decreased by $3.1 million due to more consistent distribution of revenue within the fiscal year brought about by ending discounts at the end of the quarter. Additionally prepaid expenses and other assets declined $103,000, due to a reduction in prepaid insurance premiums. This was offset by $1.0 million inventory increase for single-use test cassettes which related to projected future demand over the balance of the fiscal year.
     Cash Used in Investing Activities. Investing activities resulted in the net use of $6.7 million of cash during the thirty-nine weeks ending December 23, 2005. Spending on additional manufacturing and computer equipment, facilities improvements and software accounted for $1.9 million of capital expenditures, as well as an additional $500,000 for a license fee. Net purchases of marketable securities during the period used an additional $4.3 million in cash. Over the remainder of the current fiscal year we intend to spend approximately $1.7 million on additional capital expenditures for production equipment and other long lived assets.

     Investing activities resulted in the net use of $8.5 million of cash during the thirty-nine weeks ended December 24, 2004. Spending on additional manufacturing equipment, facilities improvements and software accounted for $2.4 million of capital improvements, as well as a $6.1 million purchase of marketable securities during the period.
     Cash Provided by Financing Activities. Cash provided by financing activities for both the thirty-nine weeks ended December 23, 2005 and December 24, 2004 related to the issuance of common stock pursuant to the employee stock incentive plans. We raised $1.1 million and $1.3 million from the incentive programs for the thirty-nine weeks ended December 23, 2005 and December 24, 2004, respectively.
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
Factors Affecting Future Operating Results
We have a history of operating losses and fluctuating operating results, which may result in the market price of our common stock declining
     Our revenue and operating results have varied significantly from quarter to quarter in the past and may fluctuate in the future. As of December 23, 2005, we had an accumulated deficit of $21.2 million. We recorded a net income of $4.9 million for fiscal year 2003, a net income of $8.7 million for fiscal year 2004 and a net income of $4.1 million for fiscal year 2005. The following are some of the factors that could cause our revenue, operating results and margins to fluctuate significantly from quarter to quarter:
•	the timing and level of market acceptance of the LDX System and the GDX System;

•	manufacturing problems, efficiencies, capacity constraints or delays;

•	the timing of the introduction, availability and market acceptance of new tests and products;

•	changes in demand for our products based on changes in third-party reimbursement policies, changes in government regulation and other factors;

•	product pricing and discounts;

•	the timing and level of expenditures associated with research and development activities;

•	the timing, establishment and maintenance of strategic distribution arrangements and the success of the activities conducted under such arrangements;

•	the timing of significant orders from, and shipments to, customers;

•	competition from other diagnostic companies;

•	costs and timing associated with business development activities, including potential licensing of technologies or intellectual property rights;

•	additions or departures of our key personnel;

•	promotional program spending by both domestic and European pharmaceutical companies;

•	variations in the mix of products sold; and

•	litigation or the threat of litigation.

•	adoption of new accounting standards, such as SFAS 123R;
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
Our stock price has been highly volatile and is likely to continue to be volatile, which could result in substantial losses for investors
     The market price of our common stock has in the past been, and in the future is likely to be, highly volatile. For example, between December 24, 2004 and December 23, 2005, the price of our common stock, as reported on the NASDAQ National Market System, has ranged from a low of $7.69 to a high of $13.68. These fluctuations could result in substantial losses for investors. Our stock price may fluctuate for a number of reasons including:

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
     We could experience difficulties that delay or prevent the successful development, introduction and marketing of new tests and products. For example, regulatory clearance or approval of any new tests or products may not be granted on a timely basis, or at all. We have experienced difficulties obtaining regulatory approval for tests in the past. Because the evaluation of applications by the FDA for CLIA waived status is not based on precisely defined, objectively measurable criteria, we cannot predict the likelihood of obtaining CLIA waived status for future products. In addition, our business strategy includes entering into 43,000s with clinical and commercial collaborators and other third parties for the development, clinical evaluation and marketing of existing products and products under development. These 43,000s may be subject to rights of termination and may be terminated without our consent. The parties to these 43,000s also may not abide by their contractual obligations to us and may discontinue or sell their current lines of business. In addition, these agreements require us to rely upon the third party to assist us in promoting market acceptance of the subject product. If we are unable to maintain successful relationships with these third parties, our business will suffer. Research performed under a collaboration for which we receive or provide funding may not lead to the development of products in the timeframe expected, or at all. If these agreements are terminated earlier than expected, or if third parties do not perform their obligations to us properly and on a timely basis, we may not be able to successfully develop new products as planned, or at all.
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
Our future results could be harmed by economic, political, regulatory and other risks associated with international sales
     Historically, a significant portion of our total revenue has been generated outside of the United States. International revenue as a percentage of our total revenue was approximately 12% for the thirty-nine weeks ended December 23, 2005, 14% in fiscal year 2005 and 14% in fiscal year 2004. We anticipate that international revenue will continue to represent a significant portion of our total revenue in the future. Our revenue is generally denominated in United States dollars; however, a strengthening of the dollar could make our products less competitive in foreign markets and, as a result, our future revenue from international operations may be unpredictable. We make foreign currency denominated purchases related to our GDX System in the United Kingdom. This exposes us to risks associated with currency exchange fluctuations. To minimize this risk, we have undertaken certain foreign currency hedging transactions; however, weakening of the dollar could make the cost of the GDX System less competitive in the domestic market, resulting in less predictable domestic revenue.
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
We rely on a limited number of customers for a substantial part of our revenue
     Sales to a limited number of customers have accounted for a significant portion of our revenue in each fiscal period. We expect that sales to a limited number of customers will continue to account for a substantial portion of our total revenue in future periods. Our top ten customers comprised approximately 65% of our revenue for the thirty-nine weeks ended December 23, 2005. In the thirty-nine weeks ended December 23, 2005, Physicians Sales and Service accounted for approximately 21% of our total revenue, Henry Schein Inc. accounted for approximately 11% and McKesson Medical Surgical accounted for approximately 7% of our total revenue. In fiscal year 2005, Physicians Sales and Service accounted for approximately 24% of our total revenue, Henry Schein Inc. accounted for approximately 9% and McKesson Medical Surgical accounted for approximately 7% of our total revenue. In fiscal year 2004, Physicians Sales and Service accounted for approximately 23% of our total revenue, Henry Schein Inc. accounted for approximately 9% and McKesson Medical Surgical accounted for approximately 8% of our total revenue. We have experienced periods in which sales to some of our major customers, as a percentage of total revenue, have fluctuated due to delays or failures to place expected orders. We do not have long-term agreements with any of our customers, who generally purchase our products pursuant to cancelable short-term purchase orders. If we were to lose a major customer or if orders by or shipments to a major customer were to otherwise decrease or be delayed, our operating results would be harmed.

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
ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of December 23, 2005 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decision regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
     Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On August 2, 2002, N.V. Euromedix (“Euromedix”) filed suit against the Company in the Commercial Court in Leuven, Belgium (No. F5700-02), seeking damages for the wrongful termination of an implied distribution agreement with the Company for Europe and parts of the Middle East. On November 7, 2002, the court dismissed the suit. On December 31, 2002, Euromedix filed suit against the Company in the Commercial Court in Leuven, Belgium (No. B/02/00044), seeking damages in the amount of approximately 3.5 million Euros for the wrongful termination of an implied distribution agreement with our company for Europe and parts of the Middle East. At the introductory hearing on April 1, 2003, the case was sent to the general docket. The Company believes this claim is without merit and intends to continue to defend the claim vigorously.
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
     Euromedix filed a request for a procedural calendar in the case pending before the Commercial Court of Leuven regarding the termination of the business relationship on July 11, 2002. On December 13, 2005, the Commercial Court of Leuven decided in an interim decision that the termination of the relationship is not governed by Belgian law, but Californian law and allowed the parties to file further submissions in order to substantiate the claims under Californian law. The case has been sent to the general docket.

     On March 26, 2004, a putative class action lawsuit captioned Northshore Dermatology Center, S.C. v. Cholestech Corporation, and Does 1-10, Case No. 04CH05342, was filed in the Circuit Court of Cook County, Illinois. The Company was served with the complaint and summons on March 31, 2004. The complaint alleged that the Company violated the federal Telephone Consumer Protection Act and various Illinois state laws by sending unsolicited advertisements via facsimile transmission to residents of Illinois. The complaint sought class certification and statutory damages of $500 to $1,500 each on behalf of a class that would include all residents of Illinois who received an unsolicited facsimile advertisement from the Company. On January 18, 2005 the parties entered into an agreement to settle all claims on behalf of a nationwide class. Under the terms of the settlement, the Company paid $625,000 in cash to settle all claims, $600,000 of which was funded by insurance. The Company also agreed to pay up to $50,000 for providing notice to the class and for processing claims. The Court gave final approval to the settlement on July 11, 2005. As of January 10, 2006, all claims have been settled and the matter is closed.
     We are also subject to various additional legal claims and assessments in the ordinary course of business, none of which are expected by management to result in a material adverse effect on the financial statements.

ITEM 6. EXHIBITS
10.17.2	Amended Revolving Line of Credit Note effective September 1, 2005 by and between Wells Fargo Bank and Registrant

10.61*	OEM Agreement by and between Registrant and Boule Diagnostics International AB dated November 14, 2005

31.1	Certifications of Chief Executive Officer under Rule 13a-14(a)

31.2	Certifications of Chief Financial Officer under Rule 13a-14(a)

32	Certifications of Chief Executive Officer and Chief Financial Officer under Rule 13a-14(b)

*	Confidential treatment has been requested for certain portions of this exhibit
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CHOLESTECH CORPORATION

Date: February 1, 2006	/s/ Warren E. Pinckert II

Warren E. Pinckert II
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 1, 2006	/s/ John F. Glenn

John F. Glenn
Vice President of Finance, Chief
Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
10.17.2	Amended Revolving Line of Credit Note effective September 1, 2005 by and between Wells Fargo Bank and Registrant

10.61*	OEM Agreement by and between Registrant and Boule Diagnostics International AB dated November 14, 2005

31.1	Certifications of Chief Executive Officer under Rule 13a-14(a)

31.2	Certification of Chief Financial Officer under Rule 13a-14(b)

32	Certification of Chief Executive and Chief Financial Officer under Rule 13a-14(b)

*	Confidential treatment has been requested for certain portions of this exhibit