Form 10-K
period 2006-03-31
CHOLESTECH CORPORATION
filed 2006-06-14
CIK 887227

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2006 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission file number: 000-20198

CHOLESTECH CORPORATION
(Exact name of registrant as specified in its charter)

California	94-3065493
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3347 Investment Boulevard Hayward, California (Address of principal executive offices)	94545 (Zip Code)

Registrant’s telephone number, including area code: (510) 732-7200
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value
Series A Participating Preferred Stock, no par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the common stock on September 23, 2005 as reported on the NASDAQ National Market, was approximately $128,071,000. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded from this computation. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The registrant does not have any non-voting stock.

As of May 31, 2006, the registrant had outstanding 14,892,870 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement for the 2006 Annual Meeting of Shareholders to be held August 16, 2006.

CHOLESTECH CORPORATION

ANNUAL REPORT ON FORM 10-K

For The Fiscal Year Ended March 31, 2006

PART I

Some of the statements contained in this Annual Report on Form 10-K are forward-looking statements about Cholestech Corporation (“we,” “us” or “Cholestech”), including but not limited to those specifically identified as such, that involve risks and uncertainties. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither any other person nor we assume responsibility for the accuracy and completeness of such statements. Important factors that may cause actual results to differ from expectations include those discussed in Item 1A: Risk Factors beginning on page 16 in this document.

We were incorporated under the laws of the State of California in February 1988. Our principal executive offices are located at 3347 Investment Boulevard, Hayward California 94545 and our telephone number at that location is (510) 732-7200.

ITEM 1.	BUSINESS

Overview

We are a leading provider of diagnostic tools and information for immediate risk assessment and therapeutic monitoring of heart disease and diabetes. We currently manufacture the Cholestech LDX® System (the “LDX System”), which includes the LDX Analyzer and a variety of single-use test cassettes and market the LDX System in the United States, Europe, Asia, Australia and South America. The LDX System, which is waived under the Clinical Laboratory Improvement Amendments (“CLIA”), allows healthcare providers to perform individual tests or combinations of tests with a single drop of blood from a fingerstick within five minutes. Our current products measure and monitor blood cholesterol, related lipids, glucose and liver function, and are used to test patients at risk of or suffering from heart disease, diabetes and liver disease. The LDX System can also provide Coronary Heart Disease Risk Assessment from the patient’s results as measured on the lipid profile cassette. In fiscal year 2006, revenue from sales of the LDX Analyzer and single use test cassettes represented over 89% of our revenue.

We also market and distribute the Cholestech GDXTM System (the “GDX System”) under a multi-year global distribution agreement with Provalis Diagnostics Ltd. We began distributing the GDX System under this agreement in July 2002. The Cholestech GDX is a hemoglobin A1c (“A1C”) testing system that is also waived under CLIA and is used to measure A1C in less than five minutes using a single drop of blood from a fingerstick. The quantitative measure of A1C is well-established as an indicator of a patient’s long-term glycemic control. Unlike daily glucose monitoring, which provides a snapshot of a patient’s glucose level at the time of testing, A1C provides an average glucose level over the previous 90 days. A1C levels indicate the long-term progress of a patient’s diabetes and therapy management.

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

We specifically target our products for markets outside of traditional hospital or clinical laboratories through our worldwide network of over 85 distributors. Our primary market is the physician office laboratory market, which consists of approximately 106,000 sites operated by physicians or groups of physicians that are registered with the Centers for Medicare & Medicaid Services (“CMS”). Approximately 53,000 of these are registered to perform only tests that have been waived under CLIA. According to CMS, the number of CLIA-waived physician office laboratories has increased 28% since 2000.

Sales of our products to international markets represented 13% of our revenue in fiscal year 2006. While a majority of such sales are in Europe, we are expanding into Asia, and South America. See Note 11 of the Financial Statements for details on our international revenue.

Providing rapid service to our customers is one of the fundamentals of our business. Generally we fulfill our customers’ orders within two business days of the placement of an order, resulting in no material backlog as of March 31, 2006. Although there are certain months of the year in which testing for cholesterol typically increases, such as September which is National Cholesterol Month and February which is National Heart Month, historically we have not experienced fluctuations in sales of our products due to seasonality.

We plan to leverage our worldwide installed base of diagnostic systems in our customers’ locations and current LDX product platform by introducing new test cassettes. In addition, we plan to leverage our distribution capabilities by adding new technology platforms, such as our recently announced market development and product distribution agreement involving a novel and proprietary system for addressing endothelial dysfunction. We believe that this strategy, combined with the enactment of Medicare coverage for cholesterol and diabetes screening beginning January 2005, a continued effort by major pharmaceutical companies to obtain over-the-counter status for certain statin drugs and the ongoing efforts by pharmaceutical companies to promote awareness of both the risk factors and the importance of screening and monitoring related to heart disease and diabetes, will position our company to capitalize on attractive long-term growth opportunities.

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

•	In 2002, the estimated cost in the United States of coronary heart disease and diabetes was $244 billion.

•	The American Heart Association estimates that more than 71 million people suffer from some form of cardiovascular disease, which is the leading cause of death of adults in the United States.

•	Heart disease is the leading cause of death in people with type 2 diabetes, which has a death rate from heart disease which is two to four times higher than for those who do not have diabetes.

•	Based on evidence from scientific studies, the National Cholesterol Education Program (“NCEP”) expert panel and the National Institutes of Health (“NIH”) issued guidelines in May 2001 which are substantially increasing the number of Americans being treated for high cholesterol. Numerous research studies substantiate that reducing high cholesterol levels reduces the risk of a coronary event by 31%. NIH guidelines continue to encourage the increase of cholesterol testing as the recommended LDL levels decreased from 100 to 70 for certain high risk patients in 2004.

•	Based on the NIH guidelines, approximately 217 million Americans should be screened or monitored for high cholesterol. Additionally, the number of Americans on therapeutic lifestyle changes, such as dietary treatment, is expected to grow to over 65 million. The number of Americans prescribed a cholesterol-lowering drug is expected to grow to over 36 million.

•	Diabetes is estimated to afflict approximately 21 million people in the United States, over a third of whom have not yet been identified as being diabetic. Additionally, 41 million Americans require treatment for prevention of diabetes and 97 million should be screened or monitored for diabetes risk based on data and recommendations from the American Diabetes Association and the U.S. Department of Health and Human Services.

Our Strategy

Our strategy is to be the leading provider of diagnostic tools and information for immediate risk assessment and therapeutic monitoring of heart disease and diabetes. The components of this strategy include:

•	Leverage Our Installed Base. We intend to leverage our installed base of LDX systems in each customer location by adding new test cassettes to our current testing platform and offering new products which increase the amount and frequency of testing. Our current research and development efforts include the planned introduction of a new test cassette for lipid profile /alanine aminotransferase (“ALT”).

•	Improve Cassette Usage. We intend to increase the sale of single-use test cassettes through the placement of additional LDX Analyzers, development of new diagnostic tests and increased customer retention activities through marketing programs and the deployment of additional field service personnel focused on our installed base.

•	Increase Market Penetration. We intend to further penetrate the physician office laboratory and health promotion markets by increasing the number of installed LDX Analyzers both domestically and internationally through our network of over 85 distributors. We continue to implement marketing and related programs to increase awareness of the advantages of the LDX System among healthcare providers and third party payors.

•	Expand Manufacturing Capabilities and Efficiencies. We continue to expand our manufacturing capacity for the single-use cassettes. Additionally, we plan to continue to introduce improvements into our processes to enhance our manufacturing operations, including quality, throughput, yields and efficiencies.

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

Our research and development expenses were $7.6 million, $4.3 million, and $3.2 million for fiscal year 2006, fiscal year 2005, and fiscal year 2004, respectively.

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

The LDX Analyzer

Revenue from the LDX Analyzer represented 5%, 6%, and 8% of total revenue in fiscal year 2006, fiscal year 2005, and fiscal year 2004, respectively. The LDX Analyzer is a proprietary, four-channel, reflectance photometer that measures the amount of light reflected from the reaction surfaces of a test cassette and incorporates a microprocessor with built-in software. The LDX Analyzer contains a drawer for insertion of the cassette, three buttons for user activation and a liquid crystal display to present the test results. Using the information and instructions encoded on the cassette’s magnetic strip, the LDX Analyzer’s built-in microprocessor regulates the reaction conditions, controls the optical measurements of analyte concentrations on the cassette’s reaction pads, executes the required calculations and, within five minutes, displays the results on the liquid crystal display. The results are displayed as a numerical value of the level of the analyte tested and can be transferred to a printer, computer or computer network.

The built-in software calculates the numeric values of the test results and is contained in a removable read only memory software pack mounted in an access well on the bottom of the LDX Analyzer. We upgrade the software as new products are developed, allowing healthcare providers to easily replace the existing read only memory pack with a new pack containing upgraded software. The LDX Analyzer, along with a printer, accessories and starter pack, comprises a LDX System and currently has a domestic list price of $2,115.

Cassette Products

Revenue from cassette products represented 84%, 83%, and 81% of total revenue in fiscal year 2006, fiscal year 2005, and fiscal year 2004, respectively. Our line of single-use, disposable test cassettes for the LDX System incorporates patented and licensed technology for distributing precisely measured plasma to up to four reaction pads for simultaneous testing. Each cassette has three parts: a main body that contains the sample well into which the blood sample is dispensed, a reaction bar where plasma is transferred for analysis and a magnetic strip encoded with test instructions and lot specific calibration information for the various chemistries on the reaction pads. Capillary action draws a drop of blood through a separation medium within the cassette, stopping the cellular components of the blood while transferring a small volume of plasma to the cassette’s reaction pads. When the plasma contacts the reaction pads, the dry chemistry reacts with the analytes in the plasma, producing color. The intensity of color developed indicates the concentration of the analytes in the plasma. The magnetic strip contains information needed by the LDX Analyzer to convert the reflected color reading into a concentration level for the accurate measurement of the analytes being tested. As a result of this automatic process, the healthcare provider does not have to interpret any color reaction, relate a reading to a separate chart or input calibration information. Our available test cassettes range in current domestic list price from $4.19 to $13.00 per cassette and include up to six results per cassette.

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

The following table summarizes our current products and products under development:

Product	Regulatory Status(1)

Instrument
LDX Analyzer	FDA cleared; CLIA waived
GDX Analyzer	FDA cleared; CLIA waived
Endo-Pat	FDA cleared
Cassette Products
Current
Lipid Profile (Lipid)	FDA cleared; CLIA waived
(Total cholesterol/High density lipoproteins/Glucose/Triglycerides/Estimated LDL cholesterol/and TC/HDL ratio)
Lipid Profile plus Glucose (Lipid/GLU)	FDA cleared; CLIA waived
Total Cholesterol and Glucose (TC, GLU)	FDA cleared; CLIA waived
Total Cholesterol/High Density Lipoproteins/Glucose (TC, HDL, GLU)	FDA cleared; CLIA waived
Total Cholesterol and High Density Lipoproteins (TC, HDL)	FDA cleared; CLIA waived
Total Cholesterol (TC)	FDA cleared; CLIA waived
Alanine Aminotransferase (ALT)/Aspartate Aminotransferase (AST)	FDA cleared; CLIA waived
High Sensitivity C-Reactive Protein (hs-CRP)	FDA cleared
Under Development(2)
Lipid Profile/Alanine Aminotransferase (Lipid/ALT)	No regulatory filing required
In Feasibility Studies(3)
Total Bilirubin (Tbil)	Not filed or applied
Alkaline Phosphate (ALP)	Not filed or applied
Creatine Kinase (CK)	Not filed or applied
Direct Low Density Lipoproteins (LDL)	Not filed or applied
Cartridge Product
Hemoglobin A1c (A1C)	FDA cleared; CLIA waived

(1)	“FDA” means the United States Food and Drug Administration; “FDA cleared” means the product has received market clearance pursuant to Section 510(k) of the Food, Drug and Cosmetics Act of 1938, as amended. “CLIA waived” means the Food and Drug Administration has granted our application to classify the product as having waived status with respect to the Clinical Laboratory Improvement Amendments.

(2)	Products under development are those that have completed the feasibility phase of the commercialization process and have begun the development phase. During the development phase, manufacturing processes are developed and defined, initial lots are made using those manufacturing processes and performance against product specifications is demonstrated. The products under development are then transferred to manufacturing prior to launch.

(3)	Products in the feasibility phase of our commercialization process are studied to determine the compatibility of the reagents with the single use test cassette and preliminary data is generated to indicate if the reagents can perform to preliminary specifications.

Current Cassette and Cartridge Products

Our current test products are designed to measure and monitor blood cholesterol, related lipids, glucose, alanine and aspartate aminotransferase, C-reactive protein and A1C. Lipids travel in the blood within water-soluble particles called lipoproteins.

•	Lipid Profile. We offer a lipid profile cassette, which directly measures TC, HDL and triglycerides. This cassette meets all of the screening and monitoring guidelines recommended by the NIH guidelines. In addition, the lipid profile cassette calculates estimated values for LDL and the ratio of TC to HDL. The development of cardiovascular disease has been associated with three lipoprotein abnormalities: high levels of LDL, high levels of very low density lipoproteins (“VLDL”) and low levels of HDL. LDL, the major carrier of cholesterol and VLDL, a major carrier of triglycerides in the blood, have been shown to be associated with deposits of plaque on the arterial wall. High levels of triglycerides can also lead to development of such plaque. Accumulation of this plaque leads to a narrowing of the arteries and increases the likelihood of cardiovascular disease. The lipid profile cassette thus performs multiple tests in the diagnostic screening and ongoing therapeutic monitoring of individuals who have high LDL levels or who exhibit two or more other cardiovascular disease risk factors. NCEP guidelines recommend that healthcare providers perform two lipid profiles, one to four weeks apart, before initiating lipid lowering drug therapy.

•	Lipid Profile plus Glucose Panel, Total Cholesterol and Glucose Panel, and Total Cholesterol/High Density Lipoproteins/Glucose Panel. Recognizing the relationship between diabetes and abnormal lipid levels, we developed a blood glucose test for the LDX System and combined it with each of its three lipid related test panels. The resulting panels provide input used in the diagnostic screening and therapeutic monitoring of patients with diabetes, whether or not they are aware they are diabetic, as well as individuals who may be at risk of cardiovascular disease.

•	Total Cholesterol and High Density Lipoproteins Panel. The total cholesterol (“TC”) and high density lipoproteins (“HDL”) panel is the recommended test under the current NIH guidelines if the individual being screened has not fasted. HDL particles circulate in the blood and can pick up cholesterol from arteries and carry it to the liver for elimination from the body. HDL is sometimes called “good cholesterol” because of this function. This panel also calculates the ratio of TC to HDL, a recognized measure of cholesterol induced cardiac risk.

•	Total Cholesterol. This stand-alone test for measuring TC was our first test, developed in conjunction with NCEP guidelines issued in 1988.

•	Alanine and Aspartate Aminotransferase. Patients undergoing certain drug therapies must be monitored for increases in certain enzymes that are associated with liver damage. The alanine and aspartate aminotransferase (“ALT/AST”) test combined with our lipid profile allows healthcare providers to monitor both the impact of and potential adverse side effects on the liver from lipid lowering and diabetic therapies.

•	A1C. Hemoglobin A1c (“A1C”) is recommended by the American Diabetes Association for long-term management of glycemia in diabetes mellitus. Patients being treated to lower their blood glucose levels are tested from two to four times per year depending on whether their A1C levels are stable or their therapy is changing.

•	High Sensitivity C-Reactive Protein. The hs-CRP test measures, by immunoassay, the amount of CRP present in a patient sample. Recent research has demonstrated that CRP is a systemic marker of inflammation and the measurement of CRP is useful in the detection and evaluation of infection, tissue injury, inflammatory disorders, and associated diseases. Studies have shown that CRP is an independent risk factor for coronary heart disease and when used in conjunction with certain other risk factors, such as total cholesterol and HDL-cholesterol, is useful in predicting future cardiovascular events.

Cassette Products Under Development

Products listed under development are undergoing optimization of design, performance testing, scale up, clinical trials, regulatory submissions and transfer to production.

•	Lipid Profile/Alanine Aminotransferase. We plan to offer a single cassette containing both our CLIA waived lipid profile and ALT tests (“Lipid/ALT”). The integration of the lipid parameters (total cholesterol, HDL cholesterol and triglycerides) and liver function parameter (ALT) will provide convenience and ease of use for our customers. We expect this product to be available in late calendar year 2006.

Cassette Products in Feasibility Studies

We are in various stages of feasibility studies for new cassettes that would expand our product line for diagnostic testing. We may develop additional tests depending on the progress of our existing development efforts and available resources.

Liver Panel

•	ALT/AST.

•	Total Bilirubin. The total bilirubin test is a liver function test that is helpful in the differentiation of the cause of jaundice.

•	Alkaline Phosphatase. Alkaline phosphatase is a group of enzymes that are active at an alkaline pH. Alkaline phosphatase activity is highest in the liver, bone, intestine and kidney and is a useful test of liver function. Measurement of alkaline phosphatase in the blood is for differentiating hepatobiliary disease from osteogenic bone disease.

Statin Safety Panel

•	ALT/AST.

•	Creatine Kinase. Creatine kinase (“CK”) is an enzyme with high levels of enzyme activity in skeletal muscle. Measurement of CK in patients on statin drug therapy is useful for monitoring for damage to skeletal muscle, a rare side effect of statin therapy.

Individual Test Cassettes

•	Direct Low Density Lipoproteins. The direct low density lipoproteins (“LDL”) cholesterol test permits the direct measurement of LDL cholesterol in a patient sample. The calculated LDL cholesterol is subject to a number of limitations including the need for a fasting sample. The direct LDL cholesterol test is reimbursable, whereas the calculated test is not.

Other Platforms

•	Vascular Endothelial Dysfunction. The Endo-Pat 2000 is a non-invasive device that is as a diagnostic aid in the detection of coronary artery endothelial dysfunction. The endothelium is the lining of all the blood vessels and is the site of the development of coronary artery disease.

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

Boule Diagnostics

In November 2005, we signed a definitive agreement with Boule Diagnostic International Boule, an international manufacturer of hematology systems, headquartered in Stockholm, Sweden. Under the terms of the agreement, we will collaborate with Boule on the development and commercialization of a point of care Complete Blood Count (CBC) system, designed for waiver under CLIA. We will receive exclusive distribution rights covering all human applications in the United States and Canada.

Itamar Medical

In April 2004, we signed a market development and product distribution agreement with Itamar Medical Limited, involving a novel and proprietary system for assessing vascular endothelial dysfunction. Vascular disease experts recognize endothelial dysfunction as an early stage in the development of atherosclerosis.

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

Our sales and marketing strategy includes increasing penetration into the physician office laboratory and health promotion markets and leveraging our installed base of LDX and GDX Analyzers. We plan to dedicate a significant portion of our sales and marketing efforts to educate current and potential customers about the clinical and economic benefits of diagnostic screening and therapeutic monitoring and about new test cassettes as they become available for distribution. In order to support this effort, we have hired representatives who focus on calling our key accounts by phone. We also plan to continue to cultivate strategic relationships with development partners, pharmaceutical companies and distributors. We intend to leverage the technology, customer base, marketing power and distribution networks of these partners to accelerate market penetration and increase cassette usage. Our current marketing activities are primarily focused on:

•	Physician Office Laboratories. We have entered into non-exclusive distribution agreements with five national medical products distributors, Cardinal Health, Fisher Scientific, McKesson, Physician Sales and Service and Henry Schein, which together have more than 2,500 sales professionals who focus primarily on the United States physician office laboratory (“POL”) market. We have also retained more than 35 regional distributors in the United States. In addition, we and our distributors focus sales and marketing efforts on physicians whose practices include a high incidence of the cholesterol-related diseases targeted by our test cassettes, including cardiologists, lipid clinicians, internists and family practitioners.

•	Health Promotion. We have ongoing relationships with approximately 15 regional distributors whose primary focus are to provide equipment and supplies to customers that conduct diagnostic screening for cholesterol and related lipid levels and diabetes. Some of these distributors also sell to the POL market segment.

•	International. Our international distribution strategy is to penetrate targeted geographical markets by selling directly to distributors in those markets. We have entered into non-exclusive agreements with approximately 35 foreign distributors to distribute the LDX System and cassettes primarily in Europe, Asia and South America.

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

Patents and Proprietary Technology

We have 10 patents in the United States covering various technologies, including the method for separating HDL from other lipoproteins in a dry chemistry format, the basic design of the testing cassette and the LDX Analyzer and the method of correcting for the effects of substances that can interfere with testing of a blood sample that expire between 2009 and 2022. We have filed four additional patent applications in the United States and internationally under the Patent Cooperation Treaty and individual foreign applications. We are also the licensee of United States patents relating to the measurement of Lp(a) and a portion of our cassette technology.

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

The FDC Act regulates our quality control and manufacturing procedures by requiring us and our contract manufacturers to demonstrate compliance with quality systems regulations. The FDA monitors compliance with these requirements by requiring manufacturers to register with the FDA, which subjects them to periodic inspections. We were inspected by the FDA in 2002 as part of a routine quality system audit. The State of

California also regulates and inspects our manufacturing facilities. We have been inspected twice by the State of California to date and are manufacturing under an issued medical device manufacturer’s facility license from the State of California. If any violations of our applicable regulations are noted during a FDA, European Notified Body or State of California inspection of our manufacturing facilities or those of our contract manufacturers, the continued marketing of our products could be materially adversely affected.

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

Employees

As of March 31, 2006, we employed 212 full-time associates. There were 89 employees in manufacturing, 55 employees in sales and marketing, 40 employees in administration and 28 employees in research and development. None of our associates are covered by a collective bargaining agreement, and management considers relations with employees to be excellent.

Executive Officers

The names, ages and positions of our current executive officers are as follows:

Name	Age	Position

Warren E. Pinckert II	62	President, Chief Executive Officer and Director
John F. Glenn	44	Vice President of Finance, Chief Financial Officer, Treasurer and Secretary
Gregory L. Bennett	44	Vice President of Development
Barbara T. McAleer	48	Vice President of Quality Assurance and Regulatory Affairs
Kenneth F. Miller	50	Vice President of Sales and Marketing
Terry L. Wassmann	59	Vice President of Human Resources
Donald P. Wood	54	Vice President of Operations

Warren E. Pinckert II has served as our President, Chief Executive Officer and a Director since June 1993. Mr. Pinckert served as our Executive Vice President of Operations from 1991 to June 1993, and as our Chief Financial Officer and Vice President of Business Development from 1989 to June 1993. Mr. Pinckert also served as our Secretary from 1989 to January 1997. Before joining Cholestech, Mr. Pinckert was Chief Financial Officer of Sunrise Medical Inc., an international durable medical products manufacturer, from 1983 to 1989. Mr. Pinckert also serves on the Board of Advisors for the San Francisco State University School of Business. Mr. Pinckert holds a Bachelor of Science degree in Accounting and a Masters of Business Administration degree from the University of Southern California.

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

Mr. Gregory L. Bennett has served as our Vice President, Development since December 2005. From November 2003 to December 2005, he served as our Director of Engineering, in charge of Process Engineering, Quality Control, Facilities, Product Transfer and Manufacturing Engineering. Prior to joining Cholestech, Mr. Bennett was Director of Process Development Engineering for LifeScan Inc., a Johnson & Johnson company. Before this position, Mr. Bennett held a variety of engineering leadership positions in both Operations and R&D at LifeScan, where he spent 12 years. Prior to LifeScan, Mr. Bennett held several engineering positions with Pechiney where he worked for seven years. Mr. Bennett holds a Bachelor of Science degree Mechanical Engineering from the University of Wisconsin — Madison.

Barbara T. McAleer has served as our Vice President of Quality Assurance and Regulatory Affairs since February 2005. Before joining Cholestech, Ms. McAleer was a managing partner at LOL Partners, a consulting firm specializing in the healthcare industry. From January 2001 to June 2003, she was General Manager/Vice President of Operations & Quality for Calypte Biomedical Corporation. Before joining Calypte, Ms. McAleer spent 1982 to 2000 with Johnson & Johnson in various manufacturing and quality assurance positions. Ms. McAleer holds a

Bachelor of Science degree in Operations Management from Penn State University and a MBA from Claremont Graduate School, Peter Drucker Management Center.

Kenneth F. Miller has served as our Vice President of Sales and Marketing since June 2004. Before joining Cholestech, Mr. Miller served as the Chief Operating Officer at R2 Technology Inc. from July 2002 to March 2004. He also served as R2 Technology’s Chief Marketing Officer from June 2000 to June 2002. Prior to joining R2 Technology, Mr. Miller served as Chief Operating Officer of LiquidBorders Inc. from October 1999 to May 2000 and Vice President of Sales of Alaris Medical Inc. from April 1997 to October 1999. Mr. Miller holds a Bachelor of Science degree in Chemistry, Zoology, and Physiology from Rutgers University and a Masters of Business Administration degree from Fairleigh Dickinson University.

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

Available Information

Our website is located at http://www.cholestech.com. Electronic copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available, free of charge, on the “Investor” section of our website as soon as practicable after we electronically file such material with the Securities and Exchange Commission. The contents of our website are not incorporated by reference in this Annual Report on Form 10-K.

ITEM 1A:	RISK FACTORS

The reader should carefully consider each of the risks and uncertainties we describe below, as well as all of the other information in this report. The risks and uncertainties we describe below are not the only ones we face. Additional risks and uncertainties which we are currently unaware of or that we currently believe to be immaterial could also adversely affect our business.

We have a history of operating losses and fluctuating operating results, which may result in the market price of our common stock declining

Our revenue and operating results have varied significantly from quarter to quarter in the past and may continue to fluctuate in the future. As of March 31, 2006, we had an accumulated deficit of $19.1 million. We recorded a net profit of $5.6 million for fiscal year 2006, a net profit of $4.1 million for fiscal year 2005, and a net profit of $8.7 million for fiscal year 2004. The following are some of the factors that could cause our revenue, operating results and margins to fluctuate significantly from quarter to quarter:

•	the timing and level of market acceptance of the LDX System and the GDX System;

•	manufacturing problems, efficiencies, capacity constraints or delays;

•	the timing of the introduction, availability and market acceptance of new tests and products;

•	changes in demand for our products based on changes in third-party reimbursement policies, changes in government regulation and other factors;

•	product pricing and discounts;

•	the timing and level of expenditures associated with research and development activities;

•	the timing, establishment and maintenance of strategic distribution arrangements and the success of the activities conducted under such arrangements;

•	the timing of significant orders from, and shipments to, customers;

•	competition from diagnostic companies with greater financial capital and resources;

•	costs and timing associated with business development activities, including potential licensing of technologies or intellectual property rights;

•	additions or departures of our key personnel;

•	promotional program spending by both domestic and European pharmaceutical companies;

•	variations in the mix of products sold;

•	litigation or the threat of litigation; and

•	Adoption of new accounting standards, such as SFAS 123R.

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

Our stock price has been highly volatile and is likely to continue to be volatile, which could result in substantial losses for investors

The market price of our common stock has in the past been, and in the future is likely to be, highly volatile. For example, between March 26, 2005 and March 31, 2006, the price of our common stock, as reported on the NASDAQ National Market System, has ranged from a low of $7.95 to a high of $13.19. These fluctuations could result in substantial losses for investors. Our stock price may fluctuate for a number of reasons including:

•	quarterly variations in our operating results;

•	litigation or threat of litigation;

•	developments in or disputes regarding patent or other proprietary rights;

•	announcements of technological or competitive developments by us and our competitors;

•	regulatory developments regarding us or our competitors;

•	changes in the current structure of the healthcare financing and payment systems;

•	our failure to achieve, or changes in, financial estimates by securities analysts and comments or opinions about us by securities analysts or major shareholders;

•	stock market price and volume fluctuations, which have particularly affected the market prices for medical products and high technology companies and which are often unrelated to the operating performance of such companies; and

•	general economic, political and market conditions.

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

Our LDX manufacturing equipment and cassette manufacturing lines would be costly and time consuming to repair or replace if their operation were interrupted. The interruption of our manufacturing operations or the loss of associates dedicated to the manufacturing facility could severely harm our business. The risks involving our manufacturing lines include:

•	as our production levels increase, we could be required to use our machinery more hours per day and the down time resulting from equipment failure could increase;

•	the custom nature of much of our manufacturing equipment increases the time required to remedy equipment failures and replace equipment;

•	we have a limited number of associates dedicated to the operation and maintenance of our manufacturing equipment, the loss of whom could impact our ability to effectively operate and service such equipment;

•	we manufacture all of our cassettes at our Hayward, California manufacturing facility, so manufacturing operations are at risk to interruption from earthquake, fire, power outages or other events affecting this one location; and

•	our newest manufacturing line is operating at production capability. Our failure to maintain production levels and operate this line at production capability for an extended period would impact our ability to increase our manufacturing capacity.

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

Our future results could be harmed by economic, political, regulatory and other risks associated with international sales

Historically, a significant portion of our total revenue has been generated outside of the United States. International revenue as a percentage of our total revenue was approximately 13% in fiscal year 2006 and 14% in fiscal year 2005. We anticipate that international revenue will continue to represent a significant portion of our total revenue in the future. Our revenue is generally denominated in United States dollars; however, a strengthening of the dollar could make our products less competitive in foreign markets and, as a result, our future revenue from international operations may be unpredictable. We make foreign currency denominated purchases related to our GDX System in the United Kingdom. This exposes us to risks associated with currency exchange fluctuations.

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

We rely on a limited number of customers for a substantial part of our revenue

Sales to a limited number of customers have accounted for a significant portion of our revenue in each fiscal period. We expect that sales to a limited number of customers will continue to account for a substantial portion of our total revenue in future periods. Our top ten customers comprised approximately 66% of our revenue in fiscal year 2006. In fiscal year 2006, Physicians Sales and Service accounted for approximately 22% of our total revenue, Henry Schein Inc. accounted for approximately 11% and McKesson Medical Surgical accounted for approximately 7% of our total revenue. In fiscal year 2005, Physicians Sales and Service accounted for approximately 24% of our total revenue, Henry Schein Inc. accounted for approximately 9% and McKesson Medical Surgical accounted for approximately 7% of our total revenue. We have experienced periods in which sales to some of our major customers, as a percentage of total revenue, have fluctuated due to delays or failures to place expected orders. We do not have long-term agreements with any of our customers, who generally purchase our products pursuant to cancelable short-term purchase orders. If we were to lose a major customer or if orders by or shipments to a major customer were to otherwise decrease or be delayed, our operating results would be harmed.

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

We expect to continue to incur significant expenses and to devote additional resources to Section 404 compliance on an ongoing basis. In addition, it is difficult for us to predict how long it will take to complete the assessment of the effectiveness of our internal control over financial reporting each year and we may not be able to complete the process on a timely basis. In the event that internal controls over financial reporting are not effective as defined under Section 404, we cannot predict how regulators will react or how the market prices of our shares will be affected. In addition, if we fail to maintain an effective system of internal control or if we were to discover material weaknesses in our internal control systems, we may be unable to produce reliable financial reports or prevent fraud and it could harm our results of operations and financial condition.

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

ITEM 1B:	UNRESOLVED STAFF COMMENTS

None.

ITEM 2:	PROPERTIES

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

On August 2, 2002, N.V. Euromedix (“Euromedix”) filed suit against the Company in the Commercial Court in Leuven, Belgium (No. F5700-02), seeking damages for the wrongful termination of an implied distribution agreement with the Company for Europe and parts of the Middle East. On November 7, 2002, the court dismissed the suit. On December 31, 2002, Euromedix filed another suit against the Company in the Commercial Court in Leuven, Belgium (No. B/02/00044), seeking damages in the amount of approximately 3.5 million Euros for the wrongful termination of an implied distribution agreement with our company for Europe and parts of the Middle East. At the introductory hearing on April 1, 2003, the case was sent to the general docket. The Company believes this claim is without merit and intends to continue to defend the claim vigorously.

On March 14, 2003, the Company initiated trademark infringement proceedings against Euromedix before the President of the Commercial Court in Leuven, Belgium (No. BRK/03/00017), seeking in principle an order (i) to prohibit Euromedix from selling, stocking, importing, exporting or promoting in the European Economic Area (“EEA”) products that violate the Company’s trademarks, under a penalty of 10,000 Euros for each LDX-Analyzer sold, a penalty of 1,000 Euros for each cassette sold contrary to the prohibition and a 25,000 Euros penalty for each publicity of advertisement; (ii) to prohibit Euromedix from using certain slogans and phrases, in combination with products associated with certain of the Company’s trademarks, in trade documents or other announcements, under a penalty of 25,000 Euros for each document used contrary to this prohibition; and (iii) to order the destruction of the inventory of products held by Euromedix that violate the Company’s trademarks, which have been imported into the EEA without the Company’s permission.

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

Our common stock is quoted on the NASDAQ National Market under the symbol “CTEC.” On March 31, 2006, the last reported sale price for our common stock on the NASDAQ National Market was $13.03 per share. The following table sets forth the quarterly high and low trading prices for our common stock as reported by the NASDAQ National Market for the periods indicated.

	High	Low

FISCAL YEAR 2005
First Quarter	$10.29	$7.20
Second Quarter	8.15	6.16
Third Quarter	8.62	6.35
Fourth Quarter	13.68	7.69
FISCAL YEAR 2006
First Quarter	$11.71	$7.95
Second Quarter	11.89	9.47
Third Quarter	11.00	7.99
Fourth Quarter	13.19	9.29

As of March 31, 2006, there were 14,868,825 shares of our common stock issued and outstanding and held by approximately 146 holders of record. We estimate that there are approximately 4,800 beneficial owners of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plans

The information required by this item regarding equity compensation plans is incorporated by reference under the section entitled Equity Compensation Plan Information contained in our proxy statement for our 2006 annual meeting of shareholders.

ITEM 6:	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The following selected statement of operations data for the fiscal years ended March 31, 2006, March 25, 2005, and March 26, 2004 and the selected balance sheet data as of March 31, 2006 and March 25, 2005 are derived from, and qualified by reference to, the audited financial statements included elsewhere in this Annual Report on Form 10-K. The selected statement of operations data for the fiscal year ended March 28, 2003 and March 29, 2002 and the balance sheet data as of March 25, 2004, March 28, 2003 and March 29, 2002 have been derived from our audited financial statements not included in this Annual Report. These historical results are not necessarily indicative of the results of operations to be expected from any future period.

	Year Ended March 31,(1)
	2006	2005	2004	2003	2002
	(In thousands, except per share data)

Statement of Operations Data:
Revenue	$64,093	$52,877	$52,376	$48,541	$41,747
Cost of revenue	23,902	21,390	23,180	20,424	17,040

Gross profit	40,191	31,487	29,196	28,117	24,707

Operating expenses:
Sales and marketing	13,036	11,494	12,654	11,737	9,241
Research and development	7,553	4,252	3,159	2,722	2,201
General and administrative	11,230	9,864	8,153	7,008	6,447
Other operating costs	—	—	250	—	—
Litigation and other related	—	—	7,786	307	126

Total operating expenses	31,819	25,610	32,002	21,774	18,015

Income (loss) from operations	8,372	5,877	(2,806)	6,343	6,692
Interest and other income, net	923	243	334	438	449

Income (loss) before taxes	9,295	6,120	(2,472)	6,781	7,141
Provision (benefit) for income taxes(2)	3,661	1,972	(11,179)	(3,934)	289

Income from continuing operations	5,634	4,148	8,707	10,715	6,852

Loss from discontinued operations	—	—	—	(1,377)	(1,302)
Loss from sale of discontinued operations	—	—	—	(4,445)	—

Net income	$5,634	$4,148	$8,707	$4,893	$5,550

Income from continuing operations per share:
Basic	$0.38	$0.29	$0.63	$0.79	$0.54

Diluted	$0.38	$0.29	$0.61	$0.76	$0.50

Loss from discontinued operations per share:
Basic	$0.00	$0.00	$0.00	$(0.43)	$(0.10)

Diluted	$0.00	$0.00	$0.00	$(0.41)	$(0.10)

Net income per share:
Basic	$0.38	$0.29	$0.63	$0.36	$0.44

Diluted	$0.38	$0.29	$0.61	$0.35	$0.40

Shares used to compute net income per share(3):
Basic	14,687	14,295	13,922	13,551	12,658

Diluted	15,013	14,472	14,235	14,077	13,730

	Year Ended March 31,(1)
	2006	2005	2004	2003	2002
	(In thousands)

Balance Sheet Data:
Cash, cash equivalents and marketable securities and long term investments	$42,676	$33,468	$23,602	$26,081	$22,107
Working capital	37,290	33,578	23,986	22,579	20,848
Total assets	80,702	74,121	63,230	52,012	42,751
Accumulated deficit	(19,098)	(24,732)	(28,880)	(37,587)	(42,480)
Shareholders’ equity	74,132	66,592	57,278	44,728	36,721

(1)	Our fiscal year is a 52-53 week period ending on the last Friday in March. Fiscal year 2006 referenced in this Annual Report on From 10-K consisted of 53 weeks and fiscal years 2005, 2004, 2003 and 2002 referenced in this Annual Report on Form 10-K consisted of 52 weeks. For convenience, we have indicated in this Annual Report on Form 10-K that our fiscal year ends on March 31 and refer to the fiscal year ending March 31, 2006 as fiscal year 2006, March 25, 2005 as fiscal year 2005, March 26, 2004 as fiscal year 2004, March 28, 2003 as fiscal year 2003, and the fiscal year ending March 29, 2002 as fiscal year 2002.

(2)	Benefit for income taxes in fiscal years 2004 and 2003 includes a $10.2 million and $4.2 million, respectively, gain from a net deferred income tax benefit which resulted from the reversal of a portion of the valuation allowance previously established for deferred tax assets, primarily net operating losses.

(3)	See Note 1 of Notes to Financial Statements for an explanation of the shares used to compute net income per share.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Introduction

Management’s discussion and analysis of financial condition and results of operation, or MD&A, is provided as a supplement to the accompanying financial statements and footnotes contained in Item 15 of this report and provides an understanding of our results of operation, financial condition and changes in financial condition. This discussion contains forward-looking statements. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s results, levels of activity, performance or achievement to be materially different from any future results, levels of activity, performance or achievements expressed or implied in or contemplated by the forward-looking statements. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of selected factors, including those set forth in “Item 1A: Risk Factors” beginning on page 16 in this document. MD&A is organized as follows:

•	Overview. This section provides a general description and recent history of our business.

•	Results of operations. This section provides our analysis and outlook for the significant line items on our statements of operations.

•	Liquidity and capital resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of March 31, 2006.

•	Critical accounting policies. This section discusses those accounting policies that both are considered important to our financial condition and results of operations, and require us to exercise subjective or complex judgments in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 1 to our financial statements.

•	Recent accounting pronouncements. This section describes the issuance and effects of new accounting pronouncements.

Overview

We are a medical device company that develops, manufactures and markets products that perform diagnostic testing at sites outside of traditional hospital and clinical laboratories to assist in the assessment of the risk of heart disease, diabetes and certain liver diseases and in the monitoring of therapy to treat those diseases. Our products are sold worldwide. Our primary market is the physician laboratory market, which consists of approximately 111,000 sites that are registered with the Centers for Medicare & Medicaid Services (“CMS”), approximately 53,000 of which are registered to perform only tests that have been waived under CLIA.

Our corporate headquarters is located in Hayward, California. All of our manufacturing, research, regulatory and administrative activities are conducted at this location. We sell our products through a worldwide network of over 85 distributors. We have 21 regional sales managers who coordinate and work with our distribution partners to identify and promote sales of our products. We also employ 13 field technical service representatives who are responsible for field customer service and customer retention initiatives within our existing installed base of products.

Recent Events

We have experienced recent significant developments and are monitoring certain events that may have an impact on our company, including the following:

•	In June 2005, we announced that we had been granted a patent by the U.S. Patent Office (6,881,581) and the European Patent Office (EP 1,329,724) for a new method of measuring HDL in human blood. We believe that this patent provides a very different approach than those of other existing patents describing the measurement of HDL and that this patent also permits the development of the Cholestech LDX Lipid/ALT cassette by preventing the interference of the HDL chemistry with the ALT assay on the same cassette.

•	In June 2005, we announced that the Cholestech LDX® System had been certified by the Cholesterol Reference Method Laboratory Network. This certification validates that the system consistently meets the gold standard for accuracy and reproducibility developed by the Centers for Disease Control and Prevention for the measurement of total cholesterol and HDL cholesterol consistent with NCEP analytical goals.

•	In September 2005, we announced the shipment of the first orders for the Cholestech LDX® hs-CRP diagnostic test. C-reactive protein (CRP) is a systemic marker of inflammation. The hs-CRP test is used to detect low level increases in CRP in apparently healthy individuals. These increases are due to more subtle forms of inflammation, such as inflammation in the blood vessels, and cannot be detected using conventional CRP assays. This important diagnostic test expands the utility of the LDX and enables us to continue our strategy of leveraging our LDX installed base with additional new tests.

•	In October 2005, we announced that we are partnering with AstraZeneca, a leading pharmaceutical company. We are providing a high sensitivity C-Reactive Protein (hs-CRP) test for the Cholestech LDX® System to rapidly pre-screen patients for eligibility to participate in a global multi-site clinical study, sponsored by AstraZeneca. The AstraZeneca clinical trial is designed to investigate the effect of a statin in the primary prevention of cardiovascular events in patients with normal to low cholesterol levels but elevated hs-CRP. CRP is a systemic marker of inflammation. The hs-CRP test is used to detect low-level increases of CRP in apparently healthy individuals. These increases are due to more subtle forms of inflammation, such as inflammation in the blood vessels, and cannot be detected using conventional CRP assays. Although we earned incremental revenue during the year in connection with this arrangement, the timing and level of market acceptance of the hs-CRP test are still uncertain.

•	In November 2005, we announced that we signed a definitive agreement with Boule. Under the terms of the agreement, we will collaborate with Boule on the development and commercialization of a point of care CBC system, designed for waiver CLIA. We will receive exclusive distribution rights covering all human applications in the United States and Canada. For these and other rights, we paid $2.5 million upon signing, and will pay $500,000 upon receipt of FDA 510(k) clearance and $1.0 million upon receipt of waiver under CLIA. We currently anticipate commercializing the CBC system in late calendar 2007 or early 2008. Currently, there are no CLIA-waived CBC systems in use in the United States and it is expected that this could be the first. The initial $2.5 million payment was expensed during the quarter ending December 23, 2005 as the project is still in the development stage and feasibility has not been established.

Results of Operations

Comparison of Fiscal Years Ended March 31, 2006 and March 25, 2005

	Fiscal Year Ended
	March 31,		March 25,
	2006		2005		Amount of	Percentage
		% of		% of	Increase	Increase
	Amount	Sales	Amount	Sales	(Decrease)	(Decrease)

Revenue	$64,093	100%	$52,877	100%	$11,216	21%
Cost of revenue	23,902	37	21,390	40	2,512	12

Gross profit	40,191	63	31,487	60	8,704	28

Operating expenses
Sales and marketing	13,036	20	11,494	22	1,542	13
Research and development	7,553	12	4,252	8	3,301	78
General and administrative	11,230	18	9,864	18	1,366	14

Total operating expenses	31,819	50	25,610	48	6,209	24

Income from operations	8,372	13	5,877	12	2,495	42
Interest and other income, net	923	1	243	—	680	280
Provision for income taxes	3,661	6	1,972	4	1,690	86

Net income	$5,634	9%	$4,148	8%	$1,486	36%

Revenue.  Our total revenue increased 21% to $64.1 million in fiscal year 2006 from $52.9 million in fiscal year 2005 due primarily to increased sales of single-use test cassettes. In addition, revenue for our LDX analyzer remained relatively consistent with fiscal year 2005, as our strong domestic sales of the LDX analyzer were offset by a decrease in international analyzer sales. Revenue for our GDX analyzer and related single-use test cartridges decreased 6% in fiscal year 2006. The decline in GDX and related product revenue related to our continued focus on our core LDX business.+

Domestic revenue for fiscal year 2006 increased $10.5 million, or 23% to $56.1 million from $45.6 million in fiscal year 2005. Most of the increase in domestic revenue related to revenue from single-use test cassettes which increased $8.8 million, or 23%, to $47.9 million for fiscal year 2006 from $39.1 million for fiscal year 2005. Revenue for the LDX analyzer increased $0.6 million, or 34%, to $2.5 million for fiscal year 2006 from $1.9 million for fiscal year 2005. We expect domestic LDX related revenue for fiscal year 2007 to increase due to the release of new test cassettes and increased testing on our installed base due to the screening of lipids for the Medicare population. Additionally, domestic revenue for our GDX analyzer and related single-use test cartridges decreased $0.3 million, or 19%, to $1.3 million for fiscal year 2006 from $1.6 million for fiscal year 2005. The decline in GDX and related product revenue related to our decision to de-emphasize those products in order to focus on our core LDX business.

International revenue decreased 10% in fiscal year 2006 from fiscal year 2005. International revenue is primarily related to pharmaceutical promotional programs which tend to occur in irregular patterns and are difficult to forecast. Sales of single-use test cassettes, which increased 25% in fiscal year 2006, were offset by a 45% decrease in LDX analyzer revenue for the same period. Additionally, international revenue for our GDX and related products increased 56% in fiscal year 2006.

Cost of Revenue.  Cost of revenue includes direct labor, direct material, overhead and royalties. Our cost of revenue increased 12% to $23.9 million for fiscal year 2006 from $21.4 million for fiscal year 2005. The increase in cost of revenue related primarily to additional products shipped in support of the 21% increase in revenue during fiscal year 2006 over the prior fiscal year. As a percentage of sales, the gross margins were 63% and 60% for fiscal year 2006 and fiscal year 2005, respectively. The improvement in gross margin related to higher average selling prices and the continued shift in product mix toward single-use cassettes, which are our highest margin products. In addition, continued efficiencies in the manufacturing process have contributed to the margin increase. During fiscal year 2007, we anticipate factory spending will continue to increase at a rate lower than the increase in unit production as we improve manufacturing efficiency through increased production and cost control.

We have licensed certain technology used in some of our products. One royalty agreement, which expired in March 2006, required us to pay a royalty of 2% on net sales of single use test cassettes. In December 2003, as part of a settlement agreement with Roche, we entered into another royalty agreement that applies to only the HDL portion of cholesterol test cassettes we sell. This agreement was effective as of December 1, 2003 and expires on December 3, 2013. Royalty payments are charged to cost of revenue as incurred.

Operating Expenses

Sales and Marketing.  Sales and marketing expenses include salaries, commissions, bonuses, expenses for outside services, marketing programs and travel expenses. Sales and marketing expenses increased $1.5 million, or 13%, to $13.0 million for fiscal year 2006 from $11.5 million for fiscal year 2005. The increase is mainly attributable to increased compensation for achievement of revenue goals. Additionally, there was increased spending for trade shows and distributor relations during fiscal year 2006. As a percent of total revenue, sales and marketing expenses were 20% and 22% for fiscal year 2006 and 2005, respectively. We expect that our sales and marketing expenses will increase slightly as a percentage of revenue in fiscal year 2007.

Research and Development.  Research and development expenses include salaries, bonuses, professional consulting service expenses, supplies and depreciation of capital equipment. Research and development expenses increased $3.3 million, or 78%, to $7.6 million for fiscal year 2006 from $4.3 million for fiscal year 2005. The increased spending related primarily to the $2.5 million payment to Boule as part of the development and distribution agreement entered into in November 2005. Additionally, a one-time severance payment to the former VP of Development contributed to the increased spending for fiscal year 2006. As a percent of total revenue, research and development expenses were 12% and 8% for fiscal year 2006 and 2005, respectively. We expect that our research and development expenses will decrease as a percentage of revenue in fiscal year 2007.

General and Administrative.  General and administrative expenses include compensation, benefits and expenses for outside professional services, including information services, legal and accounting. General and administrative expenses increased $1.4 million, or 14%, to $11.2 million for fiscal year 2006 from $9.9 million for fiscal year 2005. The increase resulted from higher compensation related to achievement of management goals and increased headcount. As a percent of total revenue, general and administrative expenses were 18% and 18% for fiscal year 2006 and fiscal year 2005, respectively. We expect that our general and administrative expenses will remain consistent as a percentage of revenue in fiscal year 2007.

Interest and Other Income, Net.  Interest income and other income, net reflects income from the investment of cash balances and marketable securities, net of expenses. Interest income increased 280% to $923,000 in fiscal year 2006 from $243,000 in fiscal 2005. The increase was primarily attributable to an increase in cash and marketable securities and an increase in interest rates during fiscal year 2006.

Income Taxes.  For fiscal year 2006, we recorded a provision for income taxes of $3.7 million for an effective tax rate of 39.4%. The effective tax rate represents the federal tax at the statutory rate and the average statutory rate for all jurisdictions in which we are subject to income tax. The effective tax rate was 32.2% in fiscal year 2005 due to a benefit relating to a California manufacturers’ investment credit. We expect to use net operating loss carryforwards (“NOL”) and other tax carryforwards to the extent taxable income is earned in fiscal year 2007 and beyond. As of March 31, 2006, we had NOL carryforwards of $33.5 million available to reduce future taxable income for federal income tax purposes.

Comparison of Fiscal Years Ended March 25, 2005 and March 26, 2004

	Fiscal Year Ended
	March 25,		March 26,
	2005		2004		Amount of	Percentage
		% of		% of	Increase	Increase
	Amount	Sales	Amount	Sales	(Decrease)	(Decrease)

Revenue	$52,877	100%	$52,376	100%	$501	1%
Cost of revenue	21,390	40	23,180	44	(1,790)	(8)

Gross profit	31,487	60	29,196	56	2,291	8

Operating expenses
Sales and marketing	11,494	22	12,654	24	(1,160)	(9)
Research and development	4,252	8	3,159	6	1,093	35
General and administrative	9,864	18	8,153	16	1,711	21
Other operating costs	—	—	250	—	(250)	(100)
Legal and other related	—	—	7,786	15	(7,786)	(100)

Total operating expenses	25,610	48	32,002	61	(6,392)	(20)

Income (loss) from operations	5,877	12	(2,806)	(5)	8,683	309
Interest and other income, net	243	—	334	1	(91)	(27)
Provision (benefit) for income taxes	1,972	4	(11,179)	(21)	13,151	(118)

Net income	$4,148	8%	$8,707	17%	$(4,559)	(52)%

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

General and Administrative.  General and administrative expenses include compensation, benefits and expenses for outside professional services, including information services, legal and accounting. General and administrative expenses increased $1.7 million, or 21%, to $9.9 million for fiscal year 2005 from $8.2 million for fiscal year 2004. This increase was primarily attributable to a $836,000 increase in costs associated with outside professional services and consulting, including accounting support, which primarily related to compliance cost for the Sarbanes-Oxley Act of 2002. Additionally, bonuses and other benefit related costs increased $1.2 million relating to obtaining management goals, higher benefit cost structure and increased headcount. This increase was offset by lower insurance premiums including directors and officers’ liability insurance premiums, which decreased $328,000. As a percent of total revenue, general and administrative expenses increased to 18% for fiscal year 2005 from 16% for fiscal year 2004.

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

Interest and Other Income, Net.  Interest income and other income, net reflects income from the investment of cash balances and marketable securities, net of expenses. Interest and other income, net, decreased 27% to $243,000 in fiscal year 2005 from $334,000 in fiscal 2004. Loss from the sale of marketable securities was $18,000 during fiscal year 2005 compared to a gain of $121,000 in fiscal year 2004.

Income Taxes.  For fiscal year 2005, we recorded a provision for income taxes of $2.0 million for an effective tax rate of 32.2%. The effective tax rate is less than the applicable federal and state tax rates due to a benefit relating to a California manufacturers’ investment credit and research and development credits. The income tax benefit of $11.2 million recorded in fiscal year 2004, primarily related to the release of the valuation allowance previously established for our net operating losses. As of March 25, 2005, we had NOL carryforwards of $42.6 million available to reduce future taxable income for federal income tax purposes and $2.7 million for state tax purposes.

Liquidity and Capital Resources

Cash flow information for the two years ended March 31, 2006 and March 25, 2005 was as follows (in thousands):

	Mar 31,	Mar 25,
	2006	2005

Cash, cash equivalents, and marketable securities	$42,676	$33,468

Net cash provided by operating activities	10,718	10,242
Net cash used in investing activities	(9,478)	(11,432)
Net cash provided by financing activities	1,617	2,992

Net increase in cash and cash equivalents	$2,857	$1,802

We have financed our operations primarily through the sale of equity securities, including employee stock option exercises, and net cash provided by operations. In addition, we have available a $4.0 million revolving bank line of credit agreement which was renewed in September 2005 and will expire in September 2008. While the agreement is in effect, we are required to deposit assets with a collective value, as defined in the line of credit agreement, equivalent to no less than 100% of the outstanding principal balance. Amounts outstanding under the line of credit bear interest at either our choice of 0.5% below the bank’s prime rate or 1.00% above the LIBOR rate, depending on the payment schedule. We did not borrow under this line of credit during fiscal year 2006. As a result, there were no limitations on our deposited assets.

Cash Provided by Operating Activities.  The net cash provided by operations increased $0.5 million to $10.7 million for fiscal year 2006. Net cash provided by operations was primarily attributable to net income of $5.6 million and $6.2 million of non-cash adjustments, including depreciation and deferred taxes. In addition, inventories decreased $1.1 million while accounts receivable, prepaid expenses and other current and long-term assets increased $1.2 million. Accounts payable and accrued expenses decreased $1.5 million.

The net cash provided by operations increased $11.4 million to $10.2 million for fiscal year 2005. Net cash provided by operations was primarily attributable to net income of $4.1 million and $4.9 million of non-cash adjustments, including depreciation and deferred taxes. Accounts receivable decreased $1.4 million due to a more consistent distribution of revenue within the fiscal year related to the end of quarter end discounts to distribution partners. This was offset by a $2.2 million increase in inventory due to anticipation of increased sales volumes.

Cash Used in Investing Activities.  Investing activities resulted in the net use of $9.5 million of cash during fiscal year 2006. Spending on additional manufacturing and computer equipment, facilities improvements and software accounted for $2.6 million of capital expenditures, as well as an additional $500,000 for a license fee. Net purchases of marketable securities during the year used an additional $6.4 million in cash. During fiscal year 2007, we intend to invest approximately $4.9 million in capital purchases of manufacturing equipment, office and computer equipment and tenant improvements.

Investing activities resulted in the net use of $11.4 million of cash during fiscal year 2005. Spending on additional manufacturing equipment, facilities improvements and software accounted for $3.1 million of capital improvements, as well as an $8.3 million net purchase of marketable securities during the year.

Cash Provided by Financing Activities.

Cash provided by financing activities for fiscal years 2006 and 2005, relate to the issuance of common stock pursuant to the employee stock incentive and employee stock purchase plans. During fiscal years 2006 and 2005 we raised $1.6 million and $3.0 million, respectively, from the two programs. The amount raised in the future will depend on the market value of our common stock, the prices of the incentive options and the purchase price relating to the employee stock purchase plan.

Contractual Obligations

The following summarizes our contractual obligations as of March 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flow in future periods is (in thousands):

	Payments Due by Period
				More than
	Less than 1 Year	1-3 Years	3-5 Years	5 Years	Total

Operating lease obligations(1)	$1,115	$1,767	$1,940	$2,899	$7,721
Purchase obligations	104	65	—	—	169

Total	$1,219	$1,832	$1,940	$2,899	$7,890

(1)	This represents the minimum payments due under lease obligations.

We expect that cash generated from our projected revenue, existing cash, cash equivalents and marketable securities and proceeds from the exercise of employee stock options will enable us to maintain our current and planned core operations for at least the next 12 months. Excluding the Roche settlement in fiscal year 2004, we have achieved positive net cash provided by operations for fiscal years 2001 through 2006, and we expect to continue to generate cash from operations for the foreseeable future.

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

Quarterly Financial Data

	Quarter Ended
	Mar. 31,	Dec. 23,	Sept. 23,	June 24,	Mar. 25,	Dec. 24,	Sept. 24,	June 25,
	2006	2005	2005	2005	2005	2004	2004	2004
	(In thousands, except share data) (Unaudited)

Revenue	$17,577	$16,165	$15,286	$15,065	$15,214	$14,573	$13,537	$9,553
Gross profit	11,224	10,054	9,320	9,593	9,323	8,802	7,813	5,549
Net income (loss)	$2,105	$321	$1,616	$1,592	$1,810	$1,679	$1,005	$(345)
Earnings (loss) per share:
Basic	$0.14	$0.02	$0.11	$0.11	$0.13	$0.12	$0.07	$(0.02)
Diluted	$0.14	$0.02	$0.11	$0.11	$0.12	$0.12	$0.07	$(0.02)

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

We recognize revenue from product sales when there is pervasive evidence that an arrangement exists, title has transferred to our customers, the price is fixed and determinable and collection is reasonably assured. Provisions for discounts to customers, returns or other adjustments are recorded as a reduction of revenue and provided for in the same period that the related product sales are recorded based upon analyses of historical discounts and returns. We recognize revenue associated with service contracts upon completion of the services to be performed under contract when all obligations are satisfied, and collection is reasonably assured. If all conditions to recognize revenue are not met, we are required to defer revenue recognition.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts based primarily on analysis of historical trends and experience. We review the allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which could adversely affect our operating results. The allowance for doubtful accounts was $198,000 and $173,000 as of March 31, 2006 and March 25, 2005, respectively.

Inventory Valuation

We state inventories at the lower of cost or market, cost being determined using standard costs which approximates the first-in, first-out (FIFO) method. We establish provisions for excess, obsolete and unusable inventories after evaluation of historical sales, forecasted sales, product expiration and current inventory levels. If the market value of our products decline, the demand for our products decline, or if a significant amount of material were to become unusable our operating results could be adversely affected. The inventory reserve was $144,000 and $429,000 as of March 31, 2006 and March 25, 2005, respectively.

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

Stock Based Compensation

We account for stock-based employee compensation arrangements in accordance with provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and comply with the disclosure provision of Statement on Financial Accounting Standards, “SFAS”, No. 123, Accounting for Stock-based Compensation (“SFAS 123”) as amended by SFAS No. 148, Accounting for Stock-based Compensation Transition and Disclosure.  The pro forma disclosure of the difference between compensation expense included in net income and the related cost measured by the fair value method is presented in Note 1 to the financial statements included in this Annual Report on Form 10-K. If we were to include the cost of stock-based employee compensation in the financial statements, our operating results would decline based on the fair value of the stock-based employee compensation. The fair market value used to determine the amount of compensation is based on several estimates including expected stock volatility, expected life of grant and expected employee turnover.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43” (“SFAS 151”), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS 151 requires idle facility expenses, freight, handling costs and wasted material (spoilage) costs to be recognized as current period charges. It also requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect this standard to have a material impact on our financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our statements of income. In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB No. 107”) relating to the adoption of SFAS 123(R). Beginning in the first quarter of fiscal year 2007, we will adopt SFAS 123(R) under the modified prospective transition method using the Black-Scholes pricing model. Under the new standard, our estimate of compensation expense will require a number of complex and subjective assumptions including our stock price volatility, employee exercise patterns (expected life of the options), future forfeitures and related tax effects. During the first quarter of fiscal year 2007, we will begin recording the fair value of our share-based compensation in our financial statements in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment (Revised 2004).” Although the adoption of SFAS 123(R) will have no adverse impact to our balance sheet and cash flows, it will adversely affect our net profit (loss) and earnings (loss) per share.

In October 2005, the FASB issued Financial Statement of Position (“FSP”) FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FAS 123(R)” (“FSP 123(R)-2”). FSP 123(R)-2 provides guidance on the application of grant date as defined in SFAS No. 123(R). In accordance with this standard a grant date of an award exists if a) the award is unilateral grant and b) the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. We will adopt this standard when we adopt FAS 123(R) beginning in the first quarter of fiscal year 2007, and we do not expect it will have a material impact on our financial position, results of operations or cash flows.

In November 2005, the FASB issued FSP FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP 123(R)-3”). FSP 123(R)-3 provides an elective alternative method that establishes a computational component to arrive at the beginning balance of the accumulated paid-in capital pool related to employee compensation and simplified method to determine the subsequent impact the accumulated paid-in capital pool employee awards that are fully vested and outstanding upon the adoption of SFAS No. 123(R). We are currently evaluating this transition method.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154). SFAS No. 154 is a replacement of Accounting Principles Board Opinion No. 20 and SFAS No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS No. 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. SFAS No 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not believe that it will have a material impact on our financial position, results of operations or cash flows.

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1 and 124-1”), which clarifies when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of the other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 and 124-1 are effective for all reporting periods beginning after December 15, 2005. At March 31, 2006, we have no unrealized investment losses that had not been recognized as other-than-temporary impairments in our available-for-sale securities. We do not anticipate that the implementation of these statements will have a significant impact on our financial position, results of operations or cash flows.

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

In fiscal year 2005 we used forward exchange contracts to manage a portion of the foreign currency exposures arising from inventory purchases and accounts payable denominated in foreign currencies. There was no gain or loss recorded in the period from hedge ineffectiveness or from forecasted transactions no longer expected to occur. We do not enter into foreign exchange forward contracts for trading purposes. As of March 31, 2006, we had no outstanding forward contracts.

The following table presents the future principal cash flows or amount and related weighted average interest rates expected by year for our existing cash and cash equivalents, marketable securities and long-term marketable securities.

	Fiscal Year
	2007	2008	Total	Fair Value
	(In thousands)

Cash, cash equivalents	$7,161	$—	$7,161	$7,161
Short-term marketable securities	$21,071	—	$21,071	$21,071
Weighted average interest rate	3.86%	—	—	—
Long-term marketable securities	$—	$14,444	$14,444	$14,444
Weighted average interest rate	—	4.36%	—	—

Qualitative Disclosures

Our primary interest rate risk exposures relate to:

•	available for sale securities will fall in value if market interest rates increase; and

•	the impact of interest rate movements on our ability to obtain adequate financing to fund future operations.

We have the ability to hold a significant portion of the fixed income investments until maturity and therefore would not expect the operating results or cash flows to be affected to a significant degree by a sudden change in market interest rates on our short and long term marketable securities portfolio.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and the independent accountants’ report appear on pages F-1 to F-23 of this Annual Report. See Item 15 for an index of financial statements and supplementary data.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our principal executive and financial officers evaluated our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our principal executive and financial officers concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting for Cholestech. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

To evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on their assessment, management concluded that we maintained effective internal control over financial reporting as of March 31, 2006, based on criteria in Internal Control — Integrated Framework issued by the COSO. Management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2006, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item concerning our directors is incorporated by reference from the sections captioned “Proposal One — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement related to the 2006 Annual Meeting of Shareholders to be held August 16, 2006, to be filed by us within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K (the “Proxy Statement”). Certain information required by this item concerning executive officers is set forth in Part I of this Annual Report under “Business — Executive Officers”.

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

(a)(1) Financial Statements.

The following financial statements are included in this Annual Report on Form 10-K:

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)(3) Exhibits.

3.1(1)	Restated Articles of Incorporation of Registrant
3.2(2)	Bylaws of Registrant, as amended to date
4.2(3)	Amended and Restated Preferred Share Rights Agreement dated January 1, 2005 between Registrant and Computershare Investor Services, LLC, including the Certificate of Determination, the form of Rights Certificate and Summary of Rights attached thereto as Exhibits A, B and C, respectively
10.1(4)	1988 Stock Incentive Program, as amended, and forms of agreements thereto
10.3(2)	Standard Industrial Lease Agreement between Registrant and Sunlife Assurance Company of Canada dated October 22, 1989
10.3.1(5)	First Amendment to Standard Industrial Lease Agreement between Registrant and Sunlife Assurance Company of Canada dated April 1995
10.4(2)	Form of Indemnification Agreement between Registrant and its officers and its directors
10.17.1(6)	Revolving Line of Credit Note effective September 1, 2004 by and between Wells Fargo Bank and Registrant
10.17.2(25)	Amended Revolving Line of Credit Note effective September 1, 2005 by and between Wells Fargo Bank and Registrant.
10.20(7)	1997 Stock Incentive Program, as amended, and form of agreement thereto
10.21(8)	1999 Nonstatutory Stock Option Plan, as amended, and form of agreement thereto
10.25(9)	Employment Agreement between Registrant and Thomas E. Worthy dated August 6, 1999
10.26(9)	Employment Agreement between Registrant and Terry L. Wassmann dated March 28, 2000
10.29(10)	2000 Stock Incentive Program, as amended, and form of agreement thereto
10.29.1(24)	Form of 2000 Stock Incentive Program Notice of Grant of Stock Purchase Right
10.32(11)	Employment Agreement between Registrant and William W. Burke dated March 14, 2001
10.37(12)	Lease Agreement between Registrant and the BIV Group dated July 23, 2001
10.37.1(13)	Lease Agreement Addendum No. One by and between Registrant and BIV Group dated November 19, 2004
10.38(14)	2002 Employee Stock Purchase Plan and form of agreement thereto
10.39(15)	Stock Purchase Agreement dated December 23, 2002 between Registrant, WellCheck Inc. and ImpactHealth.com, Inc.

10.40(16)	Amended and Restated Severance Arrangement between Registrant and Warren E. Pinckert II dated June 14, 2001
10.40.1(16)	First Amendment to Amended and Restated Severance Arrangement between Registrant and Warren E. Pinckert II dated March 27, 2003
10.41(16)	Change of Control Severance Agreement between Registrant and Warren E. Pinckert II dated June 14, 2001
10.41.1(16)	First Amendment to Change of Control Severance Agreement between Registrant and Warren E. Pinckert II dated January 23, 2003
10.41.2 (17)	Amended and Restated Change of Control Severance Agreement between Registrant and Warren E. Pinckert II dated March 25, 2004
10.42(16)	Severance Agreement between Registrant and William W. Burke dated July 17, 2001
10.43(16)	Change of Control Severance Agreement between Registrant and William W. Burke dated July 21, 2001
10.43.1(16)	First Amendment to Change of Control Severance Agreement between Registrant and William W. Burke dated January 23, 2003
10.43.2 (17)	Amended and Restated Change of Control Severance Agreement between Registrant and William W. Burke dated March 25, 2004
10.46(16)	Severance Agreement between Registrant and Terry L. Wassmann dated July 17, 2001
10.46.1(16)	First Amendment to Severance Agreement between Registrant and Terry L. Wassmann dated January 23, 2003
10.47(16)	Change of Control Severance Agreement between Registrant and Terry L. Wassmann dated January 23, 2003
10.47.1(16)	First Amendment to Change of Control Severance Agreement between Registrant and Terry L. Wassmann dated January 23, 2003
10.47.2 (17)	Amended and Restated Change of Control Severance Agreement between Registrant and Terry L Wassmann dated March 25, 2004
10.48(16)	Severance Agreement between Registrant and Thomas E. Worthy dated July 19, 2001
10.48.1(18)	First Amendment to Severance Agreement between Registrant and Thomas E. Worthy dated October 10, 2003
10.50(16)	Employment Agreement between Registrant and Donald P. Wood dated March 31, 2003
10.51(16)	Severance Agreement between Registrant and Donald P. Wood dated April 1, 2003
10.51.1(18)	First Amendment to Severance Agreement between Registrant and Donald P. Wood dated October 10, 2003
10.52(18)	Change of Control Severance Agreement between Registrant and Donald P. Wood dated October 10, 2003
10.52.1(17)	Amended and Restated Change of Control Severance Agreement between Registrant and Donald P. Wood dated March 25, 2004
10.54(18)	Change of Control Severance Agreement between Registrant and Thomas E. Worthy dated October 10, 2003
10.54.1(17)	Amended and Restated Change of Control Severance Agreement between Registrant and Thomas E. Worthy dated March 25, 2004
10.55(18)	Change of Control Severance Agreement between Registrant and Kenneth F. Miller dated June 2, 2004
10.56(19)	Severance Agreement between Registrant and John F. Glenn dated October 12, 2004
10.57(19)	Change of Control Severance Agreement between Registrant and John F. Glenn dated October 12, 2004
10.58(6)	Transition Agreement between Registrant and William W. Burke dated July 21, 2004
10.59(20)	Change of Control Severance Agreement dated February 1, 2005 between Registrant and Barbara McAleer
10.60(20)	Severance Agreement dated February 1, 2005 between Registrant and Barbara McAleer
10.61(21)	Transition Agreement dated July 25, 2005 between Registrant and Thomas E. Worthy
10.62(22)	Change of Control Severance Agreement between Registrant and Gregory L. Bennett dated December 7, 2005
10.63(22)	Severance Agreement dated December 7, 2005 between Registrant and Gregory L. Bennett

10.64(23)	OEM Agreement by and between Registrant and Boule Diagnostics International AB dated November 14, 2005
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see page 48)
31.1	Certification of Chief Executive Officer under Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2	Certification of Chief Financial Officer under Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-1 (No. 33-54300) as declared effective by the Securities and Exchange Commission on December 16, 1992.

(2)	Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-1 (No. 33-47603) as declared effective by the Securities and Exchange Commission on June 26, 1992.

(3)	Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form 8-A/A filed with the Securities and Exchange Commission on January 5, 2005.

(4)	Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-8 (No. 333-22475) as declared effective by the Securities and Exchange Commission on February 28, 1997.

(5)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

(6)	Incorporated by reference to exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 24, 2004.

(7)	Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-8 (No. 333-38151) as declared effective by the Securities and Exchange Commission on October 17, 1997.

(8)	Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-8 (333-94503) as declared effective by the Securities and Exchange Commission on January 12, 2000.

(9)	Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

(10)	Incorporated by reference to exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2003.

(11)	Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the fiscal year ended March 30, 2001.

(12)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2001.

(13)	Incorporated by reference to exhibits filed with Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on November 23, 2004.

(14)	Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-8 (No. 333-98143) as declared effective by the Securities and Exchange Commission on August 15, 2002.

(15)	Incorporated by reference to exhibits filed with Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2003.

(16)	Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the fiscal year ended March 28, 2003.

(17)	Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the fiscal year ended March 26, 2004.

(18)	Incorporated by reference to exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 26, 2003.

(19)	Incorporated by reference to exhibits filed with Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2004.

(20)	Incorporated by reference to exhibits filed with Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2005.

(21)	Incorporated by reference to an exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 24, 2005.

(22)	Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2005.

(23)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 23, 2005.

(24)	Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the fiscal year ended March 25, 2005.

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

Date: June 14, 2006

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

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ WARREN E. PINCKERT II (Warren E. Pinckert II)	President, Chief Executive Officer and Director (Principal Executive Officer)	June 14, 2006

/s/ JOHN F. GLENN (John F. Glenn)	Vice President of Finance, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	June 14, 2006

/s/ JOHN H. LANDON (John H. Landon)	Director	June 14, 2006

/s/ MICHAEL D. CASEY (Michael D. Casey)	Director	June 14, 2006

/s/ JOHN L. CASTELLO (John L. Castello)	Director	June 14, 2006

/s/ ELIZABETH H. DAVILA (Elizabeth H. Davila)	Director	June 14, 2006

Signature	Title	Date

/s/ STUART HEAP (Stuart Heap)	Director	June 14, 2006

/s/ LARRY Y. WILSON (Larry Y. Wilson)	Director	June 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Cholestech Corporation:

We have completed integrated audits of Cholestech Corporation’s March 31, 2006 and March 25, 2005 financial statements and of its internal control over financial reporting as of March 31, 2006 and an audit of its March 26, 2004 financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Financial statements and financial statement schedule

In our opinion, the financial statements listed in the index appearing under Item 15(a) (1), present fairly, in all material respects, the financial position of Cholestech Corporation at March 31, 2006 and March 25, 2005, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control Over Financial Reporting” appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of March 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California
June 13, 2006

CHOLESTECH CORPORATION

BALANCE SHEETS

	March 31, 2006	March 25, 2005
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$7,161	$4,304
Marketable securities	21,071	19,574
Accounts receivable, net	5,129	4,651
Inventories, net	7,525	8,356
Prepaid expenses and other assets	2,199	1,889
Deferred tax assets	775	2,333

Total current assets	43,860	41,107
Property and equipment, net	7,820	8,136
Intangible assets, net	492	40
Long-term marketable securities	14,444	9,590
Long-term deferred tax assets	13,736	15,248
Other long-term assets	350	—

Total assets	$80,702	$74,121

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,785	$4,259
Accrued payroll and benefits	3,544	2,984
Other liabilities	241	286

Total current liabilities	6,570	7,529

Commitments and contingencies (Note 4)
Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 14,868,825 and 14,614,914 shares issued and outstanding at March 31, 2006 and March 25, 2005, respectively	94,015	91,681
Accumulated other comprehensive loss	(125)	(116)
Deferred compensation	(660)	(241)
Accumulated deficit	(19,098)	(24,732)

Total shareholders’ equity	74,132	66,592

Total liabilities and shareholders’ equity	$80,702	$74,121

See accompanying notes to financial statements.

CHOLESTECH CORPORATION

STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	March 31,	March 25,	March 26,
	2006	2005	2004
	(In thousands, except per share data)

Revenue	$64,093	$52,877	$52,376
Cost of revenue	23,902	21,390	23,180

Gross profit	40,191	31,487	29,196

Operating expenses:
Sales and marketing	13,036	11,494	12,654
Research and development	7,553	4,252	3,159
General and administrative	11,230	9,864	8,153
Other operating costs	—	—	250
Litigation and other related	—	—	7,786

Total operating expenses	31,819	25,610	32,002

Income (loss) from operations	8,372	5,877	(2,806)
Interest and other income, net	923	243	334

Income (loss) before provision for income taxes	9,295	6,120	(2,472)
Provision (benefit) for income taxes	3,661	1,972	(11,179)

Net income	$5,634	$4,148	$8,707

Net income per share:
Basic	$0.38	$0.29	$0.63

Diluted	$0.38	$0.29	$0.61

Shares used to compute net income per share:
Basic	14,687	14,295	13,922

Diluted	15,013	14,472	14,235

See accompanying notes to financial statements.

CHOLESTECH CORPORATION

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

			Accumulated
			Other
	Common Stock		Comprehensive	Deferred	Accumulated
	Shares	Amount	Income (Loss)	Compensation	Deficit	Total
	(In thousands, except share data)

Balance at March 28, 2003	13,698,553	$82,242	$73	$—	$(37,587)	$44,728
Net income	—	—	—	—	8,707	8,707
Change in unrealized gain (loss) on available-for-sale securities	—	—	(66)	—	—	(66)
Change in future currency contracts	—	—	142	—	—	142

Comprehensive income						8,783

Issuance of Common Stock pursuant to employee stock purchase plan and exercise of stock options	396,522	2,044	—	—	—	2,044
Tax benefit on non-qualified stock options	—	1,723	—	—	—	1,723

Balance at March 26, 2004	14,095,075	86,009	149	—	(28,880)	57,278
Net income					4,148	4,148
Change in unrealized gain (loss) on available-for-sale securities	—	—	(188)	—	—	(188)
Change in future currency contracts	—	—	(77)	—	—	(77)

Comprehensive income						3,883

Issuance of Common Stock pursuant to employee stock purchase plan and exercise of stock options	496,157	2,992	—	—	—	2,992
Issuance of restricted stock	23,682	241		(241)	—	—
Tax benefit on non-qualified stock options	—	2,439	—	—	—	2,439

Balance at March 25, 2005	14,614,914	91,681	(116)	(241)	(24,732)	66,592
Net income					5,634	5,634
Change in unrealized gain (loss) on available-for-sale securities, net	—	—	32	—	—	32
Foreign currency translation adjustment	—	—	(41)	—	—	(41)

Comprehensive income						5,625

Issuance of Common Stock pursuant to employee stock purchase plan and exercise of stock options	207,330	1,617	—	—	—	1,617
Issuance of restricted stock, net of cancellations	46,581	519	—	(519)	—	—
Deferred stock-based compensation	—	—	—	100	—	100
Tax benefit on non-qualified stock options	—	198	—	—	—	198

Balance at March 31, 2006	14,868,825	$94,015	$(125)	$(660)	$(19,098)	$74,132

See accompanying notes to financial statements.

CHOLESTECH CORPORATION

STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	March 31,	March 25,	March 26,
	2006	2005	2004
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,634	$4,148	$8,707
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,916	3,184	2,709
Stock-based compensation	100	—	—
Change in allowance for doubtful accounts	25	(57)	54
Change in inventory reserve	(285)	(395)	651
Change in allowance for sales returns	—	—	(5)
Deferred tax asset	3,267	2,193	(11,426)
Loss on disposition of property and equipment	67	—	—
Changes in assets and liabilities:
Accounts receivable	(503)	1,444	(892)
Inventories	1,116	(1,878)	72
Prepaid expenses and other assets	(310)	(174)	274
Notes receivable	—	200	50
Other long-term assets	(350)	—	—
Accounts payable and accrued expenses	(1,474)	1,110	(808)
Accrued payroll and benefits	560	495	(684)
Other liabilities	(45)	(28)	174

Net cash provided by (used in) operating activities	10,718	10,242	(1,124)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(44,443)	(31,560)	(47,894)
Maturities of marketable securities	38,083	23,231	44,204
Purchase of property and equipment	(2,618)	(3,103)	(3,475)
Cash paid for license fee	(500)	—	—

Net cash used in investing activities	(9,478)	(11,432)	(7,165)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	1,617	2,992	2,044

Net cash provided by financing activities	1,617	2,992	2,044

Net increase (decrease) in cash and cash equivalents	2,857	1,802	(6,245)
Cash and cash equivalents at beginning of year	4,304	2,502	8,747

Cash and cash equivalents at end of year	$7,161	$4,304	$2,502

Supplemental disclosures of cash flow information and non-cash transactions:
Cash paid for income taxes	$381	$148	$590
Cash paid for legal settlement	—	—	$7,000
Tax benefits of nonqualified stock options	$198	$2,439	$1,723
Issuance of restricted stock, net of cancellations	$519	$241	—

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

Fiscal year end

The Company’s fiscal year is a 52 - 53 week period ending on the last Friday in March. Fiscal years 2006, 2005, and 2004 were comprised of 53 weeks, 52 weeks, and 52 weeks, respectively.

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

The Company maintains an allowance for doubtful accounts based primarily on analysis of historical trends and experience. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility.

Shipping and handling charges are invoiced to customers based on the amount of products sold. Shipping and handling fees are recorded at the time of revenue recognition, and are included in revenue.

The Company will from time to time provide free goods to customers as samples for the purpose of motivating end users who may be potential long-term users of the Company’s products. In addition, on occasion the Company

CHOLESTECH CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

provides free goods to customers as part of a revenue transaction as an incentive. The cost of free goods associated with revenue transactions is charged to cost of revenue.

Cash and cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents as of March 31, 2006 consist principally of investments in money market funds.

Marketable securities

Marketable securities and other investments with maturities of less than one year are classified as short-term marketable securities. The Company has established policies, which limit the type, credit quality and length of maturity of the securities in which it invests. Marketable securities as of March 31, 2006 consist principally of investments in commercial paper, corporate bonds and U.S. government-agency obligations. Marketable securities are classified as available-for-sale and are carried at their fair market value at the balance sheet date. Realized gains and losses on sales of all such securities are reported in earnings and are computed using the specific identification cost method. Unrealized gains and losses on securities are included in accumulated comprehensive income (loss) in shareholders’ equity. All investments with maturity dates greater than 365 days are classified as non-current.

The cost and fair market value of available-for-sale securities as of March 31, 2006 and March 25, 2005 are as follows (in thousands):

			Fair
	Amortized	Unrealized	Market
	Cost	Loss	Value	Maturity Date

Short-term marketable securities
Commercial paper	$2,493	$(6)	$2,487	May 2006 – January 2007
Corporate bonds	12,822	(32)	12,790	April 2006 – February 2007
Government agency	5,814	(20)	5,794	May 2006 – July 2006

	$21,129	$(58)	$21,071

Long-term marketable securities
Commercial paper	$2,180	$(9)	$2,171	April 2007
Corporate bonds	7,255	(53)	7,202	April 2007 – March 2008
Government agency	5,126	(55)	5,071	April 2007 – February 2008

	$14,561	$(117)	$14,444

CHOLESTECH CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

The cost and fair market value of available-for-sale securities as of March 25, 2005 are as follows (in thousands):

			Fair
	Amortized	Unrealized	Market
	Cost	Loss	Value	Maturity Date

Short-term marketable securities
Commercial paper	$2,126	$(6)	$2,120	May 2005 – March 2006
Corporate bonds	5,880	(38)	5,842	April 2005 – February 2006
Government agency	11,685	(73)	11,612	May 2005 – March 2006

	$19,691	$(117)	$19,574

Long-term marketable securities
Commercial paper	$500	$(4)	$496	April 2006
Corporate bonds	3,144	(34)	3,110	March 2006 – December 2006
Government agency	6,058	(74)	5,984	April 2006 – January 2007

	$9,702	$(112)	$9,590

There was $175,000 and $229,000 in unrealized losses included in accumulated other comprehensive income in shareholders’ equity as of March 31, 2006 and March 25, 2005, respectively.

Derivative Instruments

The Company used financial instruments, such as forward exchange contracts, to hedge a portion of certain existing and anticipated foreign currency denominated transactions expected to occur within 12 months. The terms of currency instruments used for hedging purposes were generally consistent with the timing of the transactions being hedged. The Company had entered into foreign currency forward exchange contracts to manage foreign currency exposures arising from inventory purchases and accounts payable denominated in foreign currencies. The Company did not use derivative financial instruments for trading or speculative purposes.

As of March 25, 2005, the Company had outstanding one forward contract to purchase £33,000 for approximately $61,000. The open contract matured on April 15, 2005 and hedged certain forecasted inventory purchases denominated in the British Pound Sterling. There was no unrealized gain or loss on the forward contract as of March 25, 2005. There was no gain or loss recorded during the year from hedge ineffectiveness or from forecasted transactions no longer expected to occur. The Company had no forward contracts at March 31, 2006.

Certain risks and uncertainties

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents, marketable securities and accounts receivable. Cash and cash equivalents and marketable securities are maintained with a high credit quality institution, and the composition and maturities of the investments are regularly monitored by management. Generally, these securities are highly liquid and may be redeemed on demand and therefore have minimal risk associated with them. The Company has not experienced any material losses on its investments.

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

CHOLESTECH CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

ongoing credit evaluations of its customers’ financial condition and generally requires no collateral. The Company maintains a provision for potential credit losses and historically such amounts, in the aggregate, have been immaterial.

Significant revenue concentration for the years ended March 31, 2006, March 25, 2005 and March 26, 2004 are as follows (in thousands):

	2006		2005		2004
		Percent		Percent		Percent
	Revenue	of Total	Revenue	of Total	Revenue	of Total

Customer A	$14,279	22%	$12,467	24%	$11,967	23%
Customer B	6,805	11	4,826	9	4,906	9
Customer C	4,707	7	3,695	7	4,073	8

Total	$25,791	40%	$20,988	40%	$20,946	41%

Significant accounts receivable concentrations for the years ended March 31, 2006 and March 25, 2005 are as follows (in thousands):

	2006		2005
	Receivable	Percent	Receivable	Percent
	Balance	of Total	Balance	of Total

Customer A	$520	10%	$744	16%
Customer B	217	4	287	6
Customer C	383	7	385	8

Total	$1,120	21%	$1,416	30%

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

Property and equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Estimated useful lives are 2 to 7 years for machinery and equipment, 3 years for computer equipment, and 5 years for furniture and fixtures. Leasehold improvements are amortized over their estimated useful lives, not to exceed the term of the related lease. The cost of additions and improvements is capitalized while maintenance and repairs are charged to expense as incurred. Upon sale or retirement, the asset’s cost and related accumulated depreciation are removed from the accounts and any related gain or loss is reflected in operations.

Intangible assets

Intangible assets consist principally of patents and a license agreement. Patents are amortized on a straight-line basis over their estimated useful lives, ranging from 14 to 17 years. The license agreement is amortized over the estimated useful life of the agreement. Amortization expense for the years ended March 31, 2006, March 25, 2005 and March 26, 2004 was $48,000, $7,000, and $7,000, respectively.

CHOLESTECH CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Warranties

The Company records an accrual for estimated warranty costs when revenue is recognized. Warranty covers repair costs of the LDX Analyzer and replacement costs of defective single-use test cassettes. The warranty period for the LDX Analyzer is one year and for single use test cassettes is the shelf-life of the product, generally 9 to 12 months. The warranty cost of the GDX Analyzer and test cartridges are the responsibility of the vendor. The Company has processes in place to estimate accruals for warranty exposure. The processes include estimated LDX Analyzer failure rates and repair costs, known design changes, and estimated replacement rates for single use test cassettes. Although the Company believes it has the ability to reasonably estimate warranty expenses, unforeseeable changes in factors impacting the estimate for warranty could occur and such changes could cause a material change in the Company’s warranty accrual estimate. Such a change would be recorded in the period in which the change was identified. Changes in the Company’s product warranty liability during the fiscal years ended March, 31, 2006 and March 25, 2005 were as follows:

	March 31,	March 25,
Fiscal Year Ended	2006	2005

Balance at the beginning of the year	$286,000	$314,000
Accruals and charges for warranty for the year	339,000	779,000
Cost of repairs and replacements	(417,000)	(807,000)

Balance at the end of the year	$208,000	$286,000

Advertising costs

The cost of advertising is expensed as incurred. Advertising expenses were $57,000, $42,000, and $281,000 for fiscal years 2006, 2005, and 2004, respectively.

Income taxes

The Company uses the asset and liability method of accounting for income taxes, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial reporting and income tax bases of assets and liabilities. Net income in fiscal year 2004 included an $11.2 million gain from an income tax benefit which resulted primarily from the reversal of the balance of the valuation allowance previously established for the Company’s deferred tax asset. The Company continually reviews its deferred tax asset to determine if a valuation allowance is required, primarily based on its estimates of future taxable income. Changes in the Company’s assessment of the need for a valuation allowance could give rise to a valuation allowance and an expense in the period of the change.

CHOLESTECH CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

	March 31,	March 25,	March 26,
	2006	2005	2004
	(In thousands, except per share data)

Income
Net income	$5,634	$4,148	$8,707

Shares
Basic	14,687	14,295	13,922
Effect of dilutive securities	326	177	313

Diluted	15,013	14,472	14,235

Per share net income:
Basic	$0.38	$0.29	$0.63
Effect of dilutive securities	(0.00)	(0.00)	(0.02)

Diluted	$0.38	$0.29	$0.61

Options to purchase 392,940, 380,407, and 1,410,172 shares of common stock were considered anti-dilutive because the respective exercise prices were greater than the average fair market value of common stock as of March 31, 2006, March 25, 2005, and March 26, 2004, respectively.

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

CHOLESTECH CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

The Company provides additional proforma disclosures required by SFAS 123 as amended by SFAS 148. Had the compensation cost for the Company’s stock option and stock purchase plans been determined based on the fair value of the options at the grant dates, as prescribed in SFAS 123, the Company’s net income and net income per share would have been as follows:

	Fiscal Year Ended
	March 31,	March 25,	March 26,
	2006	2005	2004
	(In thousands, except per share data)

Net income as reported	$5,634	$4,148	$8,707
Add: Stock-based employee compensation expense included in reported net income, net of tax	66	—	—
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(1,635)	(4,245)	(3,031)

Net income pro forma	$4,065	$(97)	$5,676

Net income per share:
As reported — basic	$0.38	$0.29	$0.63
Pro forma — basic	$0.27	$(0.01)	$0.41
As reported — diluted	$0.38	$0.29	$0.61
Pro forma — diluted	$0.27	$(0.01)	$0.40

Such pro forma disclosure may not be representative of future compensation costs as options vest over several years and additional grants are anticipated to be made each year.

The fair value is estimated using the Black-Scholes valuation model, with the following weighted-average assumptions used during the applicable periods:

	Fiscal Year Ended
	March 31,	March 25,	March 26,
	2006	2005	2004

Stock options:
Expected volatility	58.0%	71.0%	85.0%
Risk free interest rate	4.5%	3.0%	1.0%
Dividend yield	0.0%	0.0%	0.0%
Fair value of stock options granted	$5.81	$5.54	$6.53
Expected life	4.5 Years	5.5 Years	7 Years
Employee Stock Purchase Plan:
Expected volatility	N/A	74.0%	85.0%
Dividend yield	N/A	0.0%	0.0%
Fair value of stock purchase rights	N/A	$1.14	$1.36
Weighted average exercise price	N/A	$5.43	$5.38
Expected life	N/A	6 Months	6 Months

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

CHOLESTECH CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

The Company did not grant stock options or have outstanding options to non-employees for fiscal year 2006, fiscal year 2005 and fiscal year 2004.

Reclassifications

Certain financial statements items have been reclassified to conform to the current year’s format. These reclassifications had no material impact on previously reported results of operations.

Recent accounting pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43” (“SFAS 151”), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS 151 requires idle facility expenses, freight, handling costs and wasted material (spoilage) costs to be recognized as current period charges. It also requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect this standard will have a material impact on the financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our statements of income. In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB No. 107”) relating to the adoption of SFAS 123(R). Beginning in the first quarter of fiscal 2007, the Company will adopt SFAS 123(R) under the modified prospective transition method using the Black-Scholes pricing model. Under the new standard, the Company’s estimate of compensation expense will require a number of complex and subjective assumptions including its stock price volatility, employee exercise patterns (expected life of the options), future forfeitures and related tax effects. During the first quarter of fiscal year 2007, the Company will begin recording the fair value of its share-based compensation in its financial statements in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment (Revised 2004).” Although the adoption of SFAS 123(R) will have no adverse impact to the Company’s balance sheet and cash flows, it will adversely affect the Company’s net profit (loss) and earnings (loss) per share.

In October 2005, the FASB issued Financial Statement of Position (“FSP”) FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FAS 123(R)” (“FSP 123(R)-2”). FSP 123(R)-2 provides guidance on the application of grant date as defined in SFAS No. 123(R). In accordance with this standard a grant date of an award exists if a) the award is unilateral grant and b) the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. The Company will adopt this standard when it adopts FAS 123(R) beginning in the first quarter of fiscal year 2007, and does not expect it to have a material impact on its financial position, results of operations or cash flows.

In November 2005, the FASB issued FSP FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP 123(R)-3”). FSP 123(R)-3 provides an elective alternative method that establishes a computational component to arrive at the beginning balance of the accumulated paid-in capital

CHOLESTECH CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

pool related to employee compensation and simplified method to determine the subsequent impact the accumulated paid-in capital pool employee awards that are fully vested and outstanding upon the adoption of SFAS No. 123(R). The Company is currently evaluating this transition method.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 is a replacement of Accounting Principles Board Opinion No. 20 and SFAS No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS No. 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. SFAS No 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that it will have a material impact on its financial position, results of operations or cash flows.

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1 and 124-1”), which clarifies when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of the other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 and 124-1 are effective for all reporting periods beginning after December 15, 2005. At March 31, 2006, the Company has no unrealized investment losses that had not been recognized as other-than-temporary impairments in its available-for-sale securities. The Company does not anticipate that the implementation of these statements will have a significant impact on its financial position, results of operations or cash flows.

2.	Balance Sheet Composition

Accounts receivable consist of (in thousands), net:

	March 31, 2006	March 25, 2005

Accounts receivable	$5,327	$4,824
Less allowance for doubtful accounts	(198)	(173)

	$5,129	$4,651

Inventories consist of (in thousands), net:

	March 31, 2006	March 25, 2005

Raw materials	$2,662	$2,277
Work-in-progress	2,110	2,395
Finished goods	2,753	3,684

	$7,525	$8,356

CHOLESTECH CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

Property and equipment consist of (in thousands), net:

	March 31, 2006	March 25, 2005

Machinery and equipment	$15,204	$14,890
Furniture and fixtures	528	509
Computer equipment	3,354	3,330
Leasehold improvements	3,893	3,419
Construction-in-progress	1,139	632

	24,118	22,780
Less accumulated depreciation and amortization	(16,298)	(14,644)

	$7,820	$8,136

Depreciation and amortization expense of $2.9 million was incurred in fiscal year 2006, $3.2 million in fiscal year 2005 and $2.7 million in fiscal year 2004.

Accounts payable and accrued liabilities consist of (in thousands):

	March 31,	March 25,
	2006	2005

Trade accounts payable	$1,560	$2,492
Accrued accounting and reporting	259	596
Accrued royalties	686	855
Accrued legal expenses	52	105
Accrued rent	—	72
Other accrued liabilities	228	139

	$2,785	$4,259

3.	Borrowing Arrangements

The Company entered into an agreement with its primary bank for a $4.0 million revolving line of credit. While the line of credit is in effect, the Company is required to maintain on deposit with the bank assets with a collective value, as defined in the line of credit agreement, equivalent to no less than 100% of the outstanding principal balance. Amounts outstanding under the line of credit bear interest at either the Company’s choice of 0.5% below the bank’s prime rate or 1.00% above the LIBOR rate, depending on the payment schedule. The line of credit agreement expires in September 2008. As of March 31, 2006 and March 25, 2005, there were no borrowings outstanding under the line of credit and there was no amount reserved as a compensating balance.

4.	Commitments and Contingencies

Leases

The Company leases office and laboratory facilities under a non-cancelable operating lease. The lease for the Company’s headquarters facility was renewed during fiscal year 2005 and currently expires in March 2017. Rent expense was $904,000, $1.1 million, and $1.2 million for fiscal year 2006, 2005, and 2004 respectively.

CHOLESTECH CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

Future minimum payments required under the Company’s non-cancelable operating lease as of March 31, 2006, were (in thousands):

2007	1,115
2008	570
2009	586
2010	611
2011	628
Thereafter	4,211

$7,721

Litigation

On August 2, 2002, N.V. Euromedix (“Euromedix”) filed suit against the Company in the Commercial Court in Leuven, Belgium (No. F5700-02), seeking damages for the wrongful termination of an implied distribution agreement with the Company for Europe and parts of the Middle East. On November 7, 2002, the court dismissed the suit. On December 31, 2002, Euromedix filed another suit against the Company in the Commercial Court in Leuven, Belgium (No. B/02/00044), seeking damages in the amount of approximately 3.5 million Euros for the wrongful termination of an implied distribution agreement with our company for Europe and parts of the Middle East. At the introductory hearing on April 1, 2003, the case was sent to the general docket. The Company believes this claim is without merit and intends to continue to defend the claim vigorously.

On March 14, 2003, the Company initiated trademark infringement proceedings against Euromedix before the President of the Commercial Court in Leuven, Belgium (No. BRK/03/00017), seeking in principle an order (i) to prohibit Euromedix from selling, stocking, importing, exporting or promoting in the European Economic Area (“EEA”) products that violate the Company’s trademarks, under a penalty of 10,000 Euros for each LDX-Analyzer sold, a penalty of 1,000 Euros for each cassette sold contrary to the prohibition and a 25,000 Euros penalty for each publicity of advertisement; (ii) to prohibit Euromedix from using certain slogans and phrases, in combination with products associated with certain of the Company’s trademarks, in trade documents or other announcements, under a penalty of 25,000 Euros for each document used contrary to this prohibition; and (iii) to order the destruction of the inventory of products held by Euromedix that violate the Company’s trademarks, which have been imported into the EEA without the Company’s permission.

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

CHOLESTECH CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

7.	Restructuring Accruals

During the third quarter of fiscal year 2003, the Company recorded a restructuring charge of approximately $591,000 which included wages, severance and other related costs for two executives and two staff members whose employment was terminated as a result of the divestiture of the Company’s WellCheck testing services business. The accrual represents costs recognized pursuant to the EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring) and SAB 100, Restructuring and Impairment Charges. The restructuring accrual is included on the Company’s balance sheets as a part of accrued payroll and benefits. The Company made payments of $344,000 and $178,000 to employees terminated under the fiscal year 2003 restructuring plan in fiscal year 2005 and fiscal year 2004, respectively. As of March 31, 2006, the Company does not expect to make any additional payments under the restructuring plan.

8.	Shareholders’ Equity

Preferred stock

The Company is authorized to issue 5,000,000 shares of preferred stock. The board of directors has authority to issue the preferred stock in one or more series and to fix the price, rights, preferences, privileges and restrictions thereof, including the dividend rights, dividend rates, conversion rights, voting rights terms of redemption, redemption prices, liquidation preferences and the number of shares constituting a series or the designation of such series, without any further vote or action by the Company’s shareholders. In connection with the Company’s shareholder rights plan, 25,000 shares of the preferred stock have been designated Series A participating preferred stock. None of the shares of Series A participating preferred stock were outstanding as of March 31, 2006, nor was there any activity relating to preferred stock during the three year period ended March 31, 2006.

Stock incentive program

In 1997, 1999 and 2000 the shareholders approved Stock Incentive Programs for the issuance of incentive stock options (“ISOs”) and non — qualified stock options (“NSOs”) as follows:

1999 Nonstatutory
	1997 Stock	Stock Option	2000 Stock
	Incentive Program	Program	Incentive Program

Exercise price	Not less than 100%	Not less than 100%	Not less than 100%
	of fair market	of fair market	of fair market
	value on date of	value on date of	value on date of
	grant	grant	grant
Exercise period	Not to exceed 7	Not to exceed 10	Not to exceed 10
	years and a day	years and a day	years and a day
Vesting period per year	At least 25%	At least 25%	At least 25%
Type of options available	ISOs/NSOs	NSOs	ISOs/NSOs
Shares of common stock reserved	900,000	2,000,000	2,145,000
Share available for future grant as of March 31, 2006	87	57,494	777,731

CHOLESTECH CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

Stock option activity under the 1997 program, 1999 program and 2000 program is as follows:

		Weighted Average
	Outstanding	Exercise Price
	Options	Per Share

Balance, March 28, 2003	2,404,722	9.37
Granted	577,250	8.76
Exercised	(311,001)	5.10
Canceled	(310,307)	11.58

Balance, March 26, 2004	2,360,664	9.49
Granted	633,400	9.00
Exercised	(401,200)	6.17
Canceled	(468,829)	10.49

Balance, March 25, 2005	2,124,035	9.75
Granted	441,750	11.30
Exercised	(173,828)	7.66
Canceled	(163,408)	11.14

Balance, March 31, 2006	2,228,549	10.12

The following table summarizes information about stock options outstanding as of March 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted Avg.	Weighted Avg.		Weighted Avg.
Range of Exercise Prices	Number	Contractual Life(1)	Exercise Price	Number	Exercise Price

$4.28 – $6.97	101,903	8.5	$6.56	49,016	$6.13
$6.98 – $8.29	609,115	6.7	7.77	524,621	7.75
$8.30 – $10.20	832,781	8.3	9.34	366,945	9.12
$10.21 – $12.50	468,950	8.6	11.85	151,309	12.00
$12.51 – $17.85	215,800	6.0	17.63	215,800	17.63

	2,228,549	7.7	10.12	1,307,691	10.20

(1)	years

Employee stock purchase plan

In August 2002, the shareholders approved the 2002 Employee Stock Purchase Plan (the “ESPP”) which reserved 400,000 shares of common stock to be issued in accordance with the Internal Revenue Code under such terms as approved by the board of directors. Under the terms of the ESPP, employees can choose quarterly to have up to 15% of their compensation withheld to purchase shares of common stock. Starting May 1, 2005 the Company amended the ESPP such that employees can purchase shares of common stock at a price per share that is 85% of the closing price of the common stock on the NASDAQ National Market on the last trading day of the quarterly purchase period. Prior to May 1, 2005, each offering period was for two years and consisted of four six-month purchase periods. The price of the common stock purchased was 85% of the lesser of the fair market value of the common stock on the first day of the applicable offering period or the last day of each purchase period. Under the ESPP, the Company sold 33,502 and 95,038 shares of common stock to employees in fiscal year 2006 and fiscal year 2005, respectively.

CHOLESTECH CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

Restricted stock

The Company grants restricted stock to key employees as a means of retaining and rewarding them for long-term performance and to increase their ownership in the Company. Shares awarded under the plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by a committee, appointed by the board of directors, and may not exceed ten years.

The Company accounts for its Restricted Stock Plan under APB Opinion No. 25, Accounting for Stock Issued to Employees. During fiscal year 2006, 2005 and 2004, 52,767, 23,682, and 0 shares, respectively, were granted with restriction periods of four years. The shares were recorded at the market value on the date of issuance as deferred compensation and the related amounts are being amortized to operations over the respective vesting period. During fiscal year 2006, 2005 and 2004, $100,000, $0 and $0, respectively, in net stock-based compensation was charged to operations related to these shares of restricted stock. At March 31, 2006, the weighted-average grant date fair value and weighted-average contractual life for outstanding shares of restricted stock was $10.84 and 3.8 years, respectively.

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

Stock option acceleration

On March 23, 2005, the board of directors of the Company, acting upon the recommendation of the compensation committee of the board of directors, approved an acceleration of vesting for all outstanding unvested stock options with a per share exercise price equal to or greater than $12.06 (the “Acceleration”). These options had exercise prices in excess of the current market value of the common stock on March 23, 2005, therefore, no expense was recognized on the Acceleration. The options to purchase 93,337 shares of the Company’s common stock at exercise prices ranging from $12.06 to $17.85 became immediately exercisable as of March 23, 2005.

9.	Retirement Savings Plan

All employees of the Company can participate in the Cholestech Corporation Retirement Savings Plan (“the 401(k) Plan”) in which an employee may elect to defer, in the form of contributions to the 401(k) Plan, between 1% and 15% of the employee’s W-2 income. Employee contributions are fully vested and non-forfeitable at all times. The 401(k) Plan provides for employer discretionary matching contributions as determined by the board of directors. Company contributions to the 401(k) Plan were $328,000, $286,500, and $209,000 in fiscal years 2006, 2005, and 2004, respectively.

CHOLESTECH CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

10.	Income Taxes

The provision (benefit) for income taxes from continuing operations consisted of (in thousands):

	Federal	State	Total

Year ended March 31, 2006:
Current	$337	$237	$574
Deferred	2,666	421	3,087

Total	$3,003	$658	$3,661

Year ended March 25, 2005:
Current	$2,091	$74	$2,165
Deferred	207	(400)	(193)

Total	$2,298	$(326)	$1,972

Year ended March 26, 2004:
Current	$—	$247	$247
Deferred	(10,217)	(1,209)	(11,426)

Total	$(10,217)	$(962)	$(11,179)

The differences between the expected federal statutory income tax rate of 34% and the Company’s actual effective tax rate (or benefit) for fiscal years 2006, 2005, and 2004 are as follows:

	Fiscal Year Ended
	March 31,	March 25,	March 26,
	2006	2005	2004

Expected provision (benefit) at statutory rate	34.0%	34.0%	(34.0)%
State taxes, net of federal benefit	4.7	(3.6)	(25.7)
Permanent differences	.4	.5	1.9
Research and development credits	.3	(.3)	(1.5)
Change in valuation allowance	—	—	(406.3)
Other	—	1.6	(74.0)

	39.4%	32.2%	(539.6)%

The difference between the federal statutory income tax rate and the Company’s effective tax rate for fiscal year 2004 relates primarily to changes in the valuation allowance for which a benefit was recognized.

Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year

CHOLESTECH CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

in which the differences are expected to reverse. Significant deferred tax assets and liabilities consist of the following (in thousands):

		March 25,
	March 31, 2006	2005

Deferred tax assets:
Net operating loss carryforwards	$11,392	$14,627
Accrued expenses	382	370
Inventory	308	319
Capitalized research and development	201	147
Research and development and other tax credits	1,769	1,878
Property and equipment	303	174
Other	156	66

Total gross deferred tax assets	14,511	17,581
Valuation allowance	—	—

Net deferred tax assets	$14,511	$17,581

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

As of March 31, 2006, the Company had net operating losses of approximately $33.5 million for federal tax purposes, which will expire from 2007 through 2024. Additionally, the Company has federal and state tax credits, primarily research and development credits, of $1.2 million for federal tax purposes and $794,000 for state tax purposes. The federal credits will expire from 2007 through 2024, if not utilized.

Ownership changes, as defined under Section 382 of the Internal Revenue Code, have occurred. As a result, the annual limitation on utilization of net operating losses generated prior to December 16, 1992 is approximately $5.7 million. The Company expects that this annual limitation will not cause any of the net operating losses to expire prior to utilization.

11.	Geographic Information

All of the Company’s products are similar in nature, have similar production processes, are subject to the same regulatory environment and are sold by the Company’s sales professionals to companies that distribute healthcare products to end users of such products. Sales of products to distributors are made throughout the United States, Europe and Asia. Cholestech has determined that it has only one class of similar products and therefore, operates in only one reportable segment.

The Company’s export sales were $8.1 million, $7.3 million, and $7.4 million for fiscal years 2006, 2005, and 2004, respectively. Sales to Europe were $5.1 million, $4.3 million, and $4.1 million in fiscal years 2006, 2005, and 2004, respectively, with the remainder of export sales to Asia and Latin America. All of the Company’s assets are located in the United States.

SCHEDULE II

CHOLESTECH CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Additions to		Balance at
	Beginning	Costs &		End of
	of Period	Expenses	Deductions	Period

Fiscal Year Ended March 26, 2004
Allowance for doubtful accounts	$176,000	$54,000	—	$230,000
Allowance for sales returns	5,000	(5,000)	—	—
Inventory reserve	173,000	651,000	—	824,000
Fiscal Year Ended March 25, 2005
Allowance for doubtful accounts	$230,000	$33,000	$90,000	$173,000
Inventory reserve	824,000	—	395,000	429,000
Fiscal Year Ended March 31, 2006
Allowance for doubtful accounts	$173,000	$25,000	—	$198,000
Inventory reserve	429,000	—	285,000	144,000

All other Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Exhibit Index

3	.1(1)	Restated Articles of Incorporation of Registrant
3	.2(2)	Bylaws of Registrant, as amended to date
4	.2(3)	Amended and Restated Preferred Share Rights Agreement dated January 1, 2005 between Registrant and Computershare Investor Services, LLC, including the Certificate of Determination, the form of Rights Certificate and Summary of Rights attached thereto as Exhibits A, B and C, respectively
10	.1(4)	1988 Stock Incentive Program, as amended, and forms of agreements thereto
10	.3(2)	Standard Industrial Lease Agreement between Registrant and Sunlife Assurance Company of Canada dated October 22, 1989
10	.3.1(5)	First Amendment to Standard Industrial Lease Agreement between Registrant and Sunlife Assurance Company of Canada dated April 1995
10	.4(2)	Form of Indemnification Agreement between Registrant and its officers and its directors
10	.17.1(6)	Revolving Line of Credit Note effective September 1, 2004 by and between Wells Fargo Bank and Registrant
10	.17.2(25)	Amended Revolving Line of Credit Note effective September 1, 2005 by and between Wells Fargo Bank and Registrant.
10	.20(7)	1997 Stock Incentive Program, as amended, and form of agreement thereto
10	.21(8)	1999 Nonstatutory Stock Option Plan, as amended, and form of agreement thereto
10	.25(9)	Employment Agreement between Registrant and Thomas E. Worthy dated August 6, 1999
10	.26(9)	Employment Agreement between Registrant and Terry L. Wassmann dated March 28, 2000
10	.29(10)	2000 Stock Incentive Program, as amended, and form of agreement thereto
10	.29.1(24)	Form of 2000 Stock Incentive Program Notice of Grant of Stock Purchase Right
10	.32(11)	Employment Agreement between Registrant and William W. Burke dated March 14, 2001
10	.37(12)	Lease Agreement between Registrant and the BIV Group dated July 23, 2001
10	.37.1(13)	Lease Agreement Addendum No. One by and between Registrant and BIV Group dated November 19, 2004
10	.38(14)	2002 Employee Stock Purchase Plan and form of agreement thereto
10	.39(15)	Stock Purchase Agreement dated December 23, 2002 between Registrant, WellCheck Inc. and ImpactHealth.com, Inc.
10	.40(16)	Amended and Restated Severance Arrangement between Registrant and Warren E. Pinckert II dated June 14, 2001
10	.40.1(16)	First Amendment to Amended and Restated Severance Arrangement between Registrant and Warren E. Pinckert II dated March 27, 2003
10	.41(16)	Change of Control Severance Agreement between Registrant and Warren E. Pinckert II dated June 14, 2001
10	.41.1(16)	First Amendment to Change of Control Severance Agreement between Registrant and Warren E. Pinckert II dated January 23, 2003
10	.41.2 (17)	Amended and Restated Change of Control Severance Agreement between Registrant and Warren E. Pinckert II dated March 25, 2004
10	.42(16)	Severance Agreement between Registrant and William W. Burke dated July 17, 2001
10	.43(16)	Change of Control Severance Agreement between Registrant and William W. Burke dated July 21, 2001
10	.43.1(16)	First Amendment to Change of Control Severance Agreement between Registrant and William W. Burke dated January 23, 2003
10	.43.2 (17)	Amended and Restated Change of Control Severance Agreement between Registrant and William W. Burke dated March 25, 2004
10	.46(16)	Severance Agreement between Registrant and Terry L. Wassmann dated July 17, 2001
10	.46.1(16)	First Amendment to Severance Agreement between Registrant and Terry L. Wassmann dated January 23, 2003

10	.47(16)	Change of Control Severance Agreement between Registrant and Terry L. Wassmann dated January 23, 2003
10	.47.1(16)	First Amendment to Change of Control Severance Agreement between Registrant and Terry L. Wassmann dated January 23, 2003
10	.47.2 (17)	Amended and Restated Change of Control Severance Agreement between Registrant and Terry L Wassmann dated March 25, 2004
10	.48(16)	Severance Agreement between Registrant and Thomas E. Worthy dated July 19, 2001
10	.48.1(18)	First Amendment to Severance Agreement between Registrant and Thomas E. Worthy dated October 10, 2003
10	.50(16)	Employment Agreement between Registrant and Donald P. Wood dated March 31, 2003
10	.51(16)	Severance Agreement between Registrant and Donald P. Wood dated April 1, 2003
10	.51.1(18)	First Amendment to Severance Agreement between Registrant and Donald P. Wood dated October 10, 2003
10	.52(18)	Change of Control Severance Agreement between Registrant and Donald P. Wood dated October 10, 2003
10	.52.1(17)	Amended and Restated Change of Control Severance Agreement between Registrant and Donald P. Wood dated March 25, 2004
10	.54(18)	Change of Control Severance Agreement between Registrant and Thomas E. Worthy dated October 10, 2003
10	.54.1(17)	Amended and Restated Change of Control Severance Agreement between Registrant and Thomas E. Worthy dated March 25, 2004
10	.55(18)	Change of Control Severance Agreement between Registrant and Kenneth F. Miller dated June 2, 2004
10	.56(19)	Severance Agreement between Registrant and John F. Glenn dated October 12, 2004
10	.57(19)	Change of Control Severance Agreement between Registrant and John F. Glenn dated October 12, 2004
10	.58(6)	Transition Agreement between Registrant and William W. Burke dated July 21, 2004
10	.59(20)	Change of Control Severance Agreement dated February 1, 2005 between Registrant and Barbara McAleer
10	.60(20)	Severance Agreement dated February 1, 2005 between Registrant and Barbara McAleer
10	.61(21)	Transition Agreement dated July 25, 2005 between Registrant and Thomas E. Worthy
10	.62(22)	Change of Control Severance Agreement between Registrant and Gregory L. Bennett dated December 7, 2005
10	.63(22)	Severance Agreement dated December 7, 2005 between Registrant and Gregory L. Bennett
10	.64(23)	OEM Agreement by and between Registrant and Boule Diagnostics International AB dated November 14, 2005
23.1		Consent of Independent Registered Public Accounting Firm
24.1		Power of Attorney (see page 48)
31.1		Certification of Chief Executive Officer under Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2		Certification of Chief Financial Officer under Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-1 (No. 33-54300) as declared effective by the Securities and Exchange Commission on December 16, 1992.

(2)	Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-1 (No. 33-47603) as declared effective by the Securities and Exchange Commission on June 26, 1992.

(3)	Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form 8-A/A filed with the Securities and Exchange Commission on January 5, 2005.

(4)	Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-8 (No. 333-22475) as declared effective by the Securities and Exchange Commission on February 28, 1997.

(5)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

(6)	Incorporated by reference to exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 24, 2004.

(7)	Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-8 (No. 333-38151) as declared effective by the Securities and Exchange Commission on October 17, 1997.

(8)	Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-8 (333-94503) as declared effective by the Securities and Exchange Commission on January 12, 2000.

(9)	Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

(10)	Incorporated by reference to exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2003.

(11)	Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the fiscal year ended March 30, 2001.

(12)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2001.

(13)	Incorporated by reference to exhibits filed with Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on November 23, 2004.

(14)	Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-8 (No. 333-98143) as declared effective by the Securities and Exchange Commission on August 15, 2002.

(15)	Incorporated by reference to exhibits filed with Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2003.

(16)	Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the fiscal year ended March 28, 2003.

(17)	Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the fiscal year ended March 26, 2004.

(18)	Incorporated by reference to exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 26, 2003.

(19)	Incorporated by reference to exhibits filed with Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2004.

(20)	Incorporated by reference to exhibits filed with Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2005.

(21)	Incorporated by reference to an exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 24, 2005.

(22)	Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2005.

(23)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 23, 2005.

(24)	Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the fiscal year ended March 25, 2005.