Form 10-Q
period 2006-06-30
CHOLESTECH CORPORATION
filed 2006-08-09
CIK 887227

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2006, 14,988,875 shares of the registrant’s common stock were outstanding.

CHOLESTECH CORPORATION

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED FINANCIAL STATEMENTS
CHOLESTECH CORPORATION
CONDENSED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30, 2006	March 31, 2006(1)
Assets
Current assets:
Cash and cash equivalents	$6,473	$7,161
Marketable securities	30,859	21,071
Accounts receivable, net	4,734	5,129
Inventories, net	8,005	7,525
Prepaid expenses and other assets	1,750	2,199
Deferred tax assets	1,524	775

Total current assets	53,345	43,860

Property and equipment, net	7,305	7,820
Intangible assets, net	472	492
Long-term marketable securities	9,127	14,444
Long-term deferred tax assets	12,464	13,736
Other long-term assets	446	350

Total assets	$83,159	$80,702

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$3,165	$2,785
Accrued payroll and benefits	2,404	3,544
Other liabilities	209	241

Total current liabilities	5,778	6,570

Contingencies (note 8)
Shareholders’ equity:
Common stock, no par value; 25,000,000 shares authorized; 14,980,005 and 14,868,825 shares issued and outstanding at June 30, 2006 and March 31, 2006, respectively	95,894	94,015
Accumulated other comprehensive loss	(138)	(125)
Deferred compensation	(773)	(660)
Accumulated deficit	(17,602)	(19,098)

Total shareholders’ equity	77,381	74,132

Total liabilities and shareholders’ equity	$83,159	$80,702

(1)	The information in this column was derived from the Company’s audited financial statements as of the fiscal year ended March 31, 2006.
See Notes to Unaudited Condensed Financial Statements

CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended
	June 30,	June 24,
	2006	2005
Revenue	$16,784	$15,065
Cost of revenue	5,599	5,472

Gross profit	11,185	9,593

Operating expenses:
Sales and marketing	3,888	3,312
Research and development	1,383	1,067
General and administrative	3,780	2,755

Total operating expenses	9,051	7,134

Income from operations	2,134	2,459

Interest and other income, net	468	133

Income before provision for income taxes	2,602	2,592
Provision for income taxes	1,106	1,000

Net income	$1,496	1,592

Net income per share:

Basic	$0.10	$0.11

Diluted	$0.10	$0.11

Shares used to compute income per share:

Basic	14,824	14,618

Diluted	15,193	14,913

See Notes to Unaudited Condensed Financial Statements

CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Thirteen Weeks
	Ended
	June 30,	June 24,
	2006	2005
Cash flows from operating activities:
Net income	$1,496	$1,592
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	749	686
Stock-based compensation	776	25
Tax benefits from equity based compensation	179	—
Excess tax benefits from equity based compensation plans	(128)	—
Change in allowance for doubtful accounts	(2)	(44)
Change in inventory reserve	(17)	(115)
Change in deferred tax asset	523	972
Changes in assets and liabilities:
Accounts receivable	397	567
Inventories	(463)	(247)
Prepaid expenses and other assets	449	327
Other long-term assets	(96)	(87)
Accounts payable and accrued expenses	380	(914)
Accrued payroll and benefits	(1,140)	(1,005)
Other liabilities	(32)	(34)

Net cash provided by operating activities	3,071	1,723

Cash flows from investing activities:
Sales and maturities of marketable securities	14,272	6,710
Purchases of marketable securities	(18,756)	(6,830)
Purchases of property and equipment	(214)	(877)

Net cash used in investing activities	(4,698)	(997)

Cash flows from financing activities:
Issuance of common stock	811	301
Excess tax benefits from equity based compensation plans	128	—

Net cash provided by financing activities	939	301

Net increase (decrease) in cash and cash equivalents	(688)	1,027

Cash and cash equivalents at beginning of period	7,161	4,304

Cash and cash equivalents at end of period	$6,473	$5,331

See Notes to Unaudited Condensed Financial Statements

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
1. Basis of Presentation
     The interim unaudited financial information of Cholestech Corporation (the “Company”) is prepared in conformity with accounting principles generally accepted in the United States of America. The financial information included herein has been prepared by management and should be read in conjunction with the audited financial statements contained in the Annual Report on Form 10-K for the fiscal year ended March 31, 2006. The information furnished includes all adjustments and accruals consisting only of normal recurring accrual adjustments that are, in the opinion of management, necessary for a fair presentation of results for the interim periods. Certain information or footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.
     The interim results are not necessarily indicative of the results of operations for the full fiscal year ending March 30, 2007, or any other future interim period.
2. Summary of Significant Accounting Policies
     The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006 filed with the Securities and Exchange Commission. The Company’s significant accounting policies reflect the adoption of the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”); and have otherwise not materially changed during the thirteen weeks ended June 30, 2006.
     Beginning April 1, 2006, the Company began accounting for stock options and shares issued under its employee stock purchase plan (“ESPP”) under SFAS 123(R), which requires the recognition of the fair value of equity based compensation. The fair value of stock options was estimated using a Black-Scholes option valuation model. This model requires the Company to make subjective assumptions in implementing SFAS 123(R), including expected stock price volatility, estimated life and estimated forfeitures of each award. The fair value of equity-based awards is amortized over the vesting period of the award, and the Company has elected to use the straight-line method. The Company makes quarterly assessments of the adequacy of the tax credit pool to determine if there are any deficiencies which require recognition in the condensed statement of operations.
     The Company has elected to adopt the alternative transition method provided under the provisions of Financial Accounting Standards Board (“FASB”) Staff Position No. FAS 123(R) — 3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).
3. Recent Accounting Pronouncements
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on March 31, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial position, cash flows, and results of operations.

4. Balance Sheet Data
     The components of inventories are as follows (in thousands), net:

	June 30, 2006	March 31, 2006
Raw materials	$2,333	$2,662
Work-in-process	2,051	2,110
Finished goods	3,621	2,753

	$8,005	$7,525

5. Reclassifications
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

	Thirteen Weeks Ended
	June 30,	June 24,
(in thousands, except per share data)	2006	2005
Net income	$1,496	$1,592

Shares
Basic	14,824	14,618
Effect of dilutive securities	369	295

Diluted	15,193	14,913

Per share net income
Basic	$0.10	$0.11
Effect of dilutive securities	0.00	0.00

Diluted	$0.10	$0.11

     As of June 30, 2006, options to purchase 204,270 shares of common stock were considered anti-dilutive because the respective exercise prices were greater than the average fair market value of the common stock. As of June 24, 2005, options to purchase 704,163 shares of common stock were considered anti-dilutive because the respective exercise prices were greater than the average fair market value of the common stock.
7. Stock-Based Compensation
     Effective April 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective transition method. Under this new standard, the Company’s estimate of compensation expense requires a number of complex and subjective assumptions, including the price volatility of Cholestech’s common stock, employee exercise patterns (expected life of the options), future forfeitures and related tax effects. Prior to the adoption of SFAS 123(R), the Company accounted for stock option grants to employees using the intrinsic value method, in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and accordingly, recognized no compensation expense for stock option grants to employees.
     Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding on April 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for the thirteen weeks ended June 30, 2006 includes compensation cost for all stock-based payments granted prior to, but not yet vested as of, April 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all stock-based payments granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.
     Prior to April 1, 2006, the Company accounted for its stock-based employee compensation arrangements using the intrinsic value method of accounting. Compensation expense was based on the difference, if any, on the date of the grant between the fair value of the Company’s common shares and the exercise price of the option. Compensation costs for stock options, if any, were realized ratably over the vesting period. The following table illustrates the effect on the Company’s net income and net income per share had compensation expense for stock-based compensation been determined in accordance with SFAS 123 for the thirteen weeks ended June 24, 2005 (in thousands, except per share amounts):

Thirteen Weeks
Ended
(in thousands, except per share data)	June 24, 2005
Net income as reported	$1,592
Add: Stock-based employee compensation expense included in reported net income, net of tax	15
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(683)

Pro forma net income	$924

Net income per share:
Basic
As reported	$0.11
Pro forma	$0.06
Diluted
As reported	$0.11
Pro forma	$0.06
     The fair value of each stock option is estimated on the date of the grant using the Black-Scholes valuation model, with the following weighted-average assumptions used for grants during the applicable periods:

	Thirteen Weeks Ended
	June 30,	June 24,
	2006	2005
Risk free interest rate	5.08%	3.73%
Expected life	4.6 Years	4.5 Years
Expected volatility	58.5%	65.0%
Dividend yield	0.0%	0.0%
Weighted-average grant-date fair value	$7.43	$5.09
     The expected term of stock options represents the weighted-average period the stock options are expected to remain outstanding. The expected term was developed based on observed and expected time to post-vesting exercise, cancellation or forfeiture of an option. Expected volatility was derived exclusively from an analysis of the Company’s historical stock prices. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the option. The expected dividend assumption is based on the Company’s history and expectation of foreseeable dividend payouts.
     The Company recognizes stock-based compensation costs for grants made after April 1, 2006 on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. These costs should reflect awards ultimately expected to vest, and have therefore been reduced for estimated forfeitures. The Company has used a 4.1% forfeiture rate in its calculation of stock-based compensation expense based on historical experience over the term. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to April 1, 2006, the Company accounted for forfeitures as they occurred.
     Stock Incentive Program
     The following table summarizes stock option activity under the 1997 program, 1999 program, and 2000 program for the thirteen weeks ended June 30, 2006:

		Weighted Average
	Outstanding	Exercise Price
	Options	Per Share
Balance, March 31, 2006	2,228,549	$10.12
Granted	34,500	14.04
Exercised	(90,264)	7.87
Canceled	(25,332)	16.14

Balance, June 30, 2006	2,147,453	$10.20

     The following table summarizes information about stock options outstanding as of June 30, 2006:

	Options Outstanding			Options Exercisable
		Weighted Avg.	Weighted Avg.		Weighted Avg.
Range of Exercise Prices	Number	Contractual Life (years)	Exercise Price	Number	Exercise Price
$4.28 - $6.97	94,046	7.5	$6.66	46,491	$6.35
$6.98 - $8.29	545,612	6.1	7.77	479,255	7.76
$8.30 - $10.20	809,357	8.0	9.35	394,206	9.15
$10.21 - $12.50	468,388	8.2	11.85	186,961	11.86
$12.51 - $17.85	230,050	6.4	17.07	195,550	17.61

	2,147,453	7.4	$10.20	1,302,463	$10.20

     At June 30, 2006 the aggregate intrinsic value of options outstanding was $5.4 million and the aggregate intrinsic value of outstanding options exercisable was $3.3 million.
     Employee stock purchase plan
     In August 2002, the shareholders approved the 2002 Employee Stock Purchase Plan (the “ESPP”) which reserved 400,000 shares of common stock to be issued in accordance with the Internal Revenue Code under such terms as approved by the board of directors. Under the terms of the ESPP, employees can choose quarterly to have up to 15% of their compensation withheld to purchase shares of common stock. Starting May 1, 2005 the Company amended the ESPP such that employees can purchase shares of common stock at a price per share that is 85% of the closing price of the common stock on the NASDAQ National Market on the last trading day of the quarterly purchase period. Prior to May 1, 2005, each offering period was for two years and consisted of four six-month purchase periods. The price of the common stock purchased was 85% of the lesser of the fair market value of the common stock on the first day of the applicable offering period or the last day of each purchase period. During the thirteen weeks ended June 30, 2006 and June 24, 2005 the Company sold 9,241 and 0 shares, respectively, of common stock to employees under the ESPP.
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

     A summary of the changes in restricted stock outstanding under the Company’s equity compensation plans during the thirteen weeks ending June 30, 2006 is set forth below:

			Weighted
			Average
		Weighted	Remaining
		Avg. Grant	Contractual	Aggregate
		Date Fair	Life	Intrinsic
	Shares	Value	(Years)	Value
Restricted stock at March 31, 2006	65,436	$10.84	3.8	$831,000
Granted	11,675	14.04	3.9	148,000
Vested	(1,837)	9.26	—	(23,000)
Forfeited	—	—	—	—

Restricted stock at June 30, 2006	75,274	$11.38	3.4	$956,000
     As of June 30, 2006, the Company had $773,000 of deferred compensation related to restricted stock grants, which will be recognized over the weighted average period of 3.4 years.
     Shareholder rights plan
     In January 1997, the board of directors approved a shareholder rights plan under which shareholders of record on March 31, 1997 received a right to purchase (the “Right”) one-thousandth of a share of Series A participating preferred stock at an exercise price of $44.00, subject to adjustment. The Rights will separate from the common stock and Rights certificates will be issued and will become exercisable on the earlier of: (i) ten days (or such later date as may be determined by a majority of the board of directors) following a public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the Company’s outstanding common stock or (ii) ten business days following the commencement of, or announcement of an intention to make, a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the Company’s outstanding common stock. The Rights expire on the earlier of (i) January 22, 2007 or (ii) the redemption or exchange of the Rights.
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
8. Contingencies
     On August 2, 2002, N.V. Euromedix (“Euromedix”) filed suit against the Company in the Commercial Court in Leuven, Belgium (No. F5700-02), seeking damages for the wrongful termination of an implied distribution agreement with the Company for Europe and parts of the Middle East. On November 7, 2002, the court dismissed the suit. On December 31, 2002, Euromedix filed another suit against the Company in the Commercial Court in Leuven, Belgium

(No. B/02/00044), seeking damages in the amount of approximately 3.5 million Euro for the wrongful termination of an implied distribution agreement with our company for Europe and parts of the Middle East. At the introductory hearing on April 1, 2003, the case was sent to the general docket. The Company believes this claim is without merit and intends to continue to defend the claim vigorously.
     On March 14, 2003, the Company initiated trademark infringement proceedings against Euromedix before the President of the Commercial Court in Leuven, Belgium (No. BRK/03/00017), seeking in principle an order (i) to prohibit Euromedix from selling, stocking, importing, exporting or promoting in the European Economic Area (“EEA”) products that violate the Company’s trademarks, under a penalty of 10,000 Euro for each LDX-Analyzer sold, a penalty of 1,000 Euro for each cassette sold contrary to the prohibition and a 25,000 Euro penalty for each publicity of advertisement; (ii) to prohibit Euromedix from using certain slogans and phrases, in combination with products associated with certain of the Company’s trademarks, in trade documents or other announcements, under a penalty of 25,000 Euro for each document used contrary to this prohibition; and (iii) to order the destruction of the inventory of products held by Euromedix that violate the Company’s trademarks, which have been imported into the EEA without the Company’s permission.
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

9. Comprehensive Income
     The Company’s total comprehensive income was as follows (in thousands):

	Thirteen Weeks Ended
	June 30,	June 24,
	2006	2005
Net income	$1,496	$1,592
Change in unrealized gain (loss) on investments, net	(13)	(66)

Total comprehensive income	$1,483	$1,526

10. Income Taxes
     For the thirteen weeks ended June 30, 2006, the Company recorded a provision for income taxes of $1.1 million, for an effective tax rate of 42.5%. For the thirteen weeks ended June 24, 2005, the Company recorded a provision for income taxes of $1.0 million, for an effective rate of 38.6%. The effective rate increased as a result of non-deductible stock-based compensation expense resulting from the adoption of SFAS 123(R) and the lapse in the federal provision allowing a credit for qualifying research and development activity.
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
11. Warranties
     The Company records an accrual for estimated warranty costs when revenue is recognized. Warranty covers repair costs of the LDX Analyzer and replacement costs of defective single-use test cassettes. The warranty period for the LDX Analyzer is one year and for single-use test cassettes is the shelf-life of the product. The warranty cost of the GDX Analyzer and test cartridges are the responsibility of the vendor. The Company has processes in place to estimate accruals for warranty exposure. The processes include estimated LDX Analyzer failure rates and repair costs, known design changes, and estimated replacement rates for single-use test cassettes. Although the Company believes it has the ability to reasonably estimate warranty expenses, unforeseeable changes in factors impacting the estimate for warranty could occur and such changes could cause a material change in the Company’s warranty accrual estimate. Such a change would be recorded in the period in which the change was identified. Changes in the Company’s product warranty liability during the thirteen weeks ended June 30, 2006 and June 24, 2005, respectively, were as follows (in thousands):

	Thirteen Weeks Ended
	June 30,	June 24,
	2006	2005
Balance at the beginning of the year	$208	$286
Accruals and charges for warranty for the year	43	79
Cost of repairs and replacements	(75)	(114)

Balance	$176	$251

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of federal securities laws. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under Part II, Item 1A. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue” or the negative of these terms or other comparable terminology. Forward-looking statements include, but are not limited to, the following statements: our beliefs regarding the positive impact of recent developments; and our expected capital expenditures. In evaluating these statements, you should specifically consider various factors, including the risks outlined under Part II, Item 1A. “Risk Factors.” These factors may cause our actual results to differ materially from any forward-looking statement.
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
Overview
     We are a leading provider of diagnostic tools and information for immediate risk assessment and therapeutic monitoring of heart disease and diabetes. We currently manufacture the Cholestech LDX® System (the “LDX System”), which includes the LDX Analyzer and a variety of single-use test cassettes and market the LDX System in the United States, Canada, Europe, Asia, Australia and Latin America. The LDX System, which is waived under the Clinical Laboratory Improvement Amendments (“CLIA”), allows healthcare providers to perform individual tests or combinations of tests with a single drop of blood from a fingerstick within approximately six minutes. Our current products measure and monitor blood cholesterol, related lipids, glucose, liver function and high sensitivity C-reactive protein, and are used to test patients at risk of or suffering from heart disease, diabetes and liver disease. The LDX System can also provide the Framingham Risk Assessment from the patient’s results as measured on the lipid profile cassette. In the thirteen weeks ended June 30, 2006, revenue from sales of the LDX Analyzer, single-use test cassettes and accessories represented 97% of our revenue.
     Our corporate headquarters is located in Hayward, California. All of our manufacturing, research, regulatory and administrative activities are conducted at this location. We sell our products through a worldwide network of over 85 distributors. We have 21 regional sales managers who coordinate and work with our distribution partners to identify and promote sales of our products. We also employ 13 technical service representatives who are responsible for field customer service and customer retention initiatives within our existing installed base of products.
     We have experienced recent significant developments that we expect to have a positive impact on our company, including the following:
•	In May 2006, we announced that Flora pro.activ, the UK’s leading cholesterol lowering brand, has selected the LDX System as part of the “Test the Nation” program. This is the second national heart health initiative that has used the LDX System. The Swiss Heart Foundation recently submitted results of its national screening program to the Swiss Health Ministry. The “Test the Nation” program is being run by Flora pro.activ, in association with H.E.A.R.T. UK, the Hyperlipidaemia Education and Research Trust. The program aims to provide the necessary information that will encourage people to find out what shape their heart is in and take responsibility for their heart health. The campaign kicked off at the start of April, 2006 and takes place at city centres, supermarkets and major events including the Flora London Marathon on April 23. Over the next four months, Unilever will be offering free heart health checks with fully qualified nurses and expert advice on diet and lifestyle. In addition to free blood pressure and cholesterol testing with a qualified nurse, everyone tested will receive a Complete Guide to Heart Health.

•	In June 2006, we announced a contract with the Mexican Ministry of Communication and Transportation to supply the LDX System, for the Direccion General de Proteccion y Medicina Preventiva en el Transporte (DGPMPT). As part of the agreement, the DGPMPT will initially acquire 42 LDX Systems and 25,000 lipid test cassettes which will be used in the national health and wellness initiative targeting commercial vehicle operators. The Direccion General de Proteccion y Medicina Preventiva regulates the safe movement of materials and people throughout Mexico, including the licensing of operators of taxis, buses, airplanes, railroad, ships and tractor trailers. Every year, more than 100,000 transportation workers must complete physical examinations to ensure that their health complies with the Ministry’s standards for job qualification. Based on the results of a six-month pilot, the Ministry determined that the adoption of the LDX System was the most appropriate and cost effective method of providing cardiovascular screening in more than 40 health centers throughout Mexico.

Results of Operations
     The following table sets forth our results of operations (in thousands) expressed as a percentage of total revenue. Our historical operating results are not necessarily indicative of the results for any future period.

	Thirteen Weeks Ended
	June 30, 2006		June 24, 2005
					Amount of	Percent
		% of		% of	Increase	Increase
	Amount	revenue	Amount	revenue	(Decrease)	(Decrease)

Revenue	$16,784	100%	$15,065	100%	$1,719	11%
Cost of revenue	5,599	33	5,472	36	127	2

Gross profit	11,185	67	9,593	64	1,592	17

Operating expenses
Sales and marketing	3,888	23	3,312	22	576	17
Research and development	1,383	8	1,067	7	316	30
General and administrative	3,780	23	2,755	18	1,025	37

Total operating expenses	9,051	54	7,134	47	1,917	27

Income from operations	2,134	13	2,459	16	(325)	(13)
Interest and other income, net	468	3	133	1	335	252
Provision for income taxes	1,106	7	1,000	7	106	11

Net income	$1,496	9%	$1,592	11%	$(96)	(6)%

Thirteen weeks ended June 30, 2006 and June 24, 2005
     Revenue. For the thirteen weeks ended June 30, 2006, revenue increased $1.7 million or 11%, to $16.8 million from $15.1 million for the thirteen weeks ended June 24, 2005. The increase in revenue is primarily attributable to sales of single-use test cassettes which increased $1.1 million, or 9%, from $12.9 million for the thirteen weeks ended June 24, 2005 to $14.0 million for the thirteen weeks ended June 30, 2006. Revenue from sales of our LDX Analyzer increased $407,000, or 71%, to $984,000 for the thirteen weeks ended June 30, 2006 from $577,000 for the thirteen weeks ended June 24, 2005. Revenue from sales of our GDX Analyzer and related single-use test cartridges increased $59,000, or 14% to $481,000 for the thirteen weeks ended June 30, 2006 from $422,000 for the thirteen weeks ended June 24, 2005. Accessories sales increased $143,000, or 13%, to $1.3 million for the thirteen weeks ended June 30, 2006 from $1.1 million for the thirteen weeks ended June 24, 2005. We expect our revenue to increase as we continue to leverage our installed base.
     For the thirteen weeks ended June 30, 2006, domestic revenue increased $1.3 million, or 10%, to $14.3 million from $13.0 million for the thirteen weeks ended June 24, 2005. Most of the domestic revenue increase related to revenue from single-use test cassettes, which increased $889,000, or 8%, to $12.2 million for the thirteen weeks ended June 30, 2006 from $11.3 million for the thirteen weeks ended June 24, 2005. Domestic LDX Analyzer revenue increased $346,000, or 77%, to $794,000 for the thirteen weeks ended June 30, 2006 from $448,000 for the thirteen weeks ended June 24, 2005. The revenue increase was driven by an increase in LDX units placed as a result of our continued effort to establish strategic partnerships with companies such as AstraZeneca. Domestic revenue for our GDX

Analyzer and related single-use test cartridges decreased $38,000, or 11%, to $323,000 for the thirteen weeks ended June 30, 2006 from $361,000 for the thirteen weeks ended June 24, 2005.
     International revenue increased $413,000, or 20%, to approximately $2.4 million for the thirteen weeks ended June 30, 2006 from $2.0 million for the thirteen weeks ended June 24, 2005. International revenue is primarily related to pharmaceutical promotional programs which tend to occur in irregular patterns and are difficult to forecast. Most of the international revenue increase resulted from sales of single-use cassettes which increased $249,000 or 16%, to $1.8 million for the thirteen weeks ended June 30, 2006 from $1.6 million for the thirteen weeks ended June 24, 2005. Sales of the LDX Analyzer increased $61,000, or 47%, to $190,000 for the thirteen weeks ended June 30, 2006 from $129,000 for the thirteen weeks ended June 24, 2005. Additionally, international revenue for our GDX Analyzer and related products increased $96,000, or 154%, to $158,000 for the thirteen weeks ended June 30, 2006 from $62,000 for the thirteen weeks ended June 24, 2005.
     Cost of Revenue. Cost of revenue includes direct labor, direct material, overhead and royalties. Cost of revenue increased $127,000, or 2%, to $5.6 million for the thirteen weeks ended June 30, 2006 from $5.5 million for the thirteen weeks ended June 24, 2005. The increase was primarily related to the increased sales volume during the quarter. Gross margin increased to 67% for the thirteen weeks ended June 30, 2006 compared to 64% for the thirteen weeks ended June 24, 2005. The increase in gross margin was driven by our continued manufacturing efficiencies combined with the positive impact related to the expiration of a royalty agreement in March 2006 which previously required us to pay a royalty of 2% on net sales of single-use test cassettes. In addition, $114,000 in stock-based compensation was recognized in accordance with SFAS 123(R). We expect gross margin to range from approximately 64% to 66% for the remainder of the fiscal year.
     Sales and Marketing Expenses. Sales and marketing expenses include salaries, commissions, incentive compensation, travel and expenses for outside services related to marketing programs. Sales and marketing expenses increased $576,000, or 17%, to $3.9 million for the thirteen weeks ended June 30, 2006 from $3.3 million for the thirteen weeks ended June 24, 2005. The increase was mainly attributable to increased compensation related expenses due to higher headcount, primarily related to the Endo-PAT and Boule development efforts, and $144,000 in stock-based compensation recognized in accordance with SFAS 123(R). Additionally, increased travel costs and consulting fees contributed to the overall increase for the thirteen weeks ended June 30, 2006. As a percent of total revenue, sales and marketing expenses increased to 23% for the thirteen weeks ended June 30, 2006 from 22% for the thirteen weeks ended June 24, 2005. We expect sales and marketing expenses will decrease slightly as a percentage of total revenue for the remainder of the fiscal year.
     Research and Development Expenses. Research and development expenses include salaries, incentive compensation, expenses for professional consulting and other miscellaneous outside services, supplies and depreciation of capital equipment. Research and development expenses increased $316,000, or 30%, to $1.4 million for the thirteen weeks ended June 30, 2006 from $1.1 million for the thirteen weeks ended June 24, 2005. The increase was attributable to increased compensation related expenses due to higher headcount and $53,000 in stock-based compensation recognized in accordance with SFAS 123(R). Additionally, laboratory supplies costs, which consists primarily of samples used for testing and chemicals, increased $185,000. As a percent of total revenue, research and development expenses increased to 8% for the thirteen weeks ended June 30, 2006 from 7% for the thirteen weeks ended June 24, 2005. We expect research and development expenses will remain consistent as a percentage of total revenue for the remainder of the fiscal year.

General and Administrative Expenses. General and administrative expenses include compensation and benefits and expenses for outside professional services, including information services, legal and accounting. General and administrative expenses increased $1.0 million, or 37%, to $3.8 million for the thirteen weeks ended June 30, 2006 from $2.8 million for the thirteen weeks ended June 24, 2005. Compensation related costs increased $486,000 due to an increase in headcount and $414,000 in stock-based compensation recognized in accordance with SFAS 123(R). Additionally, outside professional services increased $416,000 due to legal fees incurred related to various business development activities and accounting and consulting fees associated with Sarbanes-Oxley Act of 2002 compliance. As a percent of total revenue, general and administrative expenses increased to 23% for the thirteen weeks ended June 30, 2006 from 18% for the thirteen weeks ended June 24, 2005. We expect general and administrative expenses will decrease as a percentage of total revenue for the remainder of the fiscal year.
     Interest and Other Income, Net. Interest and other income, net, primarily reflects income from the investment of cash balances and marketable securities, less the fees charged by financial institutions. Interest and other income, net, increased $335,000, or 252%, to $468,000 for the thirteen weeks ended June 30, 2006 from $133,000 for the thirteen weeks ended June 24, 2005. The increases were primarily attributable to an increase in cash and marketable securities and an increase in interest rates from the prior year period.
     Income Taxes. For the thirteen weeks ended June 30, 2006, we recognized an income tax provision of $1.1 million, compared to an income tax provision of $1.0 million for the thirteen weeks ended June 24, 2005. The effective tax rate was 42.5% for the thirteen weeks ended June 30, 2006 which represents the federal tax at the statutory rate and the average state rate for all jurisdictions in which we are subject to income tax. The increase in the effective rate is due to the non-deductible stock-based compensation expense resulting from the adoption of SFAS 123(R) and the lapse in the federal provision allowing a credit for qualifying research and development activity.
Liquidity and Capital Resources
     Cash flow information for the thirteen weeks ended June 30, 2006 and June 24, 2005 was as follows (in thousands):

	June 30,	June 24,
	2006	2005
Cash, cash equivalents, marketable securities and long-term marketable securities	$46,459	$34,681

Net cash provided by operating activities	3,071	1,723
Net cash used in investing activities	(4,698)	(997)
Net cash provided by financing activities	939	301

Net increase (decrease) in cash and cash equivalents	$(688)	$1,027

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
     Cash Provided by Operating Activities. The net cash provided by operations increased $1.4 million to $3.1 million for the thirteen weeks ended June 30, 2006 from $1.7 million for the thirteen weeks ended June 24, 2005. Net cash provided by operations was primarily attributable to net income of $1.5 million and $2.0 million of non-cash adjustments, including depreciation, stock-based compensation and deferred taxes. A $505,000 decrease in working capital, other than cash, resulted from a $760,000 decrease in accounts payable and accrued liabilities and accrued payroll and benefits primarily due to the payout of bonuses and commissions related to fiscal year 2006. Accounts receivable and prepaid and other assets also decreased $846,000 while inventories increased $463,000.
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
     Cash Used in Investing Activities. Investing activities resulted in the net use of $4.7 million of cash during the thirteen weeks ending June 30, 2006. Spending on additional manufacturing and computer equipment and software accounted for $214,000 of capital expenditures. Net purchases of marketable securities during the period used an additional $4.5 million in cash. Over the remainder of the current fiscal year we intend to spend approximately $4.4 million on additional capital expenditures for production equipment and other long lived assets.
     Investing activities resulted in the net use of $1.0 million of cash during the thirteen weeks ended June 24, 2005. Spending on additional manufacturing equipment, facilities improvements and software accounted for $877,000 of capital improvements, as well as a $120,000 net purchase of marketable securities during the period.
     Cash Provided by Financing Activities. Cash provided by financing activities for both the thirteen weeks ended June 30, 2006 and June 24, 2005 related to the issuance of common stock pursuant to the employee stock incentive plans. We raised $811,000 and $301,000 from the incentive programs for the thirteen weeks ended June 30, 2006 and June 24, 2005, respectively.
     We believe that our current cash and cash equivalents, short-term marketable securities and cash we expect to generate from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.
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
     Except as set forth below, we have made no changes to our critical accounting policies from those described in our most recent Annual Report on Form 10-K. For a description of critical accounting policies, please refer to the Annual Report on Form 10-K for the fiscal year ended March 31, 2006.
Stock-Based Compensation
     Beginning April 1, 2006, we began accounting for stock options and shares issued under our employee stock purchase plan (“ESPP”) under SFAS 123(R), which requires the recognition of the fair value of equity based compensation. The fair value of stock options was estimated using a Black-Scholes option valuation model. This model requires us to make subjective assumptions in implementing SFAS 123(R), including expected stock price volatility, estimated life and estimated forfeitures of each award. The fair value of equity-based awards is amortized over the vesting period of the award, and we have elected to use the straight-line method. We make quarterly assessments of the adequacy of the tax credit pool to determine if there are any deficiencies which require recognition in the condensed statement of operations. Prior to the implementation of SFAS 123(R), we accounted for stock options and ESPP shares under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and made pro forma footnote disclosures as required by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amended SFAS 123, “Accounting for Stock-Based Compensation.” Pro forma net income and pro forma net income per share disclosed in the footnotes to the condensed financial statements were estimated using a Black-Scholes option valuation model. The fair value of restricted stock was calculated based upon the fair market value of the Company’s common stock at the date of grant.
     We have elected to adopt the alternative transition method provided under the provisions of Financial Accounting Standards Board (“FASB”) Staff Position No. FAS 123(R) — 3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).
Recent Accounting Pronouncements
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for us beginning March 31, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial position, cash flows, and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     For quantitative and qualitative disclosures about market risk affecting us, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2006, which is incorporated herein by reference. Our exposure to market risk has not changed materially since March 31, 2006.
ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of June 30, 2006 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decision regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
     Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On August 2, 2002, N.V. Euromedix (“Euromedix”) filed suit against Cholestech in the Commercial Court in Leuven, Belgium (No. F5700-02), seeking damages for the wrongful termination of an implied distribution agreement with the Cholestech for Europe and parts of the Middle East. On November 7, 2002, the court dismissed the suit. On December 31, 2002, Euromedix filed another suit against Cholestech in the Commercial Court in Leuven, Belgium (No. B/02/00044), seeking damages in the amount of approximately 3.5 million Euro for the wrongful termination of an implied distribution agreement with Cholestech for Europe and parts of the Middle East. At the introductory hearing on April 1, 2003, the case was sent to the general docket. We believe this claim is without merit and intend to continue to defend the claim vigorously.
     On March 14, 2003, we initiated trademark infringement proceedings against Euromedix before the President of the Commercial Court in Leuven, Belgium (No. BRK/03/00017), seeking in principle an order (i) to prohibit Euromedix from selling, stocking, importing, exporting or promoting in the European Economic Area (“EEA”) products that violate our trademarks, under a penalty of 10,000 Euro for each LDX-Analyzer sold, a penalty of 1,000 Euro for each cassette sold contrary to the prohibition and a 25,000 Euro penalty for each publicity of advertisement; (ii) to prohibit Euromedix from using certain slogans and phrases, in combination with products associated with certain of our trademarks, in trade documents or other announcements, under a penalty of 25,000 Euro for each document used contrary to this prohibition; and (iii) to order the destruction of the inventory of products held by Euromedix that violate our trademarks, which have been imported into the EEA without our permission.
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
     After the decisions of the Judge of Seizures of the Court of First Instance, we filed requests for a procedural calendar in the three trademark infringement proceedings against Euromedix of which two are pending before the President of the Commercial Court of Leuven and one before the Commercial Court of Leuven. Both parties have exchanged submissions. All three cases were pleaded at a hearing on June 21, 2005 and were taken into deliberation. On September 13, 2005, a judgment was rendered in favor of Cholestech regarding items (i) and (ii) above. A judgment has not yet been rendered on item (iii).
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
ITEM 1A. RISK FACTORS
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
Our stock price has been highly volatile and is likely to continue to be volatile, which could result in substantial losses for investors
          The market price of our common stock has in the past been, and in the future is likely to be, highly volatile. For example, between June 24, 2005 and June 30, 2006, the price of our common stock, as reported on the NASDAQ National Market System, has ranged from a low of $7.99 to a high of $14.38. These fluctuations could result in substantial losses for investors. Our stock price may fluctuate for a number of reasons including:
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

Our operating results may suffer if we do not continue to reduce our manufacturing costs
          We believe we will be required to reduce manufacturing costs for new and existing test cassettes to achieve sustained profitability. We currently manufacture the majority of our dry chemistry cassettes on a single production line. A second manufacturing line is currently used for overflow production and for research and development purposes. The complexity and custom nature of our manufacturing process increases the amount of time and money required to add an additional manufacturing line. In addition, we may need to implement additional cassette manufacturing cost reduction programs. Failure to maintain full production levels for our newest manufacturing line could prevent us from satisfying customer orders in a timely manner, which could lead to customer dissatisfaction and loss of business and a failure to reduce manufacturing costs for dry chemistry tests, which could prevent us from achieving sustained profitability.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.
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

CHOLESTECH CORPORATION
Date: August 9, 2006	/s/ Warren E. Pinckert II
Warren E. Pinckert II
President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2006	/s/ John F. Glenn
John F. Glenn Vice President of Finance, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certifications of Chief Executive Officer under Rule 13a-14(a)

31.2	Certification of Chief Financial Officer under Rule 13a-14(b)

32	Certification of Chief Executive and Chief Financial Officer under Rule 13a-14(b)