Form 10-Q
period 2006-09-29
CHOLESTECH CORPORATION
filed 2006-11-08
CIK 887227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2006, 15,153,903 shares of the registrant’s common stock were outstanding.

CHOLESTECH CORPORATION
INDEX

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED FINANCIAL STATEMENTS
CHOLESTECH CORPORATION
CONDENSED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 29, 2006	March 31, 2006(1)

Assets
Current assets:
Cash and cash equivalents	$3,726	$7,161
Marketable securities	29,005	21,071
Accounts receivable, net	6,125	5,129
Inventories, net	8,105	7,525
Prepaid expenses and other assets	1,416	2,199
Deferred tax assets	1,779	775

Total current assets	50,156	43,860

Property and equipment, net	7,130	7,820
Intangible assets, net	453	492
Long-term marketable securities	17,308	14,444
Long-term deferred tax assets	10,994	13,736
Other long-term assets	543	350

Total assets	$86,584	$80,702

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$2,851	$2,785
Accrued payroll and benefits	2,433	3,544
Other liabilities	219	241

Total current liabilities	5,503	6,570

Contingencies (note 8)
Shareholders’ equity:
Common stock, no par value; 25,000,000 shares authorized; 15,048,681 and 14,868,825 shares issued and outstanding at September 29, 2006 and March 31, 2006, respectively	97,225	94,015
Accumulated other comprehensive income	(71)	(125)
Deferred compensation	(696)	(660)
Accumulated deficit	(15,377)	(19,098)

Total shareholders’ equity	81,081	74,132

Total liabilities and shareholders’ equity	$86,584	$80,702

(1)	The information in this column was derived from the Company’s audited financial statements as of the fiscal year ended March 31, 2006.
See Notes to Unaudited Condensed Financial Statements

CHOLESTECH CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Sept. 29,	Sept. 23,	Sept. 29,	Sept. 23,
	2006	2005	2006	2005
Revenue	$17,190	$15,286	$33,974	$30,351
Cost of revenue	5,721	5,966	11,320	11,438

Gross profit	11,469	9,320	22,654	18,913

Operating expenses:
Sales and marketing	3,505	2,952	7,393	6,264
Research and development	1,570	1,265	2,953	2,331
General and administrative	3,052	2,672	6,832	5,427

Total operating expenses	8,127	6,889	17,178	14,022

Income from operations	3,342	2,431	5,476	4,891

Interest and other income, net	501	198	969	331

Income before provision for income taxes	3,843	2,629	6,445	5,222
Provision for income taxes	1,618	1,013	2,724	2,014

Net income	$2,225	$1,616	$3,721	$3,208

Net income per share:

Basic	$0.15	$0.11	$0.25	$0.22

Diluted	$0.15	$0.11	$0.25	$0.21

Shares used to compute income per share:

Basic	14,942	14,665	14,883	14,642

Diluted	15,181	15,049	15,187	14,981

See Notes to Unaudited Condensed Financial Statements

CHOLESTECH CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Twenty-Six Weeks
	Ended
	Sept. 29,	Sept. 23,
	2006	2005
Cash flows from operating activities:
Net income	$3,721	$3,208
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,445	1,413
Stock-based compensation	1,562	46
Tax benefits from equity based compensation	179	—
Excess tax benefits from equity based compensation plans	(312)	—
Change in allowance for doubtful accounts	54	(14)
Change in inventory reserve	20	(173)
Change in deferred tax asset	1,738	1,901
Changes in assets and liabilities:
Accounts receivable	(1,050)	(24)
Inventories	(600)	176
Prepaid expenses and other assets	783	469
Other long-term assets	(193)	—
Accounts payable and accrued expenses	66	(1,301)
Accrued payroll and benefits	(1,111)	(360)
Other liabilities	(22)	(63)

Net cash provided by operating activities	6,280	5,278

Cash flows from investing activities:
Sales and maturities of marketable securities	29,850	11,129
Purchases of marketable securities	(40,594)	(9,787)
Purchases of property and equipment	(716)	(1,438)
Cash paid for license fee	—	(500)

Net cash used in investing activities	(11,460)	(596)

Cash flows from financing activities:
Issuance of common stock	1,433	628
Excess tax benefits from equity based compensation plans	312	—

Net cash provided by financing activities	1,745	628

Net increase (decrease) in cash and cash equivalents	(3,435)	5,310

Cash and cash equivalents at beginning of period	7,161	4,304

Cash and cash equivalents at end of period	$3,726	$9,614

See Notes to Unaudited Condensed Financial Statements

CHOLESTECH CORPORATION
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
2. Summary of Significant Accounting Policies
     The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006 filed with the Securities and Exchange Commission. The Company’s significant accounting policies reflect the adoption of the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”); and have otherwise not materially changed during the twenty-six weeks ended September 29, 2006.
     During the first quarter of fiscal 2007, the Company implemented SFAS 123(R) as a new critical accounting policy with regard to equity based compensation. Beginning April 1, 2006, the Company began accounting for stock options and shares issued under its employee stock purchase plan (“ESPP”) under SFAS 123(R), which requires the recognition of the fair value of equity based compensation. The fair value of stock options was estimated using a Black-Scholes option valuation model. This model requires the Company to make subjective assumptions in implementing SFAS 123(R), including expected stock price volatility, estimated life and estimated forfeitures of each award. The fair value of equity-based awards is amortized over the vesting period of the award, and the Company has elected to use the straight-line method. The Company makes quarterly assessments of the adequacy of the tax credit pool to determine if there are any deficiencies which require recognition in the condensed statement of operations.
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

3. Recent Accounting Pronouncements
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on March 31, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial position, cash flows, and results of operations.
     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108 regarding the process of quantifying financial statement misstatements, SAB No. 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The interpretations in SAB No. 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB No. 20 and FASB Statement No. 3,” for the correction of an error on financial statements. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company will be required to adopt this interpretation by December 31, 2006, and does not expect it to have a material impact on its financial position, results of operations or cash flows.
     In September 2006, the FASB issued statement No. 157, “Fair Value Measurements” (“SFAS 157”). This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will be required to adopt SFAS No. 157 in the third quarter of fiscal year 2009, and does not expect it to have a material impact on its financial position, results of operations or cash flows.
4. Balance Sheet Data
     The components of inventories are as follows (in thousands), net:

	September 29, 2006	March 31, 2006
Raw materials	$2,546	$2,662
Work-in-process	1,883	2,110
Finished goods	3,676	2,753

	$8,105	$7,525

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Sept. 29,	Sept. 23,	Sept. 29,	Sept. 23,
	2006	2005	2006	2005
(in thousands, except per share data)
Net income	$2,225	$1,616	$3,721	$3,208

Shares
Basic	14,942	14,665	14,883	14,642
Effect of dilutive securities	239	384	304	339

Diluted	15,181	15,049	15,187	14,981

Per share net income
Basic	$0.15	$0.11	$0.25	$0.22
Effect of dilutive securities	0.00	0.00	0.00	(0.01)

Diluted	$0.15	$0.11	$0.25	$0.21

     As of September 29, 2006, options to purchase 595,179 shares of common stock were considered anti-dilutive because the respective exercise prices were greater than the average fair market value of the common stock. As of September 23, 2005, options to purchase 370,600 shares of common stock were considered anti-dilutive because the respective exercise prices were greater than the average fair market value of the common stock.
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
     Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding on April 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for the thirteen weeks ended September 29, 2006 includes compensation cost for all stock-based payments granted prior to, but not yet vested as of, April 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all stock-based payments granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.
     Prior to April 1, 2006, the Company accounted for its stock-based employee compensation arrangements using the intrinsic value method of accounting. Compensation expense was based on the difference, if any, on the date of the grant between the fair value of the Company’s common shares and the exercise price of the option. Compensation costs for stock options, if any, were realized ratably on a straight-line basis over the vesting period. The following table illustrates the effect on the Company’s net income and net income per share had compensation expense for stock-based compensation been determined in accordance with SFAS 123 for the thirteen and twenty-six weeks ended September 23, 2005 (in thousands, except per share amounts):

	Thirteen	Twenty-Six
	Weeks Ended	Weeks Ended
	Sept. 23,	Sept. 23,
	2005	2005
(in thousands, except per share data)

Net income as reported	$1,616	$3,208
Add: Stock-based employee compensation expense included in reported net income, net of tax	13	28
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(633)	(1,315)

Pro forma net income	$996	$1,921

Net income per share:
Basic
As reported	$0.11	$0.22
Pro forma	$0.07	$0.13
Diluted
As reported	$0.11	$0.21
Pro forma	$0.07	$0.13
     The fair value of each stock option is estimated on the date of the grant using the Black-Scholes valuation model, with the following weighted-average assumptions used for grants during the applicable periods:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Sept. 29,	Sept. 23,	Sept. 29,	Sept. 23,
	2006	2005	2006	2005
Risk free interest rate	4.84%	4.10%	4.93%	4.03%
Expected life	4.6 Years	4.5 Years	4.6 Years	4.5 Years
Expected volatility	55.85%	64.36%	56.79%	64.48%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted-average grant-date fair value	$5.59	$5.91	$6.13	$5.74

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
Stock Incentive Program
     The following table summarizes stock option activity under the 1997 program, 1999 program, and 2000 program for the twenty-six weeks ended September 29, 2006:

		Weighted Average
	Outstanding	Exercise Price
	Options	Per Share
Balance, April 1, 2006	2,228,549	$10.12
Granted	117,500	11.85
Exercised	(150,781)	8.23
Canceled	(43,864)	13.76

Balance, September 29, 2006	2,151,404	10.27

     The following table summarizes information about stock options outstanding as of September 29, 2006:

	Options Outstanding			Options Exercisable
		Weighted Avg.	Weighted Avg.		Weighted Avg.
Range of Exercise Prices	Number	Contractual Life (1)	Exercise Price	Number	Exercise Price

$4.28 - $6.97	89,101	7.5	$6.68	46,853	$6.42
$6.98 - $7.99	336,859	5.7	7.48	312,338	7.48
$8.00 - $8.97	511,993	7.0	8.48	362,614	8.45
$8.98 - $10.94	618,272	8.6	10.17	285,277	10.02
$10.95 - $17.85	595,179	7.1	14.02	335,299	15.39

	2,151,404	7.3	10.27	1,342,381	10.22

(1)	years
     At September 29, 2006 the aggregate intrinsic value of options outstanding was $3.7 million and the aggregate intrinsic value of outstanding options exercisable was $2.4 million.

Employee stock purchase plan
     In August 2002, the shareholders approved the 2002 Employee Stock Purchase Plan (the “ESPP”) which reserved 400,000 shares of common stock to be issued in accordance with the Internal Revenue Code under such terms as approved by the board of directors. Under the terms of the ESPP, employees can choose quarterly to have up to 15% of their compensation withheld to purchase shares of common stock. Starting May 1, 2005 the Company amended the ESPP such that employees can purchase shares of common stock at a price per share that is 85% of the closing price of the common stock on the NASDAQ National Market on the last trading day of the quarterly purchase period. Prior to May 1, 2005, each offering period was for two years and consisted of four six-month purchase periods. The price of the common stock purchased was 85% of the lesser of the fair market value of the common stock on the first day of the applicable offering period or the last day of each purchase period. During the thirteen weeks ended September 29, 2006 and September 23, 2005 the Company sold 10,259 and 6,232 shares of common stock, respectively, to employees under the ESPP.
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
     A summary of the changes in restricted stock outstanding under the Company’s equity compensation plans during the twenty-six weeks ended September 29, 2006 is below:

			Weighted
			Average
		Weighted	Remaining
		Avg. Grant	Contractual	Aggregate
		Date Fair	Life	Intrinsic
	Shares	Value	(Years)	Value

Restricted stock at April 1, 2006	65,436	$10.84	3.8	$785,000
Granted	12,725	13.78	3.7	153,000
Vested	(3,210)	9.90	—	(38,000)
Forfeited	(3,150)	10.92	—	(38,000)

Restricted stock at September 29, 2006	71,801	$11.40	3.2	$862,000
     As of September 29, 2006, the Company had $696,000 of deferred compensation related to restricted stock grants, which will be recognized over the weighted average period of 3.2 years.
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
8. Contingencies
     There have been no further developments in the Euromedix case. Please refer to the Company’s Annual Report on Form 10-K for the year ended March 31, 2006 for further discussion regarding this matter.
     The Company is also subject to various additional legal claims and assessments in the ordinary course of business, none of which are expected by management to result in a material adverse effect on the financial statements.
9. Comprehensive Income
     The Company’s total comprehensive income was as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Sept. 29,	Sept. 23,	Sept. 29,	Sept. 23,
	2006	2005	2006	2005
Net income	$2,225	$1,616	$3,721	$3,208
Change in unrealized gain on investments, net	(67)	(13)	(54)	(79)

Total comprehensive income	$2,158	$1,603	$3,667	$3,129

10. Income Taxes
     For the twenty-six weeks ended September 29, 2006, the Company recorded a provision for income taxes of $2.7 million, for an effective tax rate of 42.3%. For the twenty-six weeks ended September 23, 2005, the Company recorded a provision for income taxes of $2.0 million, for an effective rate of 39%. The effective rate increased as a result of non-deductible stock-based compensation expense resulting from the adoption of SFAS 123(R) and the lapse in the federal provision allowing a credit for qualifying research and development activity.
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

11. Warranties
     The Company records an accrual for estimated warranty costs when revenue is recognized. Warranty covers repair costs of the LDX Analyzer and replacement costs of defective single-use test cassettes. The warranty period for the LDX Analyzer is one year and for single-use test cassettes is the shelf-life of the product. The warranty cost of the GDX Analyzer and test cartridges are the responsibility of the vendor. The Company has processes in place to estimate accruals for warranty exposure. The processes include estimated LDX Analyzer failure rates and repair costs, known design changes, and estimated replacement rates for single-use test cassettes. Although the Company believes it has the ability to reasonably estimate warranty expenses, unforeseeable changes in factors impacting the estimate for warranty could occur and such changes could cause a material change in the Company’s warranty accrual estimate. Such a change would be recorded in the period in which the change was identified. Changes in the Company’s product warranty liability during the twenty-six weeks ended September 29, 2006 and September 23, 2005, respectively, were as follows (in thousands):

	Twenty-Six Weeks Ended
	September 29,	September 23,
	2006	2005
Balance at the beginning of the year	$208	$286
Accruals and charges for warranty for the year	129	117
Cost of repairs and replacements	(149)	(180)

Balance	$188	$223

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
Overview
     We are a leading provider of diagnostic tools and information for immediate risk assessment and therapeutic monitoring of heart disease and diabetes. We currently manufacture the Cholestech LDX® System (the “LDX System”), which includes the LDX Analyzer and a variety of single-use test cassettes and market the LDX System in the United States, Canada, Europe, Asia, Australia and Latin America. The LDX System, which is waived under the Clinical Laboratory Improvement Amendments (“CLIA”), allows healthcare providers to perform individual tests or combinations of tests with a single drop of blood from a fingerstick within approximately six minutes. Our current products measure and monitor blood cholesterol, related lipids, glucose and liver function, and are used to test patients at risk of or suffering from heart disease, diabetes and liver disease. The high sensitivity C-reactive protein test is currently only approved for use in non-waived labs. The LDX System can also provide the Framingham Risk Assessment from the patient’s results as measured on the lipid profile cassette. In the thirteen weeks ended September 29, 2006 and the first twenty-six weeks of fiscal year 2007, revenue from sales of the LDX Analyzer, single-use test cassettes and accessories represented 98% and 97%, respectively, of our revenue.
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

	Thirteen Weeks Ended
	September 29, 2006		September 23, 2005
					Amount of	Percent
		% of		% of	Increase	Increase
	Amount	revenue	Amount	revenue	(Decrease)	(Decrease)

Revenue	$17,190	100%	$15,286	100%	$1,904	12%
Cost of revenue	5,721	33	5,966	39	(245)	(4)

Gross profit	11,469	67	9,320	61	2,149	23

Operating expenses
Sales and marketing	3,505	20	2,952	19	553	19
Research and development	1,570	9	1,265	8	305	24
General and administrative	3,052	18	2,672	17	380	14

Total operating expenses	8,127	47	6,889	44	1,238	18

Income from operations	3,342	20	2,431	17	911	37
Interest and other income, net	501	3	198	1	303	153
Provision for income taxes	1,618	10	1,013	7	605	60

Net income	$2,225	13%	$1,616	11%	$609	38%

	Twenty-Six Weeks Ended
	September 29, 2006		September 23, 2005
					Amount of	Percent
		% of		% of	Increase	Increase
	Amount	sales	Amount	sales	(Decrease)	(Decrease)

Revenue	$33,974	100%	$30,351	100%	$3,623	12%
Cost of goods sold	11,320	33	11,438	38	(118)	(1)

Gross profit	22,654	67	18,913	62	3,741	20

Operating expenses
Sales and marketing	7,393	22	6,264	21	1,129	18
Research and development	2,953	9	2,331	8	622	27
General and administrative	6,832	20	5,427	18	1,405	26

Total operating expenses	17,178	51	14,022	46	3,156	23

Income from operations	5,476	16	4,891	16	585	12
Interest and other income	969	3	331	1	638	193
Provision for income taxes	2,724	8	2,014	7	710	35

Net income	$3,721	11%	$3,208	11%	$513	16%

Thirteen weeks ended September 29, 2006 and September 23, 2005
and
Twenty-Six weeks ended September 29, 2006 and September 23, 2005
     Revenue. For the thirteen weeks ended September 29, 2006, revenue increased $1.9 million or 12%, to $17.2 million from $15.3 million for the thirteen weeks ended September 23, 2005. The increase in revenue is primarily attributable to sales of single-use test cassettes which increased $2.1 million, or 17%, from $12.7 million for the thirteen weeks ended September 23, 2005 to $14.8 million for the thirteen weeks ended September 29, 2006. Revenue from sales of our LDX Analyzer decreased $139,000, or 17%, to $689,000 for the thirteen weeks ended September 29, 2006 from $828,000 for the thirteen weeks ended September 23, 2005. Revenue from sales of our GDX Analyzer and related single-use test cartridges decreased $105,000, or 21%, to $395,000 for the thirteen weeks ended September 29, 2006 compared to $500,000 for the thirteen weeks ended September 23, 2005. Accessories sales remained consistent at approximately $1.2 million for the thirteen week periods ended September 29, 2006 and September 23, 2005.
     For the thirteen weeks ended September 29, 2006, domestic revenue increased $1.1 million, or 7%, to $14.8 million from $13.7 million for the thirteen weeks ended September 23, 2005. Most of the domestic increase related to revenue from single-use test cassettes, which increased $1.3 million, or 11% to $12.9 million from $11.6 million in the prior year period. The increase was due to our continued efforts to place LDX Analyzers, which resulted in a cassette volume related increase of $1.1 million. In addition, an increase in average sales price on cassettes contributed approximately $200,000. LDX Analyzer revenue decreased $101,000, or 16%, to $552,000 for the thirteen weeks ended September 29, 2006 from $653,000 for the thirteen weeks ended September 23, 2005. The revenue decrease was attributable to a promotion during the period in which certain end-users were provided a discounted LDX when they purchased a predetermined number of single-use test cassettes from our distribution partners. Domestic revenue for our GDX Analyzer and related single-use test cartridges decreased $41,000, or 12%, to $304,000 for the thirteen weeks ended September 29, 2006 from $345,000 for the thirteen weeks ended September 23, 2005.
     International revenue increased $800,000, or 50%, to approximately $2.4 million for the thirteen weeks ended September 29, 2006 from $1.6 million for the thirteen weeks ended September 23, 2005. International revenue is primarily related to pharmaceutical promotional programs which tend to occur in irregular patterns and are difficult to forecast. Most of the revenue increase resulted from single-use test cassettes which increased $836,000, or 76%, to $1.9 million for the thirteen weeks ended September 29, 2006 from $1.1 million for the thirteen weeks ended September 23, 2005. This increase was offset by sales of our LDX Analyzer which decreased $39,000, or 22%, to $137,000 for the thirteen weeks ended September 29, 2006 from $176,000 for the thirteen weeks ended September 23, 2005. Additionally, international revenue for our GDX Analyzer and related products decreased $64,000 to $91,000 for the thirteen weeks ended September 29, 2006 from $155,000 for the thirteen weeks ended September 23, 2005.
     For the twenty-six weeks ended September 29, 2006, revenue increased $3.6 million, or 12%, to $34 million from $30.4 million for the twenty-six weeks ended September 23, 2005. Sales of single-use test cassettes increased $3.2 million, or 12%, from $25.7 million for the twenty-six weeks ended September 23, 2005 to $28.9 million for the twenty-six weeks ended September 29, 2006. Revenue for our LDX Analyzer increased $300,000, or 21%, to $1.7 million for the twenty-six weeks ended September 29, 2006 from $1.4 million for the twenty-six weeks ended September 23, 2005. Revenue for our GDX

Analyzer and related single-use test cartridges decreased $56,000, or 6%, to $876,000 for the twenty-six weeks ended September 29, 2006, from $932,000 for the twenty-six weeks ended September 23, 2005. Accessories sales increased $100,000, or 4%, to $2.5 million for the twenty-six weeks ended September 29, 2006 from $2.4 million for the twenty-six weeks ended September 23, 2005.
     For the twenty-six weeks ended September 29, 2006, domestic revenue increased $2.4 million, or 9%, to $29.2 million from $26.8 million for the twenty-six weeks ended September 23, 2005. Most of the domestic revenue increase related to revenue from single-use test cassettes, which increased $2.1 million, or 9%, to $25.1 million from $23 million for the prior year period. Additionally, domestic revenue for our LDX Analyzer, increased $200,000, or 18%, to $1.3 million for the twenty-six weeks ended September 29, 2006, from $1.1 million for the twenty-six weeks ended September 23, 2005.
     International revenue increased $1.2 million, or 33%, to $4.8 million for the twenty-six weeks ended September 29, 2006 from $3.6 million for the twenty-six weeks ended September 23, 2005. International revenue is primarily related to pharmaceutical promotional programs which tend to occur in irregular patterns and are difficult to forecast. Most of the increase related to the sale of single-use test cassettes which increased $1.1 million, or 41%, to $3.8 million for the twenty-six weeks ended September 29, 2006 from $2.7 million for the twenty-six weeks ended September 23, 2005. LDX Analyzer revenue increased $25,000, or 8%, to $330,000 for the twenty-six weeks ended September 29, 2006 from $305,000 for the twenty-six weeks ended September 23, 2005. Additionally, international revenue for our GDX Analyzer and related products increased $31,000, or 14%, to $249,000 for the twenty-six weeks ended September 29, 2006, from $218,000 for the twenty-six weeks ended September 23, 2005.
     Cost of Revenue. Cost of revenue includes direct labor, direct material, overhead and royalties. Cost of revenue decreased $245,000, or 4%, to $5.7 million for the thirteen weeks ended September 29, 2006 from $6.0 million for the thirteen weeks ended September 23, 2005. Gross margin increased to 66.7% for the thirteen weeks ended September 29, 2006 compared to 61% for the thirteen weeks ended September 23, 2005. The increase in gross margin was driven by an increase in sales volume, higher average sales prices and our continued manufacturing efficiencies combined with the positive impact related to the expiration of a royalty agreement in March 2006 which previously required us to pay a royalty of 2% on net sales of single-use test cassettes. The increase was offset by $117,000 in stock-based compensation expense recognized in accordance with SFAS 123(R). We expect gross margin to range from approximately 65.5% to 67% for the remainder of the fiscal year.
     For the twenty-six weeks ended September 29, 2006, cost of revenue decreased $118,000, or 1%, to $11.3 million from $11.4 million for the twenty-six weeks ended September 23, 2005. Gross margin increased to 66.7% for the twenty-six weeks ended September 29, 2006 compared to 62.3% for the twenty-six weeks ended September 23, 2005. The increase in gross margin was driven by an increase in sales volume, higher average sales prices and our continued manufacturing efficiencies combined with the positive impact related to the expiration of a royalty agreement in March 2006 which previously required us to pay a royalty of 2% on net sales of single-use test cassettes. The increase was offset by $231,000 in stock-based compensation expense recognized in accordance with SFAS 123(R).
     Sales and Marketing Expenses. Sales and marketing expenses include salaries, commissions, incentive compensation, travel and expenses for outside services related to marketing programs. Sales and marketing expenses increased $553,000, or 19%, to $3.5 million for the thirteen weeks ended September 29, 2006 from $3.0 million for the thirteen weeks ended September 23, 2005. The increase was mainly attributable to increased compensation related expenses due to higher headcount, primarily related to the EndoSenseTM and Boule market development efforts, and $150,000 in stock-based compensation recognized in accordance with SFAS 123(R). As a percent of total revenue, sales and marketing expenses increased to 20% for the thirteen weeks ended September 29, 2006 from 19% for the thirteen weeks ended September 23, 2005. We expect sales and marketing expenses will increase slightly as a percentage of total revenue for the remainder of the fiscal year.
     For the twenty-six weeks ended September 29, 2006, sales and marketing expenses increased $1.1 million, or 18%, to $7.4 million from $6.3 million for the twenty-six weeks ended September 23, 2005. The increase was mainly attributable to increased compensation related expenses due to higher headcount, primarily related to the Endo-PAT and Boule development efforts, and $294,000 in stock-based compensation recognized in accordance with SFAS 123(R). Additionally, travel costs and consulting fees contributed to the overall increase during the twenty-six weeks ended September 29, 2006.
     Research and Development Expenses. Research and development expenses include salaries, incentive compensation, expenses for professional consulting and other miscellaneous outside services, supplies and depreciation of capital equipment. Research and development expenses increased $305,000, or 24%, to $1.6 million for the thirteen weeks ended September 29, 2006 from $1.3 million for the thirteen weeks ended September 23, 2005. The increase was mainly attributable to increases in compensation related expenses due to higher headcount and $55,000 in stock-based compensation recognized in accordance with SFAS 123(R). Additionally, laboratory supplies costs, which consists primarily of samples used for testing and chemicals, increased $147,000. As a percent of total revenue, research and development expenses increased to 9% for the thirteen weeks ended September 29, 2006 from 8% for the thirteen weeks ended September 23, 2005. We expect research and development expenses will remain consistent as a percentage of total revenue for the remainder of the fiscal year.
     For the twenty-six weeks ended September 29, 2006, research and development expenses increased $622,000, or 27%, to $3 million from $2.3 million for the twenty-six weeks ended September 23, 2005. The increased spending related primarily to compensation related expenses due to higher headcount and $108,000 in stock-based compensation recognized in accordance with SFAS 123(R). Additionally, laboratory supplies costs, used for testing and chemicals, increased $367,000.
     General and Administrative Expenses. General and administrative expenses include compensation, benefits and expenses for outside professional services, including information services, legal and accounting. General and administrative expenses increased $380,000, or 14%, to $3.1 million for the thirteen weeks ended September 29, 2006 from $2.7 million for the thirteen weeks ended September 23, 2005. Compensation related expenses increased $431,000 mainly due to $409,000 in stock-based compensation recognized in accordance with SFAS 123(R). Additionally, outside professional services decreased $205,000 as we utilized fewer consultants during the period. As a percent of total revenue, general and administrative expenses increased to 18% for the thirteen weeks ended September 29, 2006 from 17% for the thirteen weeks ended September 23, 2005. We expect general and administrative expenses will increase slightly as a percentage of total revenue for the remainder of the fiscal year.
     For the twenty-six weeks ended September 29, 2006, general and administrative expenses increased $1.4 million, or 26%, to $6.8 million from $5.4 million for the twenty-six weeks ended September 23, 2005. The increase was primarily attributable to a $917,000 increase in compensation related expenses due to an increase in headcount and $823,000 in stock-based compensation recognized in accordance with SFAS 123(R). Additionally, outside professional services increased $211,000 due to legal fees related to various business development activities and accounting and consulting fees associated with Sarbanes-Oxley Act of 2002 compliance.

     Interest and Other Income, Net. Interest and other income, net, primarily reflects income from the investment of cash balances and marketable securities, less the fees charged by financial institutions. Interest and other income, net, increased $303,000, or 153%, to $501,000 for the thirteen weeks ended September 29, 2006 from $198,000 for the thirteen weeks ended September 23, 2005. Interest and other income, net, increased $638,000, or 193%, to $969,000 for the twenty-six weeks ended September 29, 2006 from $331,000 for the twenty-six weeks ended September 23, 2005. The increases were primarily attributable to an increase in cash and marketable securities and an increase in interest rates over the prior year periods. We expect interest and other income, net to increase as we continue to increase our cash and marketable securities.
     Income Taxes. For the twenty-six weeks ended September 29 2006, we recognized an income tax provision of $2.7 million, compared to an income tax provision of $2.0 million for the twenty-six weeks ended September 23, 2005. The effective tax rate was 42.3% for the twenty-six weeks ended September 29, 2006 which represents the federal tax at the statutory rate and the average state rate for all jurisdictions in which we are subject to income tax. The increase in the effective rate is due to the non-deductible stock-based compensation expense resulting from the adoption of SFAS 123(R) and the lapse in the federal provision allowing a credit for qualifying research and development activity.
Liquidity and Capital Resources
     Cash flow information for the twenty-six weeks ended September 29, 2006 and September 23, 2005 was as follows (in thousands):

	Sept. 29,	Sept. 23,
	2006	2005
Cash, cash equivalents, marketable securities and long-term marketable securities	$50,039	$37,515

Net cash provided by operating activities	6,280	5,278
Net cash used in investing activities	(11,460)	(596)
Net cash provided by financing activities	1,745	628

Net increase (decrease) in cash and cash equivalents	$(3,435)	$5,310

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

     Cash Provided by Operating Activities. The net cash provided by operations increased $1.0 million to $6.3 million for the twenty-six weeks ended September 29, 2006 from $5.3 million for the twenty-six weeks ended September 23, 2005. Net cash provided by operations was primarily attributable to net income of $3.7 million and $4.7 million of non-cash adjustments, including depreciation and deferred tax asset. A $1.9 million decrease in working capital, other than cash, resulted from a $1.0 million decrease in accounts payable and accrued liabilities and accrued payroll and benefits primarily due to the payout of bonuses and commissions related to fiscal year 2006. Accounts receivable and prepaid and other assets also increased by $267,000 while inventories increased by $600,000.
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
     Cash Used in Investing Activities. Investing activities resulted in the net use of $11.5 million of cash during the twenty-six weeks ending September 29, 2006. Spending on additional manufacturing and computer equipment, facilities improvements and software accounted for $716,000 million of capital expenditures. Net purchases of marketable securities during the period used an additional $10.8 million in cash. Over the remainder of the current fiscal year we intend to spend approximately $2.0 million on additional capital expenditures for production equipment and other long lived assets.
     Investing activities resulted in the net use of $596,000 of cash during the twenty-six weeks ended September 23, 2005. Spending on additional manufacturing and computer equipment, facilities improvements and software accounted for $1.4 million of capital expenditures, as well as an additional $500,000 for a license fee. This was offset by $1.3 million in net proceeds from the maturity of marketable securities during the period.
     Cash Provided by Financing Activities. Cash provided by financing activities for both the twenty-six weeks ended September 29, 2006 and September 23, 2005 related to the issuance of common stock pursuant to the employee stock incentive plans. We raised $1.7 million and $628,000 from the incentive programs for the twenty-six weeks ended September 29, 2006 and September 23, 2005, respectively.
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
Stock-Based Compensation
     During the first quarter of fiscal 2007, we implemented SFAS 123(R) as a new critical accounting policy with regard to equity based compensation. Beginning April 1, 2006, we began accounting for stock options and shares issued under our employee stock purchase plan (“ESPP”) under SFAS 123(R), which requires the recognition of the fair value of equity based compensation. The fair value of stock options was estimated using a Black-Scholes option valuation model. This model requires us to make subjective assumptions in implementing SFAS 123(R), including expected stock price volatility, estimated life and estimated forfeitures of each award. The fair value of equity-based awards is amortized over the vesting period of the award, and we have elected to use the straight-line method. We make quarterly assessments of the adequacy of the tax credit pool to determine if there are any deficiencies which require recognition in the condensed statement of operations. Prior to the implementation of SFAS 123(R), we accounted for stock options and ESPP shares under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and made pro forma footnote disclosures as required by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amended SFAS 123, “Accounting for Stock-Based Compensation.” Pro forma net income and pro forma net income per share disclosed in the footnotes to the condensed financial statements were estimated using a Black-Scholes option valuation model. The fair value of restricted stock units was calculated based upon the fair market value of the Company’s common stock at the date of grant.
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
Recent Accounting Pronouncements
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for us on March 31, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial position, cash flows, and results of operations.
     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108 regarding the process of quantifying financial statement misstatements, SAB No. 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The interpretations in SAB No. 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB No. 20 and FASB Statement No. 3,” for the correction of an error on financial statements. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company will be required to adopt this interpretation by December 31, 2006. We are currently evaluating the requirements of SAB No. 108 and the impact this interpretation may have on our financial statements.
     In September 2006, the FASB issued statement No. 157, “Fair Value Measurements” (“SFAS 157”). This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will be required to adopt SFAS No. 157 in the third quarter of fiscal year 2009. We are currently evaluating the requirements of SFAS No. 157 and have not yet determined the impact on the our financial statements.
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
ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of September 29, 2006 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decision regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
     Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     There have been no further developments in the Euromedix case. Please refer to the Company’s Annual Report on Form 10-K for the year ended March 31, 2006 for further discussion regarding this matter.
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
We have a history of fluctuating operating results, which may result in the market price of our common stock declining
     Our revenue and operating results have varied significantly from quarter to quarter in the past and may continue to fluctuate in the future. As of September 29, 2006, we had an accumulated deficit of $15.4 million. We recorded a net profit of $5.6 million for fiscal year 2006, a net profit of $4.1 million for fiscal year 2005, and a net profit of $8.7 million for fiscal year 2004. The following are some of the factors that could cause our revenue, operating results and margins to fluctuate significantly from quarter to quarter:
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
Our stock price has been highly volatile and is likely to continue to be volatile, which could result in substantial losses for investors
     The market price of our common stock has in the past been, and in the future is likely to be, highly volatile. For example, between September 23, 2005 and September 29, 2006, the price of our common stock, as reported on the NASDAQ National Market System, has ranged from a low of $8.05 to a high of $14.11. These fluctuations could result in substantial losses for investors. Our stock price may fluctuate for a number of reasons including:
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
We may be unable to effectively compete against other providers of diagnostic products, which could cause our sales to decline
     The market for diagnostic products in which we operate is intensely competitive. Our business is based on the sale of diagnostic products that physicians and other healthcare providers can administer in their own facilities without sending samples to laboratories. Thus, our competition consists primarily of clinical reference laboratories and hospital-based laboratories that use automated testing systems, as well as manufacturers of other rapid diagnostic tests. To achieve and maintain market acceptance for the LDX System and the GDX System, we must demonstrate that the LDX System and the GDX System are cost effective and time saving alternatives to other rapid diagnostic tests as well as to clinical and hospital laboratories. Even if we can demonstrate that our products are more cost effective and save time, physicians and other healthcare providers may resist changing their established source of such tests. The LDX System and the GDX System may be unable to compete with these other testing services and analyzers. In addition, companies with a significant presence in the market for clinical diagnostics, such as Abbott Laboratories, Bayer Diagnostics, Beckman Coulter, Inc. and Roche Diagnostics (a subsidiary of Roche Holdings, Ltd.) have developed or are developing analyzers designed for point of care testing. These competitors have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than us. These competitors also offer broader product lines than us, have greater name recognition than us and offer discounts as a competitive tactic. In addition, several smaller companies, such as Polymer Technology Systems, Inc. and Abaxis are currently making or developing products that compete or will compete with ours. We may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully in the future. Even if we do have such resources and capabilities, we may not employ them successfully.
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
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On August 16, 2006, we held our 2006 Annual Meeting of Shareholders in Hayward, California. The following is a brief description of each matter voted upon at the meeting and a statement of the number of votes cast for, against or withheld and the number of abstentions and the number of broker non-votes with respect to each matter.
1.	The shareholders elected the following directors:

Nominee	In Favor	Withheld

Michael D. Casey	13,194,214	737,452
John L. Castello	13,845,350	86,316
Elizabeth H. Dávila	13,840,345	91,321
Stuart Heap	13,869,145	62,521
John H. Landon	13,864,002	67,664
Warren E. Pinckert II	13,883,145	48,521
Larry Y. Wilson	13,853,545	78,121
2.	The shareholders ratified the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending March 30, 2007.

For	Against	Abstain	Broker Non-Vote
13,877,742	42,040	11,884	0
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS
31.1	Certification of Chief Executive Officer under Rule 13a-14(a)

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)

32	Certifications of Chief Executive Officer and Chief Financial Officer under Rule 13a-14(b)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOLESTECH CORPORATION

Date:	November 8, 2006	/s/	Warren E. Pinckert II

Warren E. Pinckert II
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 8, 2006	/s/	John F. Glenn

John F. Glenn
Vice President of Finance, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer under Rule 13a-14(a)
31.2	Certification of Chief Financial Officer under Rule 13a-14(a)
32	Certifications of Chief Executive and Chief Financial Officer under Rule 13a-14(b)