Form 10-Q
period 2006-12-29
CHOLESTECH CORPORATION
filed 2007-02-07
CIK 887227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2006

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of January 31, 2007, 15,516,302 shares of the registrant’s common stock were outstanding.

CHOLESTECH CORPORATION
INDEX

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

CHOLESTECH CORPORATION
CONDENSED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	December 29, 2006	March 31, 2006(1)
Assets
Current assets:
Cash and cash equivalents	$9,639	$7,161
Marketable securities	28,748	21,071
Accounts receivable, net	5,830	5,129
Inventories, net	9,081	7,525
Prepaid expenses and other assets	2,186	2,199
Deferred tax assets	1,515	775

Total current assets	56,999	43,860

Property and equipment, net	7,218	7,820
Intangible assets, net	433	492
Long-term marketable securities	19,915	14,444
Long-term deferred tax assets	10,289	13,736
Other long-term assets	640	350

Total assets	$95,494	$80,702

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$2,832	$2,785
Accrued payroll and benefits	3,031	3,544
Other liabilities	216	241

Total current liabilities	6,079	6,570

Contingencies (note 8)
Shareholders’ equity:
Common stock, no par value; 25,000,000 shares authorized; 15,485,997 and 14,868,825 shares issued and outstanding at December 29, 2006 and March 31, 2006, respectively	103,175	94,015
Accumulated other comprehensive loss	(81)	(125)
Deferred compensation	(642)	(660)
Accumulated deficit	(13,037)	(19,098)

Total shareholders’ equity	89,415	74,132

Total liabilities and shareholders’ equity	$95,494	$80,702

(1)             The information in this column was derived from the Company’s audited financial statements as of the fiscal year ended March 31, 2006.

See Notes to Unaudited Condensed Financial Statements

CHOLESTECH CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Dec. 29, 2006	Dec. 23, 2005	Dec. 29, 2006	Dec. 23, 2005
Revenue	$17,519	$16,165	$51,493	$46,516
Cost of revenue	5,786	6,111	17,106	17,549

Gross profit	11,733	10,054	34,387	28,967

Operating expenses:
Sales and marketing	3,494	3,062	10,887	9,326
Research and development	1,741	3,640	4,694	5,971
General and administrative	3,244	3,003	10,076	8,430

Total operating expenses	8,479	9,705	25,657	23,727

Income from operations	3,254	349	8,730	5,240

Interest and other income, net	560	286	1,528	617

Income before provision for income taxes	3,814	635	10,258	5,857
Provision for income taxes	1,473	314	4,197	2,328

Net income	$2,341	$321	$6,061	$3,529

Net income per share:
Basic	$0.15	$0.02	$0.40	$0.24
Diluted	$0.15	$0.02	$0.40	$0.24

Shares used to compute income per share:
Basic	15,208	14,697	14,991	14,657
Diluted	15,623	14,913	15,332	14,952

See Notes to Unaudited Condensed Financial Statements

CHOLESTECH CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Thirty-Nine Weeks Ended
	Dec 29, 2006	Dec 23, 2005
Cash flows from operating activities:
Net income	$6,061	$3,529
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,983	2,149
Stock-based compensation	2,365	65
Tax benefits from equity based compensation	1,443	—
Excess tax benefits from equity based compensation plans	(1,138)	—
Change in allowance for doubtful accounts	(15)	8
Change in inventory reserve	33	(199)
Change in deferred tax asset	2,707	1,874
Changes in assets and liabilities:
Accounts receivable	(686)	(64)
Inventories	(1,589)	741
Prepaid expenses and other assets	13	417
Other long-term assets	(290)	—
Accounts payable and accrued expenses	47	(1,534)
Accrued payroll and benefits	(513)	(190)
Other liabilities	(25)	(80)

Net cash provided by operating activities	10,396	6,716

Cash flows from investing activities:
Sales and maturities of marketable securities	38,015	20,479
Purchases of marketable securities	(51,119)	(24,804)
Purchases of property and equipment	(1,322)	(1,917)
Cash paid for license fee	—	(500)

Net cash used in investing activities	(14,426)	(6,742)

Cash flows from financing activities:
Issuance of common stock	5,370	1,070
Excess tax benefits from equity based compensation plans	1,138	—

Net cash provided by financing activities	6,508	1,070

Net increase in cash and cash equivalents	2,478	1,044

Cash and cash equivalents at beginning of period	7,161	4,304

Cash and cash equivalents at end of period	$9,639	$5,348

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

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006 filed with the Securities and Exchange Commission. The Company’s significant accounting policies reflect the adoption of the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”); and have otherwise not materially changed during the thirty-nine weeks ended December 29, 2006.

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

3. Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is not more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on March 31, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial position, cash flows, and results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108 regarding the process of quantifying financial statement misstatements, SAB No. 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The interpretations in SAB No. 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB No. 20 and FASB Statement No. 3,” for the correction of an error on financial statements. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company will be required to adopt this interpretation by March 30, 2007, and does not expect it to have a material impact on its financial position, results of operations or cash flows.

In September 2006, the FASB issued statement No. 157, “Fair Value Measurements” (“SFAS 157”). This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will be required to adopt SFAS No. 157 in fiscal year 2009, and does not expect it to have a material impact on its financial position, results of operations or cash flows.

4. Balance Sheet Data

The components of inventories are as follows (in thousands), net:

	December 29, 2006	March 31, 2006
Raw materials	$3,290	$2,662
Work-in-process	1,862	2,110
Finished goods	3,929	2,753
	$9,081	$7,525

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Dec. 29, 2006	Dec 23, 2005	Dec. 29, 2006	Dec. 23, 2005
(in thousands, except per share data)
Net income	$2,341	$321	$6,061	$3,529
Shares
Basic	15,208	14,697	14,991	14,657
Effect of dilutive securities	415	216	341	295
Diluted	15,623	14,913	15,332	14,952
Per share net income
Basic	$0.15	$0.02	$0.40	$0.24
Effect of dilutive securities	0.00	0.00	0.00	0.00
Diluted	$0.15	$0.02	$0.40	$0.24

As of December 29, 2006, options to purchase 176,550 shares of common stock were considered anti-dilutive because the respective exercise prices were greater than the average fair market value of the common stock. As of December 23, 2005, options to purchase 767,693 shares of common stock were considered anti-dilutive because the respective exercise prices were greater than the average fair market value of the common stock.

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

Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding on April 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for the thirteen and thirty-nine weeks ended December 29, 2006 includes compensation cost for all stock-based payments granted prior to, but not yet vested as of, April 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all stock-based payments granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.

Prior to April 1, 2006, the Company accounted for its stock-based employee compensation arrangements using the intrinsic value method of accounting. Compensation expense was based on the difference, if any, on the date of the grant between the fair value of the Company’s common shares and the exercise price of the option. Compensation costs for stock options, if any, were realized ratably on a straight-line basis over the vesting period. The following table illustrates the effect on the Company’s net income and net income per share had compensation expense for stock-based compensation been determined in accordance with SFAS 123 for the thirteen and thirty-nine weeks ended December 23, 2005 (in thousands, except per share amounts):

	Thirteen Weeks Ended	Thirty-Nine Weeks Ended
	Dec. 23, 2005	Dec. 23, 2005
(in thousands, except per share data)
Net income as reported	$321	$3,529
Add: Stock-based employee compensation expense included in reported net income, net of tax	12	40
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(427)	(1,196)
Pro forma net income (loss)	$(94)	$2,373
Net income (loss) per share:
Basic
As reported	$0.02	$0.24
Pro forma	$(0.01)	$0.16
Diluted
As reported	$0.02	$0.24
Pro forma	$(0.01)	$0.16

The fair value of each stock option is estimated on the date of the grant using the Black-Scholes valuation model, with the following weighted-average assumptions used for grants during the applicable periods:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Dec. 29, 2006	Dec. 23, 2005	Dec. 29, 2006	Dec. 23, 2005
Risk free interest rate	4.71%	4.31%	4.91%	4.04%
Expected life	4.1 Years	4.5 Years	4.5 Years	4.5 Years
Expected volatility	51.46%	62.63%	56.34%	64.42%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted-average grant-date fair value	$5.70	$5.28	$6.09	$5.72

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

The Company recognizes stock-based compensation costs for grants made after April 1, 2006 on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. These costs should reflect awards ultimately expected to vest, and have therefore been reduced for estimated forfeitures. The Company has used a 4.5% forfeiture rate in its calculation of stock-based compensation expense based on historical experience over the term. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to April 1, 2006, the Company accounted for forfeitures as they occurred.

Stock Incentive Program

The following table summarizes stock option activity under the 1997 program, 1999 program, and 2000 program for the thirty-nine weeks ended December 29, 2006:

	Outstanding Options	Weighted Average Exercise Price Per Share
Balance, April 1, 2006	2,228,549	$10.12
Granted	129,125	11.91
Exercised	(578,570)	8.69
Canceled	(65,004)	13.15
Balance, December 29, 2006	1,714,100	10.62

The following table summarizes information about stock options outstanding as of December 29, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted Avg. Contractual Life (1)	Weighted Avg. Exercise Price	Number	Weighted Avg. Exercise Price
$4.28 - $6.97	79,676	7.2	$6.66	42,826	$6.39
$6.98 - $8.97	552,250	6.7	8.18	419,152	8.10
$8.98 - $10.94	522,966	8.4	10.20	239,743	10.11
$10.95 - $12.51	355,866	8.3	12.14	136,818	12.31
$12.52 - $17.85	203,342	5.8	17.19	177,152	17.66
	1,714,100	7.5	10.62	1,015,691	10.74

(1)             years

At December 29, 2006 the aggregate intrinsic value of options outstanding was $13.4 million and the aggregate intrinsic value of outstanding options exercisable was $7.8 million.

Employee stock purchase plan

In August 2002, the shareholders approved the 2002 Employee Stock Purchase Plan (the “ESPP”) which reserved 400,000 shares of common stock to be issued in accordance with the Internal Revenue Code under such terms as approved by the board of directors. Under the terms of the ESPP, employees can choose quarterly to have up to 15% of their compensation withheld to purchase shares of common stock. Employees can purchase shares of common stock at a price per share that is 85% of the closing price of the common stock on the NASDAQ National Market on the last trading day of the quarterly purchase period.  During the thirteen weeks ended December 29, 2006 and December 23, 2005 the Company sold 9,977and 10,359 shares of common stock, respectively, to employees under the ESPP.

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

A summary of the changes in restricted stock outstanding under the Company’s equity compensation plans during the thirty-nine weeks ended December 29, 2006 is below:

	Shares	Weighted Avg. Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Restricted stock at April 1, 2006	65,436	$10.84	3.8	$1,206,000
Granted	16,650	10.13	3.5	307,000
Vested	(7,400)	12.53	—	(136,000)
Forfeited	(3,609)	12.24	—	(67,000)
Restricted stock at December 29, 2006	71,077	$11.38	3.0	$1,310,000

As of December 29, 2006, the Company had $642,000 of deferred compensation related to restricted stock grants, which will be recognized over the weighted average period of 3.0 years.

Shareholder rights plan

The board of directors has approved a shareholder rights plan (the “Rights Plan”) under which each outstanding share of common stock is accompanied by a right to purchase (the “Right”) one-thousandth of a share of Series A participating preferred stock at an exercise price of $95.00, subject to adjustment. The Rights will separate from the common stock and Rights certificates will be issued and will become exercisable on the earlier of: (i) ten days (or such later date as may be determined by a majority of the board of directors) following a public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the Company’s outstanding common stock or (ii) ten business days following the commencement of, or announcement of an intention to make, a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the Company’s outstanding common stock.  In January 2007, the board of directors approved an amendment of the Rights Plan that extended the term of the Rights Plan. The Rights expire on the earlier of (i) January 22, 2017 or (ii) the redemption or exchange of the Rights.

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

9. Comprehensive Income

The Company’s total comprehensive income was as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Dec. 29, 2006	Dec. 23, 2005	Dec. 29, 2006	Dec. 23, 2005
Net income	$2,341	$321	$6,061	$3,529
Change in unrealized gain on investments, net	11	(9)	(44)	70
Total comprehensive income	$2,352	$312	$6,017	$3,599

10.     Income Taxes

For the thirty-nine weeks ended December 29, 2006, the Company recorded a provision for income taxes of $4.2 million, for an effective tax rate of 40.9%. For the thirty-nine weeks ended December 23, 2005, the Company recorded a provision for income taxes of $2.3 million, for an effective rate of 39.7%. The effective rate increased as a result of non-deductible stock-based compensation expense resulting from the adoption of SFAS 123(R).

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

11. Warranties

The Company records an accrual for estimated warranty costs when revenue is recognized. Warranty covers repair costs of the LDX Analyzer and replacement costs of defective single-use test cassettes. The warranty period for the LDX Analyzer is one year and for single-use test cassettes is the shelf-life of the product. The warranty cost of the GDX Analyzer and test cartridges are the responsibility of the vendor. The Company has processes in place to estimate accruals for warranty exposure. The processes include estimated LDX Analyzer failure rates and repair costs, known design changes, and estimated replacement rates for single-use test cassettes. Although the Company believes it has the ability to reasonably estimate warranty expenses, unforeseeable changes in factors impacting the estimate for warranty could occur and such changes could cause a material change in the Company’s warranty accrual estimate. Such a change would be recorded in the period in which the change was identified. Changes in the Company’s product warranty liability during the thirty-nine weeks ended December 29, 2006 and December 23, 2005, respectively, were as follows (in thousands):

	Thirty-Nine Weeks Ended
	December 29, 2006	December 23, 2005
Balance at the beginning of the year	$208	$286
Accruals and charges for warranty for the year	225	133
Cost of repairs and replacements	(247)	(246)
Balance	$186	$173

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                     OPERATIONS

Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of federal securities laws. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under “Factors Affecting Future Operating Results” and elsewhere in this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue” or the negative of these terms or other comparable terminology. Forward-looking statements include, but are not limited to, the following statements: our expectation regarding gross margin for the remainder of fiscal 2007, our expectation regarding future sales and marketing, research and development, and general and administrative expenses and interest and other income;  our expected capital expenditures; our expectation regarding future demand for reduced costs; our expectation regarding GDX System’s future contribution of revenue; our belief regarding the importance of developing, acquiring or forming alliances for new tests and products; our expectation regarding our reliance on a limited number of customers for a substantial portion of our revenue; and our expectation regarding expenses and resources related to Section 404 compliance.  In evaluating these statements, you should specifically consider various factors, including the risks outlined under “Factors Affecting Future Operating Results.” These factors may cause our actual results to differ materially from any forward-looking statement.

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

Overview

We are a leading provider of diagnostic tools and information for immediate risk assessment and therapeutic monitoring of heart disease and diabetes. We currently manufacture the Cholestech LDX® System (the “LDX System”), which includes the LDX Analyzer and a variety of single-use test cassettes and market the LDX System in the United States, Canada, Europe, Asia, Australia and Latin America. The LDX System, which is waived under the Clinical Laboratory Improvement Amendments (“CLIA”), allows healthcare providers to perform individual tests or combinations of tests with a single drop of blood from a fingerstick within approximately six minutes. Our current products measure and monitor blood cholesterol, related lipids, glucose and liver function, and are used to test patients at risk of or suffering from heart disease, diabetes and liver disease. The high sensitivity C-reactive protein test is currently only approved for use in non-waived labs. The LDX System can also provide the Framingham Risk Assessment from the patient’s results as measured on the lipid profile cassette. In the thirteen weeks ended December 29, 2006 and the first thirty-nine weeks of fiscal year 2007, revenue from sales of the LDX Analyzer, single-use test cassettes and accessories represented 98% of our revenue.

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

	Thirteen Weeks Ended
	December 29, 2006		December 23, 2005		Amount of	Percent
	Amount	% of revenue	Amount	% of revenue	Increase (Decrease)	Increase (Decrease)
Revenue	$17,519	100%	$16,165	100%	$1,354	8%
Cost of revenue	5,786	33	6,111	38	(325)	(5)
Gross profit	11,733	67	10,054	62	1,679	17
Operating expenses
Sales and marketing	3,494	20	3,062	19	432	13
Research and development	1,741	10	3,640	22	(1,899)	(53)
General and administrative	3,244	18	3,003	18	241	7
Total operating expenses	8,479	49	9,705	60	(1,226)	(13)
Income from operations	3,254	18	349	2	2,905	832
Interest and other income, net	560	3	286	2	274	96
Provision for income taxes	1,473	8	314	2	1,159	369
Net income	$2,341	13%	$321	2%	$2,020	629%

	Thirty-Nine Weeks Ended
	December 29, 2006		December 23, 2005		Amount of	Percent
		% of		% of	Increase	Increase
	Amount	revenue	Amount	revenue	(Decrease)	(Decrease)
Revenue	$51,493	100%	$46,516	100%	$4,977	11%
Cost of goods sold	17,106	33	17,549	38	(443)	(2)
Gross profit	34,387	67	28,967	62	5,420	19
Operating expenses
Sales and marketing	10,887	21	9,326	20	1,561	17
Research and development	4,694	9	5,971	13	(1,277)	(22)
General and administrative	10,076	20	8,430	18	1,646	20
Total operating expenses	25,657	50	23,727	51	1,930	8
Income from operations	8,730	17	5,240	11	3,490	67
Interest and other income	1,528	3	617	1	911	150
Provision for income taxes	4,197	8	2,328	5	1,869	80
Net income	$6,061	12%	$3,529	8%	$2,532	72%

Thirteen weeks ended December 29, 2006 and December 23, 2005
and
Thirty-Nine weeks ended December 29, 2006 and December 23, 2005

Revenue. For the thirteen weeks ended December 29, 2006, revenue increased $1.3 million or 8%, to $17.5 million from $16.2 million for the thirteen weeks ended December 23, 2005. The increase in revenue is primarily attributable to sales of single-use test cassettes which increased $1.8 million, or 13%, from $13.4 million for the thirteen weeks ended December 23, 2005 to $15.2 million for the thirteen weeks ended December 29, 2006. Revenue from sales of our LDX Analyzer decreased $213,000, or 21%, to $787,000 for the thirteen weeks ended December 29, 2006 from $1.0 million for the thirteen weeks ended December 23, 2005.  During the thirteen weeks ended December 29, 2006, 1,263 LDX Analyzers were sold or placed through promotion compared to 1,271 units in the same period of the prior year.  Revenue from sales of our GDX Analyzer and related single-use test cartridges was $383,000 for the thirteen weeks ended December 29, 2006 and thirteen weeks ended December 23, 2005. Accessories sales decreased $200,000, or 14%, to $1.2 million for the thirteen week period ended December 29, 2006 from $1.4 million for the thirteen weeks ended December 23, 2005.

For the thirteen weeks ended December 29, 2006, domestic revenue increased $1.2 million, or 9%, to $15.3 million from $14.1 million for the thirteen weeks ended December 23, 2005. Most of the domestic increase related to revenue from single-use test cassettes, which increased $1.6 million, or 13% to $13.5 million from $11.9 million in the prior year period. The increase was due to our continued efforts to sell or place through promotion LDX Analyzers, which resulted in a cassette volume related increase of $1.2 million. In addition, an increase in average sales price on cassettes contributed approximately $360,000. LDX Analyzer revenue decreased $220,000, or 30%, to $517,000 for the thirteen weeks ended December 29, 2006 from $737,000 for the thirteen weeks ended December 23, 2005. The revenue decrease was attributable to promotions during the period in which certain end-users were provided a discounted LDX when they purchased a predetermined number of single-use test cassettes from our distribution partners. Domestic revenue for our GDX Analyzer and related single-use test cartridges decreased $34,000, or 11%, to $270,000 for the thirteen weeks ended December 29, 2006 from $304,000 for the thirteen weeks ended December 23, 2005.

International revenue increased $200,000, or 10%, to approximately $2.2 million for the thirteen weeks ended December 29, 2006 from $2.0 million for the thirteen weeks ended December 23, 2005. International revenue is primarily related to pharmaceutical promotional programs which tend to occur in irregular patterns and are difficult to forecast. Most of the revenue increase resulted from single-use test cassettes which increased $300,000, or 21%, to $1.7 million for the thirteen weeks ended December 29, 2006 from $1.4 million for the thirteen weeks ended December 23, 2005. Additionally, international revenue for our GDX Analyzer and related products increased $33,000 to $112,000 for the thirteen weeks ended December 29, 2006 from $79,000 for the thirteen weeks ended December 23, 2005.

For the thirty-nine weeks ended December 29, 2006, revenue increased $5.0 million, or 11%, to $51.5 million from $46.5 million for the thirty-nine weeks ended December 23, 2005. Sales of single-use test cassettes increased $5.1 million, or 13%, from $39.0 million for the thirty-nine weeks ended December 23, 2005 to $44.1 million for the thirty-nine weeks ended December 29, 2006. Revenue from our LDX Analyzer was $2.4 million for the thirty-nine weeks ended December 29, 2006 and December 23, 2005. During the thirty-nine weeks ended December 29, 2006, 3,501 LDX Analyzers were sold or placed through promotion compared to 2,893 units in the same period of the prior year. Revenue for our GDX Analyzer and related single-use test cartridges decreased $100,000, or 8%, to $1.2 million for the thirty-nine weeks ended December 29, 2006, from $1.3 million for the thirty-nine weeks ended December 23, 2005. Accessories sales deceased $100,000, or 3%, to $3.7 million for the thirty-nine weeks ended December 29, 2006 from $3.8 million for the thirty-nine weeks ended December 23, 2005.

For the thirty-nine weeks ended December 29, 2006, domestic revenue increased $3.6 million, or 9%, to $44.5 million from $40.9 million for the thirty-nine weeks ended December 23, 2005. Most of the domestic revenue increase related to revenue from single-use test cassettes, which increased $3.7 million, or 11%, to $38.6 million from $34.9 million for the prior year period. The increase was offset by sales of our GDX Analyzer which decreased $103,000, or 10%, to $897,000 for the thirty-nine weeks ended December 29, 2006, from $1.0 million for the thirty-nine weeks ended December 23, 2005.

International revenue increased $1.4 million, or 25%, to $7.0 million for the thirty-nine weeks ended December 29, 2006 from $5.6 million for the thirty-nine weeks ended December 23, 2005. International revenue is primarily related to pharmaceutical promotional programs which tend to occur in irregular patterns and are difficult to forecast. Most of the increase related to the sale of single-use test cassettes which increased $1.4 million, or 34%, to $5.5 million for the thirty-nine weeks ended December 29, 2006 from $4.1 million for the thirty-nine weeks ended December 23, 2005. LDX Analyzer revenue increased $19,000, or 3%, to $600,000 for the thirty-nine weeks ended December 29, 2006 from $581,000 for the thirty-nine weeks ended December 23, 2005. Additionally, international revenue for our GDX Analyzer and related products increased $64,000, or 22%, to $361,000 for the thirty-nine weeks ended December 29, 2006, from $297,000 for the thirty-nine weeks ended December 23, 2005.

Cost of Revenue. Cost of revenue includes direct labor, direct material, overhead and royalties. Cost of revenue decreased $300,000, or 5%, to $5.8 million for the thirteen weeks ended December 29, 2006 from $6.1 million for the thirteen weeks ended December 23, 2005. Gross margin increased to 67% for the thirteen weeks ended December 29, 2006 compared to 62% for the thirteen weeks ended December 23, 2005. The increase in gross margin was driven by an increase in cassette sales volume as cassette revenue as a percentage of total revenue was 87% in the thirteen weeks ended December 29, 2006 compared to 83% in the prior year period. In addition, higher average sales prices on cassettes and the expiration of a royalty agreement in March 2006 which previously required us to pay a royalty of 2% on net sales of single-use test cassettes contributed to the margin increase. The increase was offset by $130,000 in stock-based compensation expense recognized in accordance with SFAS 123(R). We expect gross margin to range from approximately 66% to 68% for the remainder of the fiscal year.

For the thirty-nine weeks ended December 29, 2006, cost of revenue decreased $400,000, or 2%, to $17.1 million from $17.5 million for the thirty-nine weeks ended December 23, 2005. Gross margin increased to 67% for the thirty-nine weeks ended December 29, 2006 compared to 62% for the thirty-nine weeks ended December 23, 2005. The increase in gross margin was driven by an increase in cassette sales volume as cassette revenue as a percentage of total revenue was 86% in the thirty-nine weeks ended December 29, 2006 compared to 84% in the prior year period. In addition, higher average sales prices on cassettes and the expiration of a royalty agreement in March 2006 which previously required us to pay a royalty of 2% on net sales of single-use test cassettes contributed to the margin increase. The increase was offset by $361,000 in stock-based compensation expense recognized in accordance with SFAS 123(R).

Sales and Marketing Expenses. Sales and marketing expenses include salaries, commissions, incentive compensation, travel and expenses for outside services related to marketing programs. Sales and marketing expenses increased $400,000, or 13%, to $3.5 million for the thirteen weeks ended December 29, 2006 from $3.1 million for the thirteen weeks ended December 23, 2005. The increase was mainly attributable to increased compensation related expenses due to higher headcount, primarily related to the EndoSense(TM) and Boule market development efforts, and $164,000 in stock-based compensation recognized in accordance with SFAS 123(R). Additionally, marketing expenses and consulting fees contributed to the overall increase during the thirteen weeks ended December 29, 2006.  As a percent of total revenue, sales and marketing expenses increased to 20% for the thirteen weeks ended December 29, 2006 from 19% for the thirteen weeks ended December 23, 2005. We expect sales and marketing expenses will increase slightly as a percentage of total revenue for the remainder of the fiscal year.

For the thirty-nine weeks ended December 29, 2006, sales and marketing expenses increased $1.6 million, or 17%, to $10.9 million from $9.3 million for the thirty-nine weeks ended December 23, 2005. The increase was mainly attributable to increased compensation related expenses due to higher headcount, primarily related to the EndoSense(TM) and Boule development efforts, and $458,000 in stock-based compensation recognized in accordance with SFAS 123(R). Additionally, travel costs and outside services contributed to the overall increase during the thirty-nine weeks ended December 29, 2006.

Research and Development Expenses. Research and development expenses include salaries, incentive compensation, expenses for professional consulting and other miscellaneous outside services, supplies and depreciation of capital equipment. Research and development expenses decreased $1.9 million, or 53%, to $1.7 million for the thirteen weeks ended December 29, 2006 from $3.6 million for the thirteen weeks ended December 23, 2005. The decrease was mainly attributable to $2.5 million of costs related to the Boule transaction in the prior year.  The decrease was offset by an increase in compensation related expenses due to higher headcount and $60,000 in stock-based compensation recognized in accordance with SFAS 123(R). Additionally, laboratory supplies costs, which consists primarily of samples used for testing and chemicals, increased $251,000, primarily due to the impending launch of our Lipid/ALT test cassette. As a percent of total revenue, research and development expenses were 10% for the thirteen weeks ended December 29, 2006 and 22% for the thirteen weeks ended December 23, 2005. We expect research and development expenses will remain consistent as a percentage of total revenue for the remainder of the fiscal year.

For the thirty-nine weeks ended December 29, 2006, research and development expenses decreased $1.3 million, or 22%, to $4.7 million from $6.0 million for the thirty-nine weeks ended December 23, 2005. The decrease was mainly attributable to $2.5 million of costs related to the Boule transaction in the prior year.  The decrease was offset by increased spending related to laboratory supplies costs, which consists of cassettes used for testing and chemicals, which increased $618,000 primarily due to the impending launch of our Lipid/ALT test cassette.  Additionally, compensation related expenses increased due to higher headcount and $168,000 in stock-based compensation recognized in accordance with SFAS 123(R).

General and Administrative Expenses. General and administrative expenses include compensation, benefits and expenses for outside professional services, including information services, legal and accounting. General and administrative expenses increased $200,000, or 7%, to $3.2 million for the thirteen weeks ended December 29, 2006 from $3.0 million for the thirteen weeks ended December 23, 2005. Compensation related expenses increased $533,000 mainly due to $417,000 in stock-based compensation recognized in accordance with SFAS 123(R). The increase was offset by approximately $300,000 in expenses incurred in the prior year period in connection with the Boule transaction.. As a percent of total revenue, general and administrative expenses were 18% for the thirteen weeks ended December 29, 2006 and thirteen weeks ended December 23, 2005. We expect general and administrative expenses will increase slightly as a percentage of total revenue for the remainder of the fiscal year.

For the thirty-nine weeks ended December 29, 2006, general and administrative expenses increased $1.7 million, or 20%, to $10.1 million from $8.4 million for the thirty-nine weeks ended December 23, 2005. The increase was primarily attributable to a $1.5 million increase in compensation related expenses due to an increase in headcount and $1.2 million in stock-based compensation recognized in accordance with SFAS 123(R). Additionally, outside professional services increased $161,000 due to legal fees related to various business development activities and accounting and consulting fees associated with Sarbanes-Oxley Act of 2002 compliance.

Interest and Other Income, Net. Interest and other income, net, primarily reflects income from the investment of cash balances and marketable securities, less the fees charged by financial institutions. Interest and other income, net, increased $274,000, or 96%, to $560,000 for the thirteen weeks ended December 29, 2006 from $286,000 for the thirteen weeks ended December 23, 2005. Interest and other income, net, increased $900,000, or 150%, to $1.5 million for the thirty-nine weeks ended December 29, 2006 from $600,000 for the thirty-nine weeks ended December 23, 2005. The increases were primarily attributable to an increase in cash and marketable securities and an increase in interest rates over the prior year periods. We expect interest and other income, net to increase as we continue to increase our cash and marketable securities.

Income Taxes. For the thirty-nine weeks ended December 29 2006, we recognized an income tax provision of $4.2 million, compared to an income tax provision of $2.3 million for the thirty-nine weeks ended December 23, 2005. The effective tax rate was 40.9% for the thirty-nine weeks ended December 29, 2006 which represents the federal tax at the statutory rate and the average state rate for all jurisdictions in which we are subject to income tax. The increase in the effective rate is due to the non-deductible stock-based compensation expense resulting from the adoption of SFAS 123(R).

Liquidity and Capital Resources

Cash flow information for the thirty-nine weeks ended December 29, 2006 and December 23, 2005 was as follows (in thousands):

	Dec. 29, 2006	Dec. 23, 2005
Cash and cash equivalents, marketable securities and long-term marketable securities	$58,302	$38,907
Net cash provided by operating activities	10,396	6,716
Net cash used in investing activities	(14,426)	(6,742)
Net cash provided by financing activities	6,508	1,070
Net increase in cash and cash equivalents, marketable securities and long-term marketable securities	$2,478	$1,044

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

Cash Provided by Operating Activities. The net cash provided by operations increased $3.7 million to $10.4 million for the thirty-nine weeks ended December 29, 2006 from $6.7 million for the thirty-nine weeks ended December 23, 2005. Net cash provided by operations was primarily attributable to net income of $6.1 million and $7.4 million of non-cash adjustments, including stock-based compensation, depreciation and deferred tax asset. A $2.8 million decrease in working capital, other than cash, resulted from a $673,000 increase in accounts receivable and prepaid and other assets, while inventories increased by $1.6 million.  In addition, in accounts payable and accrued expenses and accrued payroll and benefits decreased $466,000 primarily due to the payout of bonuses and commissions related to fiscal year 2006..

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

Cash Used in Investing Activities. Investing activities resulted in the net use of $14.4 million of cash during the thirty-nine weeks ending December 29, 2006. Spending on additional manufacturing and computer equipment, facilities improvements and software accounted for $1.3 million of capital expenditures. Net purchases of marketable securities during the period used an additional $13.1 million in cash. Over the remainder of the current fiscal year we intend to spend approximately $1.2 million on additional capital expenditures for production equipment and other long lived assets.

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

Cash Provided by Financing Activities. Cash provided by financing activities for both the thirty-nine weeks ended December 29, 2006 and December 23, 2005 related to the issuance of common stock pursuant to the employee stock incentive plans, including the ESPP. We raised $6.5 millionand $1.1 million from the incentive programs for the thirty-nine weeks ended December 29, 2006 and December 23, 2005, respectively.

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

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that we recognize in our financial statements the impact of a tax position if that position is not more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for us on March 31, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial position, cash flows, and results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108 regarding the process of quantifying financial statement misstatements, SAB No. 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The interpretations in SAB No. 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB No. 20 and FASB Statement No. 3,” for the correction of an error on financial statements. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company will be required to adopt this interpretation by March 30, 2007. We are currently evaluating the requirements of SAB No. 108 and the impact this interpretation may have on our financial statements.

In September 2006, the FASB issued statement No. 157, “Fair Value Measurements” (“SFAS 157”). This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will be required to adopt SFAS No. 157 in fiscal year 2009. We are currently evaluating the requirements of SFAS No. 157 and have not yet determined the impact on the our financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of December 29, 2006 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decision regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

We have a history of fluctuating operating results, which may result in the market price of our common stock declining

Our revenue and operating results have varied significantly from quarter to quarter in the past and may continue to fluctuate in the future. As of December 29, 2006, we had an accumulated deficit of $13.0 million. We recorded a net profit of $5.6 million for fiscal year 2006, a net profit of $4.1 million for fiscal year 2005, and a net profit of $8.7 million for fiscal year 2004. The following are some of the factors that could cause our revenue, operating results and margins to fluctuate significantly from quarter to quarter:

•                       the timing and level of market acceptance of the LDX System and the GDX System;

•                       manufacturing problems, efficiencies, capacity constraints or delays;

•                       the timing of the introduction, availability and market acceptance of new tests and products;

•                       the timing of significant orders from, and shipments to, customers;

•                       variations in the mix of products sold;

•                       promotional program spending by both domestic and European pharmaceutical companies;

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

Our stock price has been highly volatile and is likely to continue to be volatile, which could result in substantial losses for investors

The market price of our common stock has in the past been, and in the future is likely to be, highly volatile. For example, between December 23, 2005 and December 29, 2006, the price of our common stock, as reported on the NASDAQ National Market System, has ranged from a low of $9.38 to a high of $19.00. These fluctuations could result in substantial losses for investors. Our stock price may fluctuate for a number of reasons including:

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

We have made use of a device to limit the possibility that we are acquired, which may mean that a transaction that shareholders are in favor of or are benefited by may be prevented

Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the rights, preferences, privileges and restrictions of such shares without any further vote or action by our shareholders. To date, our board of directors has designated 25,000 shares as Series A participating preferred stock in connection with our shareholder rights plan (the “Rights Plan”). The issuance of preferred stock under certain circumstances could have the effect of delaying or preventing an acquisition of our company or otherwise adversely affecting the rights of the holders of our stock. The “Rights Plan” may have the effect of rendering more difficult or discouraging an acquisition of our company which is deemed undesirable by our board of directors. The “Rights Plan” may cause substantial dilution to a person or group attempting to acquire us on terms or in a manner not approved by our board of directors, except pursuant to an offer conditioned on the negation, purchase or redemption of the rights issued under the “Rights Plan.”

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

CHOLESTECH CORPORATION

Date: February 7, 2007	/s/ Warren E. Pinckert II
Warren E. Pinckert II
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 7, 2007	/s/ John F. Glenn
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