Form 10-K
period 2007-03-30
CHOLESTECH CORPORATION
filed 2007-06-13
CIK 887227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑                                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 30, 2007

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM                        TO

Commission file number: 000-20198

CHOLESTECH CORPORATION
(Exact name of registrant as specified in its charter)

California	94-3065493
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
3347 Investment Boulevard
Hayward, California	94545
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(510) 732-7200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered:
Common Stock, no par value Series A Participating Preferred Stock, no par value	The NASDAQ Stock Market LLC (The NASDAQ-GM)

Securities registered pursuant to Section 12(g) of the Act:
None

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

Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the common stock on September 29, 2006 as reported on the NASDAQ Stock Market LLC, was approximately $159,656,000. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded from this computation. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The registrant does not have any non-voting stock.

As of May 31, 2007, the registrant had outstanding 15,585,369 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its Proxy or Information Statement to be filed pursuant to Regulations 14A or 14C, no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

CHOLESTECH CORPORATION
ANNUAL REPORT ON FORM 10-K
For The Fiscal Year Ended March 30, 2007
TABLE OF CONTENTS

Cholestech LDX and Cholestech GDX, are trademarks belonging to Cholestech Corporation and are pending or registered in the United States and other countries.

PART I

Some of the statements contained in this Annual Report on Form 10-K are forward-looking statements about Cholestech Corporation (“we,” “us,” “Cholestech,” or “the Company’’), including but not limited to those specifically identified as such, that involve risks and uncertainties. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither any other person nor we assume responsibility for the accuracy and completeness of such statements. Important factors that may cause actual results to differ from expectations include those discussed in Item 1A: Risk Factors beginning on page 20 in this document, as well as those factors identified from time to time in our periodic filings with the Securities and Exchange Commission (“SEC”).

We were incorporated under the laws of the State of California in February 1988. Our principal executive offices are located at 3347 Investment Boulevard, Hayward California 94545 and our telephone number at that location is (510) 732-7200.

ITEM 1.                BUSINESS

Overview

We are a leading provider of diagnostic tools and information for immediate risk assessment and therapeutic monitoring of heart disease, inflammatory disorders and diabetes. We currently manufacture the Cholestech LDX® System (the “LDX System”), which includes the LDX Analyzer and a variety of single-use test cassettes and market the LDX System in the United States, Europe, Asia, Australia and South America. The LDX System, which is waived under the Clinical Laboratory Improvement Amendments (“CLIA”), allows healthcare providers to perform individual tests or combinations of tests with a single drop of blood from a fingerstick within five minutes. Our current products measure and monitor blood cholesterol, related lipids, glucose and liver function, and are used to test patients at risk of or suffering from heart disease, diabetes and liver disease. The LDX System can also provide Coronary Heart Disease Risk Assessment from the patient’s results as measured on the lipid profile cassette. In fiscal year 2007, revenue from sales of the LDX Analyzer and single use test cassettes represented over 90% of our revenue.

We also market and distribute the Cholestech GDX™ System (the “GDX System”) under a multi-year global distribution agreement with with Provalis Diagnostics Ltd, who was acquired by Bio-Rad Laboratories, Inc. on September 7, 2006. We began distributing the GDX System under this agreement in July 2002. The Cholestech GDX, a hemoglobin A1c (“A1C”) testing system, is FDA 510(k) cleared for prescription home use and, accordingly, is CLIA waived . It is used to measure A1C in less than five minutes using a single drop of blood from a fingerstick. The quantitative measure of A1C is well-established as an indicator of a patient’s long-term glycemic control. Unlike daily glucose monitoring, which provides a snapshot of a patient’s glucose level at the time of testing, A1C provides an average glucose level over the previous 90 days. A1C levels indicate the long-term progress of a patient’s diabetes and therapy management.

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

We specifically target our products for markets outside of traditional hospital or clinical laboratories through our worldwide network of over 85 distributors. Our primary market is the physician office laboratory market, which consists of approximately 117,000 sites operated by physicians or groups of physicians that are registered with the Centers for Medicare & Medicaid Services (“CMS”). Approximately 54,000 of these are registered to perform only tests that have been waived under CLIA. According to CMS, the number of CLIA-waived physician office laboratories has increased 31% since 2000.

Sales of our products to international markets represented 13% of our revenue in fiscal year 2007. While a majority of such sales are in Europe, we are expanding into Asia, and South America. See Note 10 of the Financial Statements for details on our international revenue.

Providing rapid service to our customers is one of the fundamentals of our business. Generally we fulfill our customers’ orders within two business days of the placement of an order, resulting in no material backlog as of March 30, 2007. Although there are certain months of the year in which testing for cholesterol typically increases, such as September which is National Cholesterol Month and February which is National Heart Month, historically we have not experienced fluctuations in sales of our products due to seasonality.

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

Recent Developments

On June 4, 2007, Cholestech, Inverness Medical Innovations, Inc., a Delaware corporation (“Inverness”), and Iris Merger Sub, Inc., a California corporation and wholly owned subsidiary of Inverness (“Merger Sub”), entered into an Agreement and Plan of Reorganization (the “Merger Agreement”), pursuant to which Cholestech and Inverness will combine their businesses through a merger of Cholestech and Merger Sub (the “Merger”).

The completion of the Merger is subject to various closing conditions, including obtaining the approval of Cholestech shareholders and receiving antitrust approvals (including under the Hart-Scott-Rodino Antitrust Improvements Act). The Merger is intended to qualify as a reorganization for federal income tax purposes.

At the effective time of the Merger (the “Effective Time”), by virtue of the Merger and without any action on the part of the holder of any capital stock of Cholestech, each share of common stock of Cholestech issued and outstanding immediately prior to the Effective Time will be converted into the right to receive 0.43642 (the “Exchange Ratio”) of a share of common stock of Inverness (each full share, an “Inverness Share”).

In the Merger, each option to purchase shares of Cholestech common stock granted under employee and director stock plans of Cholestech that is outstanding as of immediately prior to the Effective Time, whether vested or unvested, shall be converted into a right to acquire Inverness Shares on the same terms and conditions as were applicable to such option prior to the Effective Time, provided that the number of Inverness Shares receivable and the exercise price of the option shall be adjusted to reflect the Exchange Ratio.  All other Cholestech equity-based awards outstanding as of the Effective Time will remain in effect but will be denominated in Inverness Shares, with applicable adjustments to reflect the Exchange Ratio.

If the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, Cholestech will be required to pay Inverness a termination fee of $9 million.

The Boards of Directors of Cholestech and Inverness have approved the Merger and the Merger Agreement.

The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement, which is attached to this Annual Report on Form 10 K as Exhibit 2.1 and incorporated herein by reference. The Merger Agreement has been attached to provide investors with information regarding its terms. It is not intended to provide any other factual information about Cholestech or Inverness. In particular, the assertions embodied in the representations and warranties contained in the Merger Agreement are qualified by information in confidential disclosure schedules provided by Cholestech and Inverness to each other in connection with the signing of the Merger Agreement. These disclosure schedules contain information that modifies, qualifies and creates exceptions to the representations and warranties set forth in the Merger Agreement. Moreover, certain representations and warranties in the Merger Agreement were used for the purpose of allocating risk between Cholestech and Inverness rather than establishing matters as facts. Accordingly, you should not rely on the representations and warranties in the Merger Agreement as characterizations of the actual state of facts about Cholestech or Inverness.

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

•       The American Heart Association estimates that more than 79 million people suffer from some form of cardiovascular disease, which is the leading cause of death of adults in the United States.

•       Based on evidence from scientific studies, the National Cholesterol Education Program (“NCEP”) expert panel and the National Institutes of Health (“NIH”) issued guidelines in May 2001 which are substantially increasing the number of Americans being treated for high cholesterol. Numerous research studies substantiate that reducing high cholesterol levels reduces the risk of a coronary event by 31%. NIH guidelines continue to encourage the increase of cholesterol testing as the recommended LDL cholesterol levels decreased from 100 to 70 mg/dL for certain high risk patients in 2004.

•       Based on the NIH guidelines, approximately 220 million Americans should be screened or monitored for high cholesterol. Additionally, the number of Americans on therapeutic lifestyle changes, such as dietary treatment, is expected to grow to over 65 million. The number of Americans prescribed a cholesterol-lowering drug is expected to grow to over 36 million.

•       Diabetes is estimated to afflict approximately 21 million people in the United States, over a third of whom have not yet been identified as being diabetic. Additionally, 54 million Americans require treatment for prevention of diabetes and 97 million should be screened or monitored for diabetes risk based on data and recommendations from the American Diabetes Association and the U.S. Department of Health and Human Services.

•       Heart disease is the leading cause of death in people with type 2 diabetes, which has a death rate from heart disease which is two to four times higher than for those who do not have diabetes.

Our Strategy

Our objective is to be the leading provider of diagnostic tools and information for immediate risk assessment and therapeutic monitoring of heart disease and diabetes. The components of this strategy include:

•       Leverage Our Installed Base.   We intend to leverage our installed base of LDX systems by adding new test cassettes to our current testing platform and offering new products which increase the amount and frequency of testing. Our current research and development efforts include the planned introduction of a new test cassette for lipid profile /alanine aminotransferase (“ALT”).

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

We also market and distribute the GDX System under a multi-year global distribution agreement with Bio-Rad Laboratories, Inc. We began distributing the GDX System under this agreement in July 2002. The

GDX System is an A1C testing system that is CLIA waived and is used to measure A1C in less than five minutes by using a single drop of blood from a fingerstick. A1C testing monitors the average blood glucose levels of people with diabetes as an indicator of overall blood glucose control. The quantitative measure of A1C is well-established as an indicator of a patient’s long-term glycemic control. Unlike daily glucose monitoring, which provides a snapshot of a patient’s glucose level at the time of testing, A1C provides an average glucose level over the previous 90 days. A1C levels indicate the long-term progress of a patient’s diabetes and therapy management.

Our research and development expenses were $6.3 million, $7.6 million, and $4.3 million for fiscal year 2007, fiscal year 2006, and fiscal year 2005, respectively.

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

The LDX Analyzer

Revenue from the LDX Analyzer represented 5%, 5%, and 6% of total revenue in fiscal year 2007, fiscal year 2006, and fiscal year 2005, respectively. The LDX Analyzer is a proprietary, four-channel, reflectance photometer that measures the amount of light reflected from the reaction surfaces of a test cassette and incorporates a microprocessor with built-in software. The LDX Analyzer contains a drawer for insertion of the cassette, three buttons for user activation and a liquid crystal display to present the test results. Using the information and instructions encoded on the cassette’s magnetic strip, the LDX Analyzer’s built-in microprocessor regulates the reaction conditions, controls the optical measurements of analyte concentrations on the cassette’s reaction pads, executes the required calculations and, within five minutes, displays the results on the liquid crystal display. The results are displayed as a numerical value of the level of the analyte tested and can be transferred to a printer, computer or computer network.

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

Cassette Products

Revenue from cassette products represented 85%, 84%, and 83% of total revenue in fiscal year 2007, fiscal year 2006, and fiscal year 2005, respectively. Our line of single-use, disposable test cassettes for the LDX System incorporates patented and licensed technology for distributing precisely measured plasma to up to four reaction pads for simultaneous testing. Each cassette has three parts: a main body that contains the sample well into which the blood sample is dispensed, a reaction bar where plasma is transferred for analysis and a magnetic strip encoded with test instructions and lot specific calibration information for the various chemistries on the reaction pads. Capillary action draws a drop of blood through a separation medium within the cassette, stopping the cellular components of the blood while transferring a small volume of plasma to the cassette’s reaction pads. When the plasma contacts the reaction pads, the dry chemistry reacts with the analytes in the plasma, producing color. The intensity of color developed indicates the concentration of the analytes in the plasma. The magnetic strip contains information needed by the LDX Analyzer to convert the reflected color reading into a concentration level for the accurate measurement of the analytes being tested. As a result of this automatic process, the healthcare provider does not have to interpret any color reaction, relate a reading to a separate chart or input calibration information. Our available test cassettes range in current domestic list price from $4.19 to $13.00 per cassette and include up to six results per cassette.

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

The following table summarizes our current products and products under development:

Product	Regulatory Status(1)
Instrument
LDX Analyzer	FDA cleared; CLIA waived
GDX Analyzer	FDA cleared; CLIA waived
VasoSense	FDA cleared
Cassette Products
Current
Lipid Profile (Lipid) (Total cholesterol/High density lipoproteins/Glucose/Triglyceride/Estimated LDL cholesterol/and TC/HDL ratio)	FDA cleared; CLIA waived
Lipid Profile plus Glucose (Lipid/GLU)	FDA cleared; CLIA waived
Total Cholesterol and Glucose (TC, GLU)	FDA cleared; CLIA waived
Total Cholesterol/High Density Lipoproteins/Glucose (TC, HDL, GLU)	FDA cleared; CLIA waived
Total Cholesterol and High Density Lipoproteins (TC, HDL)	FDA cleared; CLIA waived
Total Cholesterol (TC)	FDA cleared; CLIA waived
Alanine Aminotransferase (ALT)/Aspartate Aminotransferase (AST)	FDA cleared; CLIA waived
High Sensitivity C-Reactive Protein (hs-CRP)	FDA cleared
Under Development(2)
Lipid Profile/Alanine Aminotransferase (Lipid/ALT)	FDA cleared; CLIA waived
In Feasibility Studies(3)
Total Bilirubin (Tbil)	Not filed or applied
Alkaline Phosphate (ALP)	Not filed or applied
Creatine Kinase (CK)	Not filed or applied
Direct Low Density Lipoproteins (LDL)	Not filed or applied
Cartridge Product
Hemoglobin A1c (A1C)	FDA cleared; CLIA waived

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

(4)           The GDX system is FDA 510(k) cleared for prescription home use and, accordingly, is CLIA waived.

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

•       Lipid Profile/Alanine Aminotransferase.   We plan to offer a single cassette containing both our CLIA waived lipid profile and ALT tests (“Lipid/ALT”). The integration of the lipid parameters (total cholesterol, HDL cholesterol and triglycerides) and liver function parameter (ALT) will provide convenience and ease of use for our customers. We expect this product to be available in the first quarter of fiscal year 2008.

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

Individual Test Cassettes

•       Direct Low Density Lipoproteins.   The direct low density lipoproteins (“LDL”) cholesterol test permits the direct measurement of LDL cholesterol in a patient sample. The calculated LDL cholesterol is subject to certain limitations including the need for a fasting sample. The direct LDL cholesterol test is reimbursable, whereas the calculated test is not.

Other Platforms

•       Vascular Endothelial Dysfunction.   The VasoSense is a non-invasive device that is as a diagnostic aid in the detection of coronary artery endothelial dysfunction. The endothelium is the lining of all the blood vessels and is the site of the development of coronary artery disease.

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

Our sales and marketing strategy includes increasing penetration into the physician office laboratory and health promotion markets and leveraging our installed base of LDX and GDX Analyzers. We plan to dedicate a significant portion of our sales and marketing efforts to educate current and potential customers about the clinical and economic benefits of diagnostic screening and therapeutic monitoring and about new test cassettes as they become available for distribution. In order to support this effort, we have hired representatives who focus on calling our key accounts by phone. We also plan to continue to cultivate strategic relationships with development partners, pharmaceutical companies and distributors. We intend to leverage the technology, customer base, marketing power and distribution networks of these partners to accelerate market penetration and increase cassette usage. Our current marketing activities are primarily focused on:

•       Physician Office Laboratories.   We have entered into non-exclusive distribution agreements with five national medical products distributors, Cardinal Health, Inc., Fisher Scientific International, Inc., McKesson Corporation, Physician Sales and Service, Inc., and Henry Schein, Inc., which together have more than 2,500 sales professionals who focus primarily on the United States physician office laboratory (“POL”) market. We have also retained regional distributors in the United States. In addition, we and our distributors focus sales and marketing efforts on physicians whose practices include a high incidence of the cholesterol-related diseases targeted by our test cassettes, including cardiologists, lipid clinicians, internists and family practitioners.

•       Health Promotion.   We have ongoing relationships with regional distributors whose primary focus are to provide equipment and supplies to customers that conduct diagnostic screening for cholesterol and related lipid levels and diabetes. Some of these distributors also sell to the POL market segment.

•       International.   Our international distribution strategy is to penetrate targeted geographical markets by selling directly to distributors in those markets. We have entered into non-exclusive agreements with foreign distributors to distribute the LDX System and cassettes primarily in Europe, Asia and South America.

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

Companies with a significant presence in the diagnostic products market, such as Abbott Laboratories, Bayer Diagnostics, Beckman Coulter, Inc. and Roche Diagnostics (a subsidiary of Roche Holdings Ltd.), have developed or are developing analyzers designed for point of care testing. Such competitors also offer broader product lines than us, have greater name recognition than us and offer discounts as a competitive tactic. In addition, several smaller companies are currently making or developing products that compete or will compete with ours. We believe we currently have a competitive advantage due to (i) the status of the LDX System which is waived under CLIA and can provide a complete lipid profile in accordance with the NIH guidelines in less than five minutes using a single drop of blood; (ii) our ALT test, only two other companies have a CLIA waived ALT test that enables physicians to monitor the potential side effects on the liver from cholesterol lowering drugs and other medications; (iii) the improving breadth of the CLIA waived tests that we offer our installed base; and (iv) our network of over 85 distributors. We expect that our competitors will compete actively to maintain and increase market share and will seek to develop multi-analyte tests that qualify for CLIA waiver.

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

•       LDX Analyzer.   The LDX Analyzer incorporates a variety of subassemblies and components designed or specified by us, including an optical element, microprocessors, circuit boards, a liquid crystal display and other electrical components. These components and subassemblies are manufactured by a variety of suppliers and are shipped to us for final assembly and quality assurance. Our manufacturing process for the LDX Analyzer consists primarily of assembly, testing, inspection and packaging. Testing consists of a burn-in period, functional tests and integrated system testing using specially produced test cassettes. Our manufacturing process complies with FDA Quality System Requirements, ISO 13485:2003, CMDCAS requirements and TÜV GS Mark guidelines. We believe we can expand our current LDX Analyzer manufacturing capacity as needed.

•       Cassettes.   We purchase chemicals, membranes, plastic parts and other raw materials from suppliers and convert these raw materials, using proprietary processes, into single-use test cassettes. We believe our proprietary processes and custom designed equipment are important components of our cassette manufacturing operations. We have developed core manufacturing technologies, processes and production machinery, including membrane lamination and welding, discrete membrane impregnation, on-line calibration and software control of the manufacturing process. The overall manufacturing process meets FDA Quality System Requirements and the European In-Vitro Diagnostic Directive, and Canadian CMDCAS requirements including in process and final quality assurance testing. All of our cassette production is currently on our high volume manufacturing line. We use a second manufacturing line for research and development purposes.

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

Patents and Proprietary Technology

We have 13 patents in the United States covering various technologies, including the method for separating HDL from other lipoproteins in a dry chemistry format, the basic design of the testing cassette and the LDX Analyzer and the method of correcting for the effects of substances that can interfere with testing of a blood sample that expire between 2009 and 2024. We have filed six additional patent applications in the United States and internationally under the Patent Cooperation Treaty and individual foreign applications. We are also the licensee of United States patents relating to the measurement of Lp(a) and a portion of our cassette technology.

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

In December 2003, Roche Diagnostics and the Company signed a settlement agreement and a license agreement which settled and dismissed all then existing patent litigation between us on a worldwide basis. As part of the settlement, we agreed to pay Roche an ongoing royalty and Roche granted an irrevocable, non-exclusive, worldwide license to us for its patents related to HDL cholesterol. In addition, the parties also agreed upon a mechanism for the resolution of future patent infringement disputes. Under the Roche license and settlement agreements, the Company is entitled to identify a design-around product that we believe does not require license payments to Roche — and the Company has done so. Roche can request arbitration on this issue, and they have taken the first steps to initiate such proceedings. If no agreement is reached, an arbitration will be commenced to determine whether license payments must be made for the design-around. If, upon the resolution of any dispute, it is ultimately determined that our new HDL cholesterol test cassette is covered by Roche’s patents, we will pay Roche the same ongoing royalty, as that agreed to under the Roche license and settlement agreements.

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

Our inability to protect our proprietary information could harm our business. Information regarding risks associated with failure to protect our proprietary technology and our intellectual property rights may be found on pages 17 through 28 of this Annual Report on Form 10-K under the heading “Risk Factors.”

Finally, we believe that certain trademarks of ours are valuable assets that are important to the marketing of our products. Many of these trademarks have been registered with the United States Patent and Trademark Office or internationally, as appropriate.

Government Regulation

Food and Drug Administration and Other Regulations

The manufacture and sale of our products are subject to regulation by numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies. Pursuant to the Food, Drug and Cosmetics Act of 1938, as amended (the “FDC Act”), the FDA regulates the clinical testing, manufacture, labeling, distribution and promotion of medical devices. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall including removal or correction of products, seizure of products, total or partial suspension of production, failure of the government to grant pre-market clearance or pre-market approval for devices and criminal prosecution.

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

Before a new device can be introduced into the market, the manufacturer must generally obtain marketing clearance through a pre-market notification under Section 510(k) of the FDC Act or a pre-market approval application under Section 515 of the FDC Act or be exempt from 510(k) requirements. Most Class I devices are exempt from 510(k) requirements. A 510(k) clearance typically will be granted if the submitted information establishes that the proposed device is “substantially equivalent” to a legally marketed Class I or II medical device or to a Class III medical device for which the FDA has not called for a pre-market approval. A 510(k) notification must contain information to support a claim of substantial equivalence, which may include laboratory test results or the results of clinical studies of the device in humans. Depending on the type of 510(k) submission filed, it generally takes from two to three months from the date of submission to obtain 510(k) clearance, but it may take longer. A “not substantially equivalent” determination by the FDA, or a request for additional information, could delay the market introduction of new products that fall into this category. For any devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect safety or effectiveness or constitute a major change in the intended use of the device will require new 510(k) submissions. We obtained 510(k) clearance before marketing the LDX Analyzer and all existing test cassettes in the United States.

In general, we intend to develop and market tests that will receive 510(k) clearance. However, if we cannot establish that a proposed test cassette is substantially equivalent to a legally marketed device, we will be required to seek pre-market approval of the proposed test cassette from the FDA through the submission of a pre-market approval application (PMA). If a future product were to require submission of this type of application, regulatory approval of such product would involve a much longer and more costly process than a 510(k) clearance. We do not believe that our products under development will require the submission of a pre-market approval application, which can be lengthy, expensive and uncertain. A FDA review of a pre-market approval application generally takes six months to one year from the date it is accepted for filing, but may take significantly longer.

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

The FDC Act regulates our quality control and manufacturing procedures by requiring us and our contract manufacturers to demonstrate compliance with quality systems regulations. The FDA monitors compliance with these requirements by requiring manufacturers to register with the FDA, which subjects them to periodic inspections. We were inspected by the FDA in 2003 as part of a routine quality system audit. The State of California also regulates and inspects our manufacturing facilities. We have been inspected twice by the State of California to date and are manufacturing under an issued medical device manufacturer’s facility license from the State of California. If any violations of our applicable regulations are noted during a FDA, European Notified Body or State of California inspection of our manufacturing facilities or those of our contract manufacturers, the continued marketing of our products could be materially adversely affected.

The European Union (“EU”) has promulgated rules that require that devices such as ours receive the right to affix the CE mark, a symbol of adherence to applicable EU directives. Our products sold in the EU have been CE Marked through Annex III of 98/79/EC of the European Parliament and of the Council on in-vitro diagnostic medical devices. While we intend to satisfy the requisite policies and procedures that will permit us to continue to affix the CE mark to our products in the future, there can be no assurance that we will be successful in meeting EU certification requirements. Failure to receive the right to affix the CE mark may prohibit us from selling our products in EU member countries and could have a material adverse effect on our business, financial condition and results of operations.

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

Employees

As of March 30, 2007, we employed 216 full-time associates. There were 90 employees in manufacturing, 61 employees in sales and marketing, 39 employees in administration and 26 employees in research and development. None of our associates are covered by a collective bargaining agreement, and management considers relations with employees to be excellent. We also occasionally utilize the services of temporary and contract employees.

Executive Officers

The names, ages and positions of our current executive officers are as follows:

Name	Age	Position
Warren E. Pinckert II	63	President, Chief Executive Officer and Director
John F. Glenn	45	Vice President of Finance, Chief Financial Officer, Treasurer and Secretary
Gregory L. Bennett	45	Vice President of Development
Barbara T. McAleer	49	Vice President of Quality Assurance and Regulatory Affairs
Kenneth F. Miller	51	Vice President of Sales and Marketing
Terry L. Wassmann	60	Vice President of Human Resources
Donald P. Wood	55	Vice President of Operations

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

John F. Glenn has served as our Vice President of Finance, Chief Financial Officer, Treasurer and Secretary since October 2004. Before joining Cholestech, Mr. Glenn was Vice President of Finance and Chief Financial Officer at Invivo Corporation, a provider of monitoring systems for patients in medical settings, from 1990 to 2004. Invivo was sold to Intermagnetics General Corporation in January 2004. Mr. Glenn holds a Bachelor of Science degree in Business Administration from the University of Nevada and a Masters of Business Administration from the University of Santa Clara.

Mr. Gregory L. Bennett has served as our Vice President, Development since December 2005. From November 2003 to December 2005, he served as our Director of Engineering, in charge of Process Engineering, Quality Control, Facilities, Product Transfer and Manufacturing Engineering. Prior to joining Cholestech, Mr. Bennett was Director of Process Development Engineering for LifeScan Inc., a Johnson & Johnson company. Before this position, Mr. Bennett held a variety of engineering leadership positions in both Operations and R&D at LifeScan, where he spent 12 years. Prior to LifeScan, Mr. Bennett held several engineering positions with Pechiney where he worked for seven years. Mr. Bennett holds a Bachelor of Science degree in Mechanical Engineering from the University of Wisconsin—Madison.

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

The Company has adopted a code of ethics, which is part of our Code of Business Conduct and Ethics that applies to all of our directors, officers and associates of the Company. In addition, the Company has also adopted a Code of Ethics for Principal Executive and Senior Financial Officers. These Codes of Ethics are posted on the Company’s website.

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

Risks related to the pending merger between Inverness and the Company.

In June 2007, we announced that we had signed a definitive merger agreement with Inverness pursuant to which Inverness would acquire the Company, in a stock-for-stock merger. The merger is expected to close in the fall of 2007, subject to the satisfaction of customary closing conditions, including the receipt of regulatory and Cholestech shareholder approvals to the merger. There can be no assurance that all of these conditions will be satisfied. If these conditions are not satisfied or waived, we may be unable to complete the merger.

Upon completion of the merger, Inverness will exchange 0.43642 shares of Inverness common stock for each outstanding share of the Company common stock, despite any changes in the market value of either common stock. Accordingly, the specific dollar value of Inverness common stock the Company’s shareholders will receive upon completion of the merger will depend on the Inverness market value of the common stock at the time of completion of the merger. You should note that the Company and Inverness’ stock prices have historically been very volatile and that the value of the Inverness common stock the Company’s shareholders will receive in the merger may decline prior to or after the merger.

As is typical with change of control transactions, Cholestech employees may experience uncertainty about their future role with the combined company. These employees may leave the Company prior to or after the closing of the merger. This may adversely affect the Company’s ability to attract and retain key management, sales, marketing, technical and other personnel, pending the closing of the merger. Similarly, Cholestech’s customers may, in response to the announcement of the merger, delay or defer purchasing decisions. Any delay or deferral in purchasing decisions by the Company’s customers could harm the business of the Company in the short-term, and the combined company in the long-term.

If the merger is not completed, the price of the Company common stock may decline to the extent that the current market price of the Company reflects a market assumption that the merger will be completed. The management team would have been distracted from running the business and the Company will incur significant costs related to the merger, such as legal, accounting and some of the fees and expenses of their financial advisors, some of which costs must be paid even if the merger is not completed.

Although the Company and Inverness intend that the merger will result in benefits to the combined company, those benefits may not be realized. The integration of the companies will be a complex, time consuming and expensive process and may disrupt the companies’ businesses, if not completed in an efficient manner.  Failure to realize the expected benefits and/or disruption to the Company’s business could materially harm the business and operating results of the combined company.

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

Our business depends on our ability to protect our proprietary technology through patents and other means and to operate without infringing the proprietary rights of others

Our success depends in part on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing the proprietary rights of others. We have thirteen United States patents, one German patent and have filed patent applications relating to our technology internationally under the Patent Cooperation Treaty and individual foreign patent applications. The risks of relying on the proprietary nature of our technology include:

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

For example, in December 2003, we entered into a settlement agreement and license agreement with Roche, which settled all existing patent litigation between the parties on a worldwide basis. As a part of the settlement, we pay Roche an ongoing royalty and Roche granted an irrevocable, non-exclusive, worldwide license to us for its patents related to HDL cholesterol. In addition, the parties also agreed upon a mechanism for the resolution of future patent infringement disputes. Under the Roche license and settlement agreements, Cholestech is entitled to identify a design-around product that we believe does not require payment to Roche, and we have done so. Roche can request arbitration on this issue, and they have taken the first steps to initiate such proceedings. If no agreement is reached, an arbitration will be commended to determine whether license payments must be made for the design-around. If, upon the resolution of any such dispute, it is ultimately determined that our new HDL cholesterol test cassette is covered by Roche’s patents, we will pay Roche the same ongoing royalty, as that agreed to under the Roche license and settlement agreements.

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

We may be unable to effectively compete against other providers of diagnostic products, which could cause our sales to decline

The market for diagnostic products in which we operate is intensely competitive. Our business is based on the sale of diagnostic products that physicians and other healthcare providers can administer in their own facilities without sending samples to laboratories. Thus, our competition consists primarily of clinical reference laboratories and hospital-based laboratories that use automated testing systems, as well as manufacturers of other rapid diagnostic tests. To achieve and maintain market acceptance for the LDX System, we must demonstrate that the LDX System is a cost effective and time saving alternative to other rapid diagnostic tests, as well as to clinical and hospital laboratories. Even if we can demonstrate that our products are more cost effective and save time, physicians and other healthcare providers may resist changing their established source of such tests. The LDX System may be unable to compete with these other testing services and analyzers. In addition, companies with a significant presence in the market for clinical diagnostics, such as Abbott Laboratories, Bayer Diagnostics, Beckman Coulter, Inc. and Roche Diagnostics (a subsidiary of Roche Holdings, Ltd.) have developed or are developing analyzers designed for point of care testing. These competitors have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than us. These competitors also offer broader product lines than us, have greater name recognition than us and offer discounts as a competitive tactic. In addition, several smaller companies are currently making or developing products that compete or will compete with ours. We may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully in the future. Even if we do have such resources and capabilities, we may not employ them successfully.

Our LDX System, including the LDX Analyzer and single use test cassettes, currently accounts for substantially all of the revenue of our business. If this revenue does not grow, our overall business will be severely harmed. For us to increase revenue, sustain profitability and maintain positive cash flows from operations, the LDX System must continue to and begin to gain market acceptance among healthcare providers, particularly physician office laboratories. We have made only limited sales of the LDX System to physician office laboratories to date relative to the size of the available market. Factors that could prevent broad market acceptance of the LDX System include:

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

If our LDX System does not achieve broader market acceptance, our business will not grow. Even if we are successful in continuing to place our LDX Analyzer at physician office laboratories and other near-patient testing sites, there can be no assurance that placement of these products will result in sustained demand for our single use test cassettes.

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

As a result of these many hurdles to achieving broad market acceptance for the LDX System, demand may not be sufficient to sustain revenue and profits from operations. Because the LDX System currently contributes the vast majority of our revenue, we could be required to cease operations if the LDX System does not achieve and maintain a significant level of market acceptance.

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

Our future results could be harmed by economic, political, regulatory and other risks associated with international sales

Historically, a significant portion of our total revenue has been generated outside of the United States. International revenue as a percentage of our total revenue was approximately 13% in fiscal year 2007 and 2006, and approximately 14% in fiscal year 2005. We anticipate that international revenue will continue to represent a significant portion of our total revenue in the future. Our revenue is generally denominated in United States dollars; however, a strengthening of the dollar could make our products less competitive in foreign markets and, as a result, our future revenue from international operations may be unpredictable. We make foreign currency denominated purchases related to our GDX System in the United Kingdom. This exposes us to risks associated with currency exchange fluctuations.

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

We rely on a limited number of customers for a substantial part of our revenue

Sales to a limited number of customers have accounted for a significant portion of our revenue in each fiscal period. We expect that sales to a limited number of customers will continue to account for a substantial portion of our total revenue in future periods. Our top ten customers comprised approximately 65% of our revenue in fiscal year 2007. In fiscal year 2007, Physicians Sales and Service accounted for approximately 21% of our total revenue, Henry Schein Inc. accounted for approximately 10% and McKesson Medical Surgical accounted for approximately 8% of our total revenue. In fiscal year 2006, Physicians Sales and Service accounted for approximately 22% of our total revenue, Henry Schein Inc. accounted for approximately 11% and McKesson Medical Surgical accounted for approximately 7% of our total revenue. In fiscal year 2005, Physicians Sales and Service accounted for approximately 24% of our total revenue, Henry Schein Inc. accounted for approximately 9% and McKesson Medical Surgical accounted for approximately 7% of our total revenue. We have experienced periods in which sales to some of our major customers, as a percentage of total revenue, have fluctuated due to delays or failures to place expected orders. We do not have long-term agreements with any of our customers, who generally purchase our products pursuant to cancelable short-term purchase orders. If we were to lose a major customer or if orders by or shipments to a major customer were to otherwise decrease or be delayed, our operating results would be harmed.

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

We expect to continue to incur significant expenses and to devote significant resources to Section 404 compliance on an ongoing basis. In addition, it is difficult for us to predict how long it will take to complete the assessment of the effectiveness of our internal control over financial reporting each year and we may not be able to complete the process on a timely basis. In the event that internal controls over financial reporting are not effective as defined under Section 404, we cannot predict how regulators will react or how the market prices of our shares will be affected. In addition, if we fail to maintain an effective system of internal control or if we were to discover material weaknesses in our internal control systems, we may be unable to produce reliable financial reports or prevent fraud and it could harm our results of operations and financial condition.

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

In addition, any future amendment or addition to regulations impacting our products could prevent us from marketing the LDX System and the GDX System. Regulatory changes could hurt our business by increasing burdens on our products or by reducing or eliminating certain competitive advantages of the LDX System’s and the GDX System’s waived status. Food and Drug Administration clearance or approval of products such as ours can be obtained by either of two processes:

•       the 510(k) pre-market notification process, which generally takes from two to four months but may take longer; and

•       the pre-market approval process (PMA), which is a longer and more costly process than a 510(k) clearance process, involves the submission of extensive supporting data and clinical information and generally takes six months to a year but may take significantly longer.

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

We may face fines or our manufacturing facilities could be closed if we fail to comply with manufacturing and environmental regulations

Our manufacturing processes and, in certain instances, those of our contract manufacturers, are subject to stringent federal, state and local regulations governing the use, generation, manufacture, storage, handling and disposal of certain materials and wastes. Failure to comply with present or future regulations could result in many things, including warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of approvals and criminal prosecution. Any of these developments could harm our business. We and our contract manufacturers are also subject to federal, state and foreign regulations regarding the manufacture of healthcare products and diagnostic devices, including:

•       ISO 13485:2003 requirements, which is an industry standard for maintaining and assuring conformance to quality management systems; and

•       Canadian Medical Devices Conformity Assessment System (CMDCAS), which implements Canadian regulations requiring medical devices be designed and manufactured under a registered quality management system.

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

Our stock price has been highly volatile and is likely to continue to be volatile, which could result in substantial losses for investors

The market price of our common stock has in the past been, and in the future is likely to be, highly volatile. For example, between April 1, 2006 and March 30, 2007, the price of our common stock, as reported on the NASDAQ Stock Market LLC, has ranged from a low of $10.67 to a high of $19.35. These fluctuations could result in substantial losses for investors. Our stock price may fluctuate for a number of reasons including:

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

ITEM 1B:      UNRESOLVED STAFF COMMENTS

None

ITEM 2:               PROPERTIES

Our offices are located in an approximately 69,000 square foot leased facility in Hayward, California. Our facilities contain approximately 17,000 square feet of warehouse space, 7,000 square feet of manufacturing space, 5,000 square feet of laboratory space and the balance devoted to marketing and administrative and common areas. Our lease pertaining to this facility expires in April 1, 2017. We expect that our current leased facilities will be sufficient for our needs over the next 12 months.

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

Euromedix filed a request for a procedural calendar in the case pending before the Commercial Court of Leuven regarding the termination of the business relationship on July 11, 2002. On December 13, 2005, the Commercial Court of Leuven decided in an interim decision that the termination of the relationship is not governed by Belgian law, but Californian law and allowed the parties to file further submissions in order to substantiate the claims under Californian law. Euromedix has appealed the ruling of the Commercial Court of Leuven and the appeal will be initiated at a hearing on September 21, 2007 before the First Chamber of the Court of Appeal of Brussels.

ITEM 4:               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5:               MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the NASDAQ Stock Market LLC under the symbol “CTEC.” On March 30, 2007, the last reported sale price for our common stock on the NASDAQ Stock Market LLC was $17.24 per share. The following table sets forth the quarterly high and low trading prices for our common stock as reported by the NASDAQ Stock Market LLC for the periods indicated.

	High	Low
FISCAL YEAR 2006
First Quarter	$11.71	$7.95
Second Quarter	11.89	9.47
Third Quarter	11.00	7.99
Fourth Quarter	13.19	9.29
FISCAL YEAR 2007
First Quarter	$14.11	$12.09
Second Quarter	13.02	10.67
Third Quarter	19.00	12.16
Fourth Quarter	19.35	15.97

As of March 30, 2007, there were 15,564,749 shares of our common stock issued and outstanding and held by approximately 124 holders of record. We estimate that there are approximately 5,500 beneficial owners of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plans

The information required by this item regarding equity compensation plans is incorporated by reference under the section entitled Equity Compensation Plan Information contained in our proxy statement for our 2007 annual meeting of shareholders.

Stock Performance Graph

Notwithstanding any statement to the contrary in any of our previous filings with the SEC, the following information relating to the price performance of our Common Stock shall not be deemed “filed” with the SEC or “Soliciting Material” under the Securities Exchange Act of 1934, as amended, or subject to Regulation 14A or 14C, or to liabilities of Section 18 of the Exchange Act except to the extent we specifically request that such information be treated as soliciting material or to the extent we specifically incorporate this information by reference.

The graph below matches Cholestech Corporation’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Medical Equipment index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from 3/31/2002 to 3/31/2007.

	3/02	3/03	3/04	3/05	3/06	3/07
Cholestech Corporation	100.00	45.55	49.25	56.41	72.92	96.48
NASDAQ Composite	100.00	71.63	109.32	109.98	131.49	138.22
NASDAQ Medical Equipment	100.00	91.68	140.11	147.32	180.00	188.44

The stock price performance included in this graph is not necessarily indicative of future stock price performance

ITEM 6:               SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The following selected statement of operations data for the fiscal years ended March 30, 2007, March 31, 2006, and March 25, 2005 and the selected balance sheet data as of March 30, 2007 and March 31, 2006 are derived from, and qualified by reference to, the audited financial statements included elsewhere in this Annual Report on Form 10-K. The selected statement of operations data for the fiscal year ended March 26, 2004 and March 28, 2003 and the balance sheet data as of March 25, 2005, March 26, 2004 and March 28, 2003 have been derived from our audited financial statements not included in this Annual Report. These historical results are not necessarily indicative of the results of operations to be expected from any future period.

	Year Ended March 31,(1)
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$69,526	$64,093	$52,877	$52,376	$48,541
Cost of revenue	23,042	23,902	21,390	23,180	20,424
Gross profit	46,484	40,191	31,487	29,196	28,117
Operating expenses:
Sales and marketing	14,785	13,036	11,494	12,654	11,737
Research and development	6,280	7,553	4,252	3,159	2,722
General and administrative	13,718	11,230	9,864	8,153	7,008
Other operating costs	—	—	—	250	—
Litigation and other related	—	—	—	7,786	307
Total operating expenses	34,783	31,819	25,610	32,002	21,774
Income (loss) from operations	11,701	8,372	5,877	(2,806)	6,343
Interest and other income, net	2,158	923	243	334	438
Income (loss) before taxes	13,859	9,295	6,120	(2,472)	6,781
Provision (benefit) for income taxes(2)	4,453	3,661	1,972	(11,179)	(3,934)
Income from continuing operations	9,406	5,634	4,148	8,707	10,715
Loss from discontinued operations	—	—	—	—	(1,377)
Loss from sale of discontinued operations	—	—	—	—	(4,445)
Net income	$9,406	$5,634	$4,148	$8,707	$4,893
Income from continuing operations per share:
Basic	$0.62	$0.38	$0.29	$0.63	$0.79
Diluted	$0.61	$0.38	$0.29	$0.61	$0.76
Loss from discontinued operations per share:
Basic	$0.00	$0.00	$0.00	$0.00	$(0.43)
Diluted	$0.00	$0.00	$0.00	$0.00	$(0.41)
Net income per share:
Basic	$0.62	$0.38	$0.29	$0.63	$0.36
Diluted	$0.61	$0.38	$0.29	$0.61	$0.35
Shares used to compute net income per share(3):
Basic	15,106	14,687	14,295	13,922	13,551
Diluted	15,468	15,013	14,472	14,235	14,077

	Year Ended March 31,(1)
	2007	2006	2005	2004	2003
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities and long term marketable securities	$62,452	$42,676	$33,468	$23,602	$26,081
Working capital	63,025	37,290	33,578	23,986	22,579
Total assets	100,701	80,702	74,121	63,230	52,012
Accumulated deficit	(9,692)	(19,098)	(24,732)	(28,880)	(37,587)
Shareholders’ equity	94,215	74,132	66,592	57,278	44,728

(1)          Our fiscal year is a 52-53 week period ending on the last Friday in March. Fiscal year 2007 referenced in this Annual Report on From 10-K consisted of 52 weeks. Fiscal year 2006 consisted of 53 weeks and fiscal years 2005, 2004 and 2003 referenced in this Annual Report on Form 10-K consisted of 52 weeks. For convenience, we have indicated in this Annual Report on Form 10-K that our fiscal year ends on March 31 and refer to the fiscal year ending March 30, 2007 as fiscal year 2007, March 31, 2006 as fiscal year 2006, March 25, 2005 as fiscal year 2005, March 26, 2004 as fiscal year 2004, and the fiscal year ending March 28, 2003 as fiscal year 2003.

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

Item 7.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management’s discussion and analysis of financial condition and results of operation, or MD&A, is provided as a supplement to the accompanying financial statements and footnotes contained in Item 15 of this report and provides an understanding of our results of operation, financial condition and changes in financial condition. This discussion contains forward-looking statements. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s results, levels of activity, performance or achievement to be materially different from any future results, levels of activity, performance or achievements expressed or implied in or contemplated by the forward-looking statements. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of selected factors, including those set forth in “Item 1A: Risk Factors” beginning on page 20 in this document. MD&A is organized as follows:

•       Overview.   This section provides a general description and recent history of our business.

•       Results of operations.   This section provides our analysis and outlook for the significant line items on our statements of operations.

•       Liquidity and capital resources.   This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of March 30, 2007.

•       Critical accounting policies and estimates.   This section discusses those accounting policies that both are considered important to our financial condition and results of operations, and require us to exercise subjective or complex judgments in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 1 to our financial statements.

•       Recent accounting pronouncements.   This section describes the issuance and effects of new accounting pronouncements.

Overview

We are a medical device company that develops, manufactures and markets products that perform diagnostic testing at sites outside of traditional hospital and clinical laboratories to assist in the assessment of the risk of heart disease, diabetes and certain liver diseases and in the monitoring of therapy to treat those diseases. Our products are sold worldwide. Our primary market is the physician laboratory market, which consists of approximately 106,000 sites that are registered with the Centers for Medicare & Medicaid Services (“CMS”), approximately 54,000 of which are registered to perform only tests that have been waived under CLIA.

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

Recent Developments

On June 4, 2007, Cholestech, Inverness Medical Innovations, Inc., a Delaware corporation (“Inverness”), and Iris Merger Sub, Inc., a California corporation and wholly owned subsidiary of

Inverness (“Merger Sub”), entered into an Agreement and Plan of Reorganization (the “Merger Agreement”), pursuant to which Cholestech and Inverness will combine their businesses through a merger of Cholestech and Merger Sub (the “Merger”). The completion of the Merger is subject to various closing conditions, including obtaining the approval of Cholestech shareholders and receiving antitrust approvals (including under the Hart-Scott-Rodino Antitrust Improvements Act). The Merger is intended to qualify as a reorganization for federal income tax purposes.

At the effective time of the Merger (the “Effective Time”), by virtue of the Merger and without any action on the part of the holder of any capital stock of Cholestech, each share of common stock of Cholestech issued and outstanding immediately prior to the Effective Time will be converted into the right to receive 0.43642 (the “Exchange Ratio”) of a share of common stock of Inverness (each full share, an “Inverness Share”).

In the Merger, each option to purchase shares of Cholestech common stock granted under employee and director stock plans of Cholestech that is outstanding as of immediately prior to the Effective Time, whether vested or unvested, shall be converted into a right to acquire Inverness Shares on the same terms and conditions as were applicable to such option prior to the Effective Time, provided that the number of Inverness Shares receivable and the exercise price of the option shall be adjusted to reflect the Exchange Ratio. All other Cholestech equity-based awards outstanding as of the Effective Time will remain in effect but will be denominated in Inverness Shares, with applicable adjustments to reflect the Exchange Ratio.

The Boards of Directors of Cholestech and Inverness have approved the Merger and the Merger Agreement.

Results of Operations

Comparison of Fiscal Years Ended March 30, 2007 and March 31, 2006

	Fiscal Year Ended
	March 30, 2007		March 31, 2006		Amount of	Percentage
		% of		% of	Increase	Increase
	Amount	Revenue	Amount	Revenue	(Decrease)	(Decrease)
Revenue	$69,526	100%	$64,093	100%	$5,433	8%
Cost of revenue	23,042	33	23,902	37	(860)	(4)
Gross profit	46,484	67	40,191	63	6,293	16
Operating expenses
Sales and marketing	14,785	21	13,036	20	1,749	13
Research and development	6,280	9	7,553	12	(1,273)	(17)
General and administrative	13,718	20	11,230	18	2,488	22
Total operating expenses	34,783	50	31,819	50	2,964	9
Income from operations	11,701	17	8,372	13	3,329	40
Interest and other income, net	2,158	3	923	1	1,235	134
Provision for income taxes	4,453	6	3,661	6	792	22
Net income	$9,406	14%	$5,634	9%	$3,772	67%

Revenue.   Our total revenue increased 8% to $69.5 million in fiscal year 2007 from $64.1 million in fiscal year 2006 due primarily to increased sales of single-use test cassettes which increased $5.5 million, or 10% to $59.4 million from $53.9 million. In addition, revenue for our LDX analyzer increased $299,000, or 9% to $3.5 million in fiscal year 2007 from $3.2 in fiscal year 2006, as our strong international sales of the LDX analyzer were offset by a decrease in domestic analyzer sales. Revenue for our GDX analyzer and related single-use test cartridges and accessories decreased $416,000, or 6% in fiscal year 2007. The decline in GDX and related product revenue related to our continued focus on our core LDX business.

Domestic revenue for fiscal year 2007 increased $4.1 million, or 8% to $60.2 million from $56.1 million in fiscal year 2006. Most of the increase in domestic revenue related to revenue from single-use test cassettes which increased $4.6 million, or 10%, to $52.5 million for fiscal year 2007 from $47.9 million for fiscal year 2006. Revenue for the LDX analyzer decreased $186,000, or 7%, to $2.3 million for fiscal year 2007 from $2.5 million for fiscal year 2006. We expect domestic LDX related revenue for fiscal year 2008 to increase due to the release of new test cassettes and increased testing on our expanding installed base. Additionally, domestic revenue for our GDX analyzer and related single-use test cartridges decreased $136,000, or 10%, to $1.2 million for fiscal year 2007 from $1.3 million for fiscal year 2006. The decline in GDX and related product revenue related to our decision to de-emphasize those products in order to focus on our core LDX business.

International revenue increased $1.3 million, or 16%, to $9.3 million in fiscal year 2007 from $8.0 million in fiscal year 2006. International revenue is primarily related to pharmaceutical promotional programs which tend to occur in irregular patterns and are difficult to forecast. Most of the revenue increase resulted from single-use test cassettes which increased $891,000, or 15%, to $6.9 million in fiscal year 2007 from $6.0 million in fiscal year 2006. Additionally, international revenue for our LDX Analyzer increased $485,000, or 66%, to $1.2 million in fiscal year 2007 from $736,000 in fiscal year 2006. The increases were offset by a decrease in accessories of $158,000, or 18%, to $699,000 in fiscal year 2007 from $857,000 in fiscal year 2006.

Cost of Revenue.   Cost of revenue includes direct labor, direct material, overhead and royalties. Our cost of revenue decreased 4% to $23.0 million for fiscal year 2007 from $23.9 million for fiscal year 2006. As a percentage of revenue, the gross margins were 67% and 63% for fiscal year 2007 and fiscal year 2006, respectively. The improvement in gross margin related to higher average selling prices and the continued shift in product mix toward single-use cassettes, which are our highest margin products. In addition, continued efficiencies in the manufacturing process and the expiration of a royalty agreement in March 2006 which previously required us to pay a royalty of 2% on net sales of single-use test cassettes have contributed to the margin increase. The increase was offset by $492,000 in stock-based compensation expense recognized in accordance with SFAS 123(R). During fiscal year 2008, we anticipate factory spending will continue to increase at a rate lower than the increase in unit production as we continue to improve manufacturing efficiency through increased production and cost control.

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

Operating Expenses

Sales and Marketing.   Sales and marketing expenses include salaries, commissions, bonuses, expenses for outside services, marketing programs and travel expenses. Sales and marketing expenses increased $1.7 million, or 13%, to $14.8 million for fiscal year 2007 from $13.0 million for fiscal year 2006. The increase is mainly attributable to $558,000 increased compensation related expenses due to higher headcount and $632,000 in stock-based compensation recognized in accordance with SFAS 123(R). Additionally, travel expenses, marketing expenses and consulting fees of $487,000 contributed to the overall increase during fiscal year 2007. As a percent of total revenue, sales and marketing expenses were 21% and 20% for fiscal year 2007 and 2006, respectively. We expect that our sales and marketing expenses will remain consistent as a percentage of revenue in fiscal year 2008.

Research and Development.   Research and development expenses include salaries, bonuses, professional consulting service expenses, supplies and depreciation of capital equipment. Research and development expenses decreased $1.3 million, or 17%, to $6.3 million for fiscal year 2007 from $7.6 million for fiscal year 2006. The decrease was mainly attributable to $2.5 million of costs related to the Boule transaction in the prior year. The decrease was offset by increased spending related to laboratory supplies costs, which consists of cassettes used for testing and chemicals, which increased $513,000 primarily due to the impending launch of our Lipid/ALT test cassette. Compensation related expenses increased $341,000 due to higher headcount and $230,000 in stock-based compensation recognized in accordance with SFAS 123(R). Additionally, consulting fees of $193,000 contributed to the increase during fiscal year 2007. As a percent of total revenue, research and development expenses were 9% and 12% for fiscal year 2007 and 2006, respectively. We expect that our research and development expenses will remain consistent as a percentage of revenue in fiscal year 2008.

General and Administrative.   General and administrative expenses include compensation, benefits and expenses for outside professional services, including information services, legal and accounting. General and administrative expenses increased $2.5 million, or 22%, to $13.7 million for fiscal year 2007 from $11.2 million for fiscal year 2006. Compensation related expenses increased $2.0 million mainly due to $1.6 million in stock-based compensation recognized in accordance with SFAS 123(R). Additionally, legal expenses and consulting fees of $534,000 contributed to the overall increase during fiscal year 2007. As a percent of total revenue, general and administrative expenses were 20% and 18% for fiscal year 2007 and fiscal year 2006, respectively. We expect that our general and administrative expenses will decrease slightly as a percentage of revenue in fiscal year 2008.

Interest and Other Income, Net.   Interest income and other income, reflects income from the investment of cash balances and marketable securities, net of expenses. Interest income increased 134% to $2.2 million in fiscal year 2007 from $923,000 in fiscal 2006. The increase was primarily attributable to an increase in cash and marketable securities and an increase in interest rates during fiscal year 2007.

Income Taxes.   For fiscal year 2007, we recorded a provision for income taxes of $4.5 million for an effective tax rate of 32.1%. The effective tax rate represents the federal tax at the statutory rate and the average statutory rate for all jurisdictions in which we are subject to income tax. In addition, the effective tax rate in fiscal year 2007 was positively impacted by the completion of a research tax credit study that resulted in the recognition of an additional $304,000 in tax credits and a $348,000 increase in the deferred tax asset as a result of the change in the applicable federal statutory rate. The effective tax rate was 39.4% in fiscal year 2006. We expect to use net operating loss carryforwards (“NOL”) and other tax carryforwards to the extent taxable income is earned in fiscal year 2008 and beyond. As of March 30, 2007, we had NOL carryforwards of $20.6 million available to reduce future taxable income for federal income tax purposes.

Comparison of Fiscal Years Ended March 31, 2006 and March 25, 2005

	Fiscal Year Ended
	March 31, 2006		March 25, 2005		Amount of	Percentage
		% of		% of	Increase	Increase
	Amount	Sales	Amount	Sales	(Decrease)	(Decrease)
Revenue	$64,093	100%	$52,877	100%	$11,216	21%
Cost of revenue	23,902	37	21,390	40	2,512	12
Gross profit	40,191	63	31,487	60	8,704	28
Operating expenses
Sales and marketing	13,036	20	11,494	22	1,542	13
Research and development	7,553	12	4,252	8	3,301	78
General and administrative	11,230	18	9,864	18	1,366	14
Total operating expenses	31,819	50	25,610	48	6,209	24
Income from operations	8,372	13	5,877	12	2,495	42
Interest and other income, net	923	1	243	—	680	280
Provision for income taxes	3,661	6	1,972	4	1,690	86
Net income	$5,634	9%	$4,148	8%	$1,486	36%

Revenue.   Our total revenue increased 21% to $64.1 million in fiscal year 2006 from $52.9 million in fiscal year 2005 due primarily to increased sales of single-use test cassettes. In addition, revenue for our LDX analyzer remained relatively consistent with fiscal year 2005, as our strong domestic sales of the LDX analyzer were offset by a decrease in international analyzer sales. Revenue for our GDX analyzer and related single-use test cartridges decreased 6% in fiscal year 2006. The decline in GDX and related product revenue related to our continued focus on our core LDX business.

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

Cost of Revenue.   Cost of revenue includes direct labor, direct material, overhead and royalties. Our cost of revenue increased 12% to $23.9 million for fiscal year 2006 from $21.4 million for fiscal year 2005. The increase in cost of revenue related primarily to additional products shipped in support of the 21% increase in revenue during fiscal year 2006 over the prior fiscal year. As a percentage of sales, the gross margins were 63% and 60% for fiscal year 2006 and fiscal year 2005, respectively. The improvement in gross margin related to higher average selling prices and the continued shift in product mix toward single-use cassettes, which are our highest margin products. In addition, continued efficiencies in the manufacturing process contributed to the margin increase.

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

General and Administrative.   General and administrative expenses include compensation, benefits and expenses for outside professional services, including information services, legal and accounting. General and administrative expenses increased $1.4 million, or 14%, to $11.2 million for fiscal year 2006 from $9.9 million for fiscal year 2005. The increase resulted from higher compensation related to achievement of management goals and increased headcount. As a percent of total revenue, general and administrative expenses were 18% for both fiscal year 2006 and fiscal year 2005.

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

Liquidity and Capital Resources

Cash flow information for the two years ended March 30, 2007 and March 31, 2006 was as follows (in thousands):

	Mar 30, 2007	Mar 31, 2006
Cash, cash equivalents, and marketable securities	$62,452	$42,676
Net cash provided by operating activities	13,042	10,718
Net cash used in investing activities	(21,766)	(9,478)
Net cash provided by financing activities	8,124	1,617
Net increase (decrease) in cash and cash equivalents	$(600)	$2,857

We have financed our operations primarily through the sale of equity securities, including employee stock option exercises, and net cash provided by operations. In fiscal year 2007, net proceeds from the issuance of common stock relating to the exercise of employee stock options were a significant component of our liquidity. In addition, we have available a $4.0 million revolving bank line of credit agreement which was renewed in September 2005 and will expire in September 2008. While the agreement is in effect, we are required to deposit assets with a collective value, as defined in the line of credit agreement, equivalent to no less than 100% of the outstanding principal balance. Amounts outstanding under the line of credit bear interest at either our choice of 0.5% below the bank’s prime rate or 1.00% above the LIBOR rate, depending on the payment schedule. We have no outstanding borrowings under this line of credit at March 30, 2007. As a result, there were no limitations on our deposited assets.

Cash Provided by Operating Activities.   The net cash provided by operations increased $2.3 million to $13.0 million for fiscal year 2007. Net cash provided by operations was primarily attributable to net income of $9.4 million and $7.4 million of non-cash adjustments, including depreciation, stock-based compensation, tax benefits from exercise of share-based payment awards, excess tax benefits from share-based compensation and deferred taxes. In addition, inventories increased $1.6 million and accounts receivable, prepaid expenses and other current and long-term assets increased $2 million.

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

Cash Used in Investing Activities.   Investing activities resulted in the net use of $21.8 million of cash during fiscal year 2007. Spending on additional manufacturing and computer equipment, facilities improvements and software accounted for $1.5 million of capital expenditures. Net purchases of marketable securities during the year used an additional $20.3 million in cash. During fiscal year 2008, we intend to invest approximately $4.0 million in capital purchases of manufacturing equipment, office and computer equipment and leasehold improvements.

Investing activities resulted in the net use of $9.5 million of cash during fiscal year 2006. Spending on additional manufacturing and computer equipment, facilities improvements and software accounted for $2.6 million of capital expenditures, as well as an additional $500,000 for a license fee. Net purchases of marketable securities during the year used an additional $6.4 million in cash.

Cash Provided by Financing Activities.   Cash provided by financing activities for fiscal years 2007 and 2006, relate to the issuance of common stock pursuant to the employee stock incentive and employee stock purchase plans. During fiscal years 2007 and 2006 we raised $8.1 million and $1.6 million, respectively, from the two programs. The amount raised in the future will depend on the market value of our common stock, the prices of the incentive options and the purchase price relating to the employee stock purchase plan.

Contractual Obligations

The following summarizes our contractual obligations as of March 30, 2007, and the effect such obligations are expected to have on our liquidity and cash flow in future periods is (in thousands):

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Operating lease obligations(1)	$570	$1,197	$1,272	$3,567	$6,606
Purchase obligations	49	16	—	—	65
Total	$619	$1,213	$1,272	$3,567	$6,671

(1)          This represents the minimum payments due under lease obligations.

We expect that cash generated from our projected revenue, existing cash, cash equivalents and marketable securities and proceeds from the exercise of employee stock options will enable us to maintain our current and planned core operations for at least the next 12 months. Excluding the Roche settlement in fiscal year 2004, we have achieved positive net cash provided by operations for fiscal years 2001 through 2007, and we expect to continue to generate cash from operations for the foreseeable future.

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

Critical Accounting Policies and Estimates

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

Revenue Recognition

We recognize revenue from product sales when there is pervasive evidence that an arrangement exists, title has transferred to our customers, the price is fixed and determinable and collection is reasonably assured. Provisions for discounts to customers, returns and other adjustments are recorded as a reduction of revenue and provided for in the same period that the related product sales are recorded based upon analyses of historical discounts and returns. We recognize revenue associated with services upon completion of the services to be performed under contract when all obligations are satisfied, and collection is reasonably assured. Generally terms of sale are FOB shipping point and revenue recognition at time of shipment. When the terms of sale are FOB receiving point, assuming that all other revenue recognition criteria have been met, revenue is recognized when the products have reached the destination point.

We offer an early payment discount to qualified customers.

We maintain a warranty allowance for the estimated amount of repairs or replacement cost of all products which are found to be defective. Provisions for warranty are provided for in the same period that the related product sales are recorded. The amount of allowance is based upon analyses of historical repairs and replacements, known improvements in design or changes in reliability.

We maintain an allowance for doubtful accounts based primarily on analysis of historical trends and experience. We review its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility.

Shipping and handling charges are invoiced to customers based on the amount of products sold. Shipping and handling fees are recorded at the time of revenue recognition, and are included in revenue.

We will from time to time provide free goods to customers as samples for the purpose of motivating end users who may be potential long-term users of the Company’s products. In addition, on occasion the Company provides free goods to customers as part of a revenue transaction as an incentive. The cost of free goods associated with revenue transactions is charged to cost of revenue.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts based primarily on analysis of historical trends and experience. We review the allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which could adversely affect our operating results. The allowance for doubtful accounts was $216,000 and $198,000 as of March 30, 2007 and March 31, 2006, respectively.

Inventory Valuation

We state inventories at the lower of cost or market, cost being determined using standard costs which approximates the first-in, first-out (FIFO) method. We establish provisions for excess, obsolete and unusable inventories after evaluation of historical sales, forecasted sales, product expiration and current inventory levels. If the market value of our products decline, the demand for our products decline, or if a significant amount of material were to become unusable our operating results could be adversely affected. The inventory reserve was $190,000 and $144,000 as of March 30, 2007 and March 31, 2006, respectively.

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

Stock Based Compensation

During the first quarter of fiscal 2007, we implemented SFAS 123(R), “Share-Based Payment,” as a new critical accounting policy with regard to equity based compensation. FAS 123R requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options granted pursuant to our stock plans and employee stock purchases related to our Employee Stock Purchase Plan based on estimated fair values over requisite employee service period. Beginning April 1, 2006, we began accounting for stock options and shares issued under our employee stock purchase plan (“ESPP”) under SFAS 123(R), which requires the recognition of the fair value of equity based compensation. The fair value of stock options was estimated using a Black-Scholes option valuation model. This model requires us to make subjective assumptions in implementing SFAS 123(R), including expected stock price volatility, estimated life and estimated forfeitures of each award. The fair value of equity-based awards is amortized over the vesting period of the award, and we have elected to use the straight-line method. We make quarterly assessments of the adequacy of the tax credit pool to determine if there are any deficiencies which require recognition in the condensed statement of operations. Prior to the implementation of SFAS 123(R), we accounted for stock options and ESPP shares under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and made pro forma footnote disclosures as required by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which amended SFAS 123, “Accounting for Stock-Based Compensation.” Pro forma net income and pro forma net income per share disclosed in the footnotes to the condensed financial statements were estimated using a Black-Scholes option valuation model. The fair value of restricted stock units was calculated based upon the fair market value of the Company’s common stock at the date of grant.

We have elected to adopt the alternative transition method provided under the provisions of Financial Accounting Standards Board (“FASB”) Staff Position No. FAS 123(R)—3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards, and in accordance, our financial statements for prior periods have not been restated to reflect, and do not include the impact of FAS 123(R).” The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Income Tax Uncertainties” (“FIN No. 48”). FIN No. 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority and provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN No. 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN No. 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We do not anticipate the adoption of FIN No. 48 will have a material impact on our financial position, results of operations or cash flows.

In September 2006, the Staff of the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for the Company’s fiscal year 2007 annual financial statements. The adoption of SAB 108 did not have an impact on our financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). This standard defines fair value, establishes the framework for measuring fair value in accounting principles generally accepted in the United States and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the requirements of SFAS No. 157 and have not yet determined the impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FAS 115 (“SFAS No.159”). SFAS No. 159 allows companies to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and will be applied prospectively. We are currently evaluating the impact of adopting SFAS No. 159 on our financial position, results of operations or cash flows.

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

Generally we hold our marketable securities until maturity. These securities have maturity dates that do not exceed fiscal year 2009 and have predominately fixed interest rates. We have concluded that the income on our investments would not be significantly impacted by short term changes in interest rates. When the securities mature and the principal is reinvested, the yield will reflect the market conditions at that time. Fluctuations in short-term interest rates may change the fair market value of our investments; however, as the marketable securities approach maturity, the fair value will approximate our cost basis.

The following table presents the future principal cash flows or amount and related weighted average interest rates expected by year for our existing cash and cash equivalents, marketable securities and long-term marketable securities.

	Fiscal Year
	2008	2009	Total	Fair Value
	(In thousands)
Cash, cash equivalents	$6,561	$—	$6,561	$6,561
Short-term marketable securities	$43,126	—	$43,126	$43,126
Weighted average interest rate	4.02%	—	—	—
Long-term marketable securities	$—	$12,765	$12,765	$12,765
Weighted average interest rate	—	4.47%	—	—

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

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and the report of the independent registered public accounting firm appear on pages F-1 to F-24 of this Annual Report. See Item 15 for an index of financial statements and supplementary data.

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

Changes in Internal Control Over Financial Reporting.   There were no changes in our internal control over financial reporting during the quarter ended March 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting ( as defined in Rule 13a-15(f) under the Exchange Act) for Cholestech. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

To evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management conducted an assessment, including testing, using the criteria in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on their assessment, management concluded that we maintained effective internal control over financial reporting as of March 30, 2007, based on criteria in Internal Control—Integrated Framework issued by the COSO. Management’s assessment of the effectiveness of our internal control over financial reporting as of March 30, 2007, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item concerning our directors is incorporated by reference from the sections captioned “Proposal One—Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement related to the 2007 Annual Meeting of Shareholders to be held August 15, 2007, to be filed by us within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K (the “Proxy Statement”). Certain information required by this item concerning executive officers is set forth in Part I of this Annual Report under “Business—Executive Officers”.

The Company has adopted a code of ethics, which is part of our Code of Business Conduct and Ethics that applies to all of our directors, officers and associates of the Company. In addition, the Company has also adopted a Code of Ethics for Principal Executive and Senior Financial Officers. These Codes of Ethics are posted on the Company’s website.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the address and location specified above, or as otherwise required by the NASDAQ Global Market.

ITEM 11.         EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the section captioned “Executive Compensation and Other Matters” and “Corporate Governance” contained in our Proxy or Information Statement to be filed pursuant to Regulations 14A or 14C, no later than 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the section captioned “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” contained in our Proxy or Information Statement to be filed pursuant to Regulations 14A or 14C, no later than 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the sections captioned “Compensation Committee Interlocks and Insider Participation” and “Related Party Transactions” contained in our Proxy or Information Statement to be filed pursuant to Regulations 14A or 14C, no later than 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the section captioned “Proposal Two—Ratification of Appointment of Independent Registered Public Accounting Firm” in our Proxy or Information Statement to be filed pursuant to Regulations 14A or 14C, no later than 120 days after the end of the fiscal year covered by this Annual Report.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)       Financial Statements.

The following financial statements are included in this Annual Report on Form 10-K:

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)(3)  Exhibits.

2.1(26)	Agreement and Plan of Reorganization dated as of June 4, 2007, by and among Inverness Medical Innovations, Inc., Iris Merger Sub, Inc. and Registrant.
3.1(1)	Restated Articles of Incorporation of Registrant
3.2(2)	Bylaws of Registrant, as amended to date
4.2(3)

Amended and Restated Preferred Share Rights Agreement dated January 1, 2005 between Registrant and Computershare Investor Services, LLC, including the Certificate of Determination, the form of Rights Certificate and Summary of Rights attached thereto as Exhibits A, B and C, respectively

4.2(26)	Amendment to the Amended and Restated Preferred Share Rights Agreement between Registrant and Computershare Investor Services, LLC dated January 19, 2007.
10.1(4)	1988 Stock Incentive Program, as amended, and forms of agreements thereto
10.3(2)	Standard Industrial Lease Agreement between Registrant and Sunlife Assurance Company of Canada dated October 22, 1989
10.3.1(5)	First Amendment to Standard Industrial Lease Agreement between Registrant and Sunlife Assurance Company of Canada dated April 1995
10.4(2)	Form of Indemnification Agreement between Registrant and its officers and its directors
10.17.1(6)	Revolving Line of Credit Note effective September 1, 2004 by and between Wells Fargo Bank and Registrant
10.17.2(24)	Amended Revolving Line of Credit Note effective September 1, 2005 by and between Wells Fargo Bank and Registrant.
10.20(7)	1997 Stock Incentive Program, as amended, and form of agreement thereto

10.21(8)	1999 Nonstatutory Stock Option Plan, as amended, and form of agreement thereto
10.26(9)	Employment Agreement between Registrant and Terry L. Wassmann dated March 28, 2000
10.29(10)	2000 Stock Incentive Program, as amended, and form of agreement thereto
10.29.1(23)	Form of 2000 Stock Incentive Program Notice of Grant of Stock Purchase Right
10.37(12)	Lease Agreement between Registrant and the BIV Group dated July 23, 2001
10.37.1(13)	Lease Agreement Addendum No. One by and between Registrant and BIV Group dated November 19, 2004
10.38(14)	2002 Employee Stock Purchase Plan and form of agreement thereto
10.40(16)	Amended and Restated Severance Arrangement between Registrant and Warren E. Pinckert II dated June 14, 2001
10.40.1(16)	First Amendment to Amended and Restated Severance Arrangement between Registrant and Warren E. Pinckert II dated March 27, 2003
10.41.2 (17)	Amended and Restated Change of Control Severance Agreement between Registrant and Warren E. Pinckert II dated March 25, 2004
10.46(16)	Severance Agreement between Registrant and Terry L. Wassmann dated July 17, 2001
10.46.1(16)	First Amendment to Severance Agreement between Registrant and Terry L. Wassmann dated January 23, 2003
10.47.2 (17)	Amended and Restated Change of Control Severance Agreement between Registrant and Terry L Wassmann dated March 25, 2004
10.50(16)	Employment Agreement between Registrant and Donald P. Wood dated March 31, 2003
10.51(16)	Severance Agreement between Registrant and Donald P. Wood dated April 1, 2003
10.51.1(18)	First Amendment to Severance Agreement between Registrant and Donald P. Wood dated October 10, 2003
10.52.1(17)	Amended and Restated Change of Control Severance Agreement between Registrant and Donald P. Wood dated March 25, 2004
10.55(18)	Change of Control Severance Agreement between Registrant and Kenneth F. Miller dated June 2, 2004
10.56(19)	Severance Agreement between Registrant and John F. Glenn dated October 12, 2004
10.57(19)	Change of Control Severance Agreement between Registrant and John F. Glenn dated October 12, 2004
10.59(20)	Change of Control Severance Agreement dated February 1, 2005 between Registrant and Barbara McAleer
10.60(20)	Severance Agreement dated February 1, 2005 between Registrant and Barbara McAleer
10.61(21)	OEM Agreement by and between Registrant and Boule Diagnostics International AB dated November 14, 2005
10.62(22)	Change of Control Severance Agreement between Registrant and Gregory L. Bennett dated December 7, 2005

10.63(22)	Severance Agreement dated December 7, 2005 between Registrant and Gregory L. Bennett
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see page 56)
31.1	Certification of Chief Executive Officer under Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2	Certification of Chief Financial Officer under Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

       (1) Incorporated by reference to exhibits filed with Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission dated June 4, 2007.

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

(21) Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 23, 2005.

(22) Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2005.

(23) Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-8 (No. 333-127786) as declared effective by the Securities and Exchange Commission on August 23, 2005.

(24) Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the fiscal year ended March 25, 2005.

(25) Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4. 2007.

(26) Incorporated by reference to Registrant’s Form 8-A/A filed with the Securities and Exchange Commission on January 25, 2007.

(b) Exhibits.

See Item 15(a)(3) above.
(c) Financial Statement Schedule.

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHOLESTECH CORPORATION
By:	/s/ WARREN e. PINCKERT ii
Warren E. Pinckert II
President, Chief Executive Officer and Director

Date: June 13, 2007

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

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ WARREN E. PINCKERT Ii	President, Chief Executive Officer and Director	June 13, 2007
(Warren E. Pinckert II)	(Principal Executive Officer)
/s/ JOHN F. GLENN	Vice President of Finance, Chief Financial Officer,	June 13, 2007
(John F. Glenn)	Treasurer and Secretary (Principal Financial and Accounting Officer)
/s/ JOHN H. LANDON	Director	June 13, 2007
(John H. Landon)
/s/ MICHAEL D. CASEY	Director	June 13, 2007
(Michael D. Casey)
/s/ JOHN L. CASTELLO	Director	June 13, 2007
(John L. Castello)

/s/ ELIZABETH H. DAVILA	Director	June 13, 2007
(Elizabeth H. Davila)
/s/ STUART HEAP	Director	June 13, 2007
(Stuart Heap)
/s/ LARRY Y. WILSON	Director	June 13, 2007
(Larry Y. Wilson)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Cholestech Corporation:

We have completed integrated audits of Cholestech Corporation’s financial statements and of its internal control over financial reporting as of March 30, 2007, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Financial statements and financial statement schedule

In our opinion, the financial statements listed in the index appearing under Item 15(a)(1), present fairly, in all material respects, the financial position of Cholestech Corporation at March 30, 2007 and March 31, 2006, and the results of its operations and its cash flows for each of the three years in the period ended March 30, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2),  presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the Notes of Financial Statements, the Company changed the manner in which it accounts for stock-based compensation in fiscal 2007.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control Over Financial Reporting” appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of March 30, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audits. We conducted our audits of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP
San Jose, California
June 13, 2007

CHOLESTECH CORPORATION
BALANCE SHEETS

	March 30, 2007	March 31, 2006
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$6,561	$7,161
Marketable securities	43,126	21,071
Accounts receivable, net	7,114	5,129
Inventories, net	9,102	7,525
Prepaid expenses and other assets	1,773	2,199
Deferred tax assets	1,835	775
Total current assets	69,511	43,860
Property and equipment, net	6,882	7,820
Intangible assets, net	414	492
Long-term marketable securities	12,765	14,444
Long-term deferred tax assets	10,334	13,736
Other long-term assets	795	350
Total assets	$100,701	$80,702
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,880	$2,785
Accrued payroll and benefits	3,379	3,544
Other liabilities	227	241
Total current liabilities	6,486	6,570
Commitments and contingencies (Note 4)
Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 15,564,749 and 14,868,825 shares issued and outstanding at March 30, 2007 and March 31, 2006, respectively	103,948	94,015
Accumulated other comprehensive loss	(41)	(125)
Deferred compensation	—	(660)
Accumulated deficit	(9,692)	(19,098)
Total shareholders’ equity	94,215	74,132
Total liabilities and shareholders’ equity	$100,701	$80,702

See accompanying notes to financial statements.

CHOLESTECH CORPORATION
STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	March 30, 2007	March 31, 2006	March 25, 2005
	(In thousands, except per share data)
Revenue	$69,526	$64,093	$52,877
Cost of revenue	23,042	23,902	21,390
Gross profit	46,484	40,191	31,487
Operating expenses:
Sales and marketing	14,785	13,036	11,494
Research and development	6,280	7,553	4,252
General and administrative	13,718	11,230	9,864
Total operating expenses	34,783	31,819	25,610
Income from operations	11,701	8,372	5,877
Interest and other income, net	2,158	923	243
Income before provision for income taxes	13,859	9,295	6,120
Provision for income taxes	4,453	3,661	1,972
Net income	$9,406	$5,634	$4,148
Net income per share:
Basic	$0.62	$0.38	$0.29
Diluted	$0.61	$0.38	$0.29
Shares used to compute net income per share:
Basic	15,106	14,687	14,295
Diluted	15,468	15,013	14,472

See accompanying notes to financial statements.

CHOLESTECH CORPORATION
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

			Accumulated
			Other
	Common Stock		Comprehensive	Deferred	Accumulated
	Shares	Amount	Income (Loss)	Compensation	Deficit	Total
	(In thousands, except share data)
Balance at March 26, 2004	14,095,075	$86,009	$149	$—	$(28,880)	$57,278
Net income					4,148	4,148
Change in unrealized gain (loss) on available-for-sale securities	—	—	(188)	—	—	(188)
Change in future currency contracts	—	—	(77)	—	—	(77)
Comprehensive income						3,883
Issuance of common stock pursuant to employee stock purchase plan and exercise of stock options	496,157	2,992	—	—	—	2,992
Issuance of restricted stock	23,682	241		(241)	—	—
Tax benefit on non-qualified stock options	—	2,439	—	—	—	2,439
Balance at March 25, 2005	14,614,914	91,681	(116)	(241)	(24,732)	66,592
Net income					5,634	5,634
Change in unrealized gain (loss) on available-for-sale securities, net	—	—	32	—	—	32
Foreign currency translation adjustment	—	—	(41)	—	—	(41)
Comprehensive income						5,625
Issuance of common stock pursuant to employee stock purchase plan and exercise of stock options	207,330	1,617	—	—	—	1,617
Issuance of restricted stock	46,581	519	—	(519)	—	—
Deferred stock-based compensation	—	—	—	100	—	100
Tax benefit on non-qualified stock options	—	198	—	—	—	198
Balance at March 31, 2006	14,868,825	$94,015	$(125)	$(660)	$(19,098)	$74,132
Net income					9,406	9,406
Change in unrealized gain (loss) on available-for-sale securities, net	—	—	84	—	—	84
Comprehensive income						9,490
Issuance of common stock, restricted stock, pursuant to employee stock incentive plans	695,924	5,832	—	—	—	5,832
Stock based compensation		3,211				3,211
Reversal of deferred stock compensation		(660)		660		—
Tax benefit on non-qualified stock options	—	1,550	—	—	—	1,550
Balance at March 30, 2007	15,564,749	$103,948	$(41)	$—	$(9,692)	$94,215

See accompanying notes to financial statements.

CHOLESTECH CORPORATION
STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	March 30, 2007	March 31, 2006	March 25, 2005
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,406	$5,634	$4,148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,490	2,916	3,184
Stock-based compensation	3,211	100	—
Tax benefits from exercise of share-based payment awards	1,550	—	—
Excess tax benefits from share-based compensation	(2,292)	—	—
Change in allowance for doubtful accounts	18	25	(57)
Change in inventory reserve	46	(285)	(395)
Deferred tax asset	2,342	3,267	2,193
Loss on disposition of property and equipment	—	67	—
Changes in assets and liabilities:
Accounts receivable	(2,003)	(503)	1,444
Inventories	(1,623)	1,116	(1,878)
Prepaid expenses and other assets	426	(310)	(174)
Notes receivable	—	—	200
Other long-term assets	(445)	(350)	—
Accounts payable and accrued expenses	95	(1,474)	1,110
Accrued payroll and benefits	(165)	560	495
Other liabilities	(14)	(45)	(28)
Net cash provided by operating activities	13,042	10,718	10,242
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(69,054)	(44,443)	(31,560)
Maturities of marketable securities	48,762	38,083	23,231
Purchase of property and equipment	(1,474)	(2,618)	(3,103)
Cash paid for license fee	—	(500)	—
Net cash used in investing activities	(21,766)	(9,478)	(11,432)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	5,832	1,617	2,992
Excess tax benefits from equity based compensation plan	2,292	—	—
Net cash provided by financing activities	8,124	1,617	2,992
Net increase (decrease) in cash and cash equivalents	(600)	2,857	1,802
Cash and cash equivalents at beginning of year	7,161	4,304	2,502
Cash and cash equivalents at end of year	$6,561	$7,161	$4,304
Supplemental disclosures of cash flow information and non-cash transactions:
Cash paid for income taxes	$514	$381	$148
Tax benefits of nonqualified stock options	$1,550	$198	$2,439

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

The Company also markets and distributes the GDX System under a multi-year global distribution agreement with Provalis Diagnostics Ltd., who was acquired by Bio-Rad Laboratories, Inc. on September 7, 2006. The Cholestech GDX is a hemoglobin A1c (“A1C”) testing system that is also waived under CLIA and is used to measure A1C. The quantitative measure of A1C is established as an indicator of a patient’s long-term glycemic control. A1C levels indicate the long-term progress of a patient’s diabetes and therapy management.

Fiscal year end

The Company’s fiscal year is a 52 or 53 week period ending on the last Friday in March. Fiscal years 2007, 2006, and 2005 were comprised of 52 weeks, 53 weeks, and 52 weeks, respectively.

Revenue recognition

The Company recognizes revenue from product sales when there is pervasive evidence that an arrangement exists, title has transferred to our customers, the price is fixed and determinable and collection is reasonably assured. Provisions for discounts to customers, returns and other adjustments are recorded as a reduction of revenue and provided for in the same period that the related product sales are recorded based upon analyses of historical discounts and returns. The Company recognizes revenue associated with services upon completion of the services to be performed under contract when all obligations are satisfied, and collection is reasonably assured. Generally, terms of sale are FOB shipping point and revenue recognition at time of shipment. When the terms of sale are FOB receiving point, assuming that all other revenue recognition criteria have been met, revenue is recognized when the products have reached the destination point.

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

The Company will from time to time provide free goods to customers as samples for the purpose of motivating end users who may be potential long-term users of the Company’s products. In addition, on occasion the Company provides free goods to customers as part of a revenue transaction as an incentive. The cost of free goods associated with revenue transactions is charged to cost of revenue.

Cash and cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents as of March 30, 2007 consist principally of investments in money market funds.

Marketable securities

Marketable securities and other investments with maturities of less than one year are classified as short-term marketable securities. The Company has established policies, which limit the type, credit quality and length of maturity of the securities in which it invests. Marketable securities as of March 30, 2007 consist principally of investments in commercial paper, corporate bonds and U.S. government-agency obligations. Marketable securities are classified as available-for-sale and are carried at their fair market value at the balance sheet date. Realized gains and losses on sales of all such securities are reported in earnings and are computed using the specific identification cost method. Unrealized gains and losses on securities are included in accumulated comprehensive income (loss) in shareholders’ equity. All investments with maturity dates greater than 365 days are classified as non-current.

The cost and fair market value of available-for-sale securities as of March 30, 2007 and March 31, 2006 are as follows (in thousands):

	Amortized Cost	Unrealized Gain(Loss)	Fair Market Value	Maturity Date
Short-term marketable securities
Commercial paper	$—	$—	$—
Corporate bonds	25,604	(1)	25,603	April 2007 – March 2008
Government agency	17,530	(6)	17,524	April 2007 – February 2008
	$43,134	$(7)	$43,127
Long-term marketable securities
Commercial paper	$—	$—	$—
Corporate bonds	9,610	16	9,626	May 2008 – July 2009
Government agency	3,133	6	3,139	May 2008 – January 2009
	$12,743	$22	$12,765

The cost and fair market value of available-for-sale securities as of March 31, 2006 are as follows (in thousands):

	Amortized Cost	Unrealized Loss	Fair Market Value	Maturity Date
Short-term marketable securities
Commercial paper	$2,493	$(6)	$2,487	May 2006 – January 2007
Corporate bonds	12,822	(32)	12,790	April 2006 – February 2007
Government agency	5,814	(20)	5,794	May 2006 – July 2006
	$21,129	$(58)	$21,071
Long-term marketable securities
Commercial paper	$2,180	$(9)	$2,171	April 2007
Corporate bonds	7,255	(53)	7,202	April 2007 – March 2008
Government agency	5,126	(55)	5,071	April 2007 – February 2008
	$14,561	$(117)	$14,444

There was $15,000 in unrealized gain and $175,000 in unrealized losses included in accumulated other comprehensive loss in shareholders’ equity as of March 30, 2007 and March 31, 2006, respectively.

Derivative Instruments

The Company used financial instruments, such as forward exchange contracts, to hedge a portion of certain existing and forecasted foreign currency denominated transactions expected to occur within 12 months. The terms of currency instruments used for hedging purposes were generally consistent with the timing of the transactions being hedged. The Company had entered into foreign currency forward exchange contracts to manage foreign currency exposures arising from inventory purchases and accounts payable denominated in foreign currencies. The Company did not use derivative financial instruments for trading or speculative purposes. The Company had no forward contracts at March 30, 2007.

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

Concentration of credit risk with respect to trade accounts receivable is considered to be limited due to the quality of our customer base and the diversity of the Company’s geographic sales areas. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral. The Company maintains a provision for potential credit losses and historically such amounts, in the aggregate, have not been significant.

Significant revenue concentration for the years ended March 30, 2007, March 31, 2006 and March 25, 2005 are as follows (in thousands):

	2007		2006		2005
	Revenue	Percent of Total	Revenue	Percent of Total	Revenue	Percent of Total
Customer A	$14,444	21%	$14,279	22%	$12,467	24%
Customer B	7,117	10	6,805	11	4,826	9
Customer C	5,860	8	4,707	7	3,695	7
Total	$27,421	39%	$25,791	40%	$20,988	40%

Significant accounts receivable concentrations as of March 30, 2007 and March 31, 2006 are as follows (in thousands):

	2007		2006
	Receivable Balance	Percent of Total	Receivable Balance	Percent of Total
Customer A	$1,178	15%	$520	10%
Customer B	817	11	217	4
Customer C	512	7	383	7
Total	$2,507	33%	$1,120	21%

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

Intangible assets

Intangible assets consist principally of patents and a license agreement. Patents are amortized on a straight-line basis over their estimated useful lives, ranging from 14 to 17 years. The license agreement is amortized over the estimated useful life of the agreement. Amortization expense for the years ended March 30, 2007, March 31, 2006 and March 25, 2005 was $78,000, $48,000, and $7,000, respectively.

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

Warranties

The Company records an accrual for estimated warranty costs when revenue is recognized. Warranty covers repair costs of the LDX Analyzer and replacement costs of defective single-use test cassettes. The warranty period for the LDX Analyzer is one year and for single use test cassettes is the shelf-life of the product, generally 9 to 12 months. The warranty cost of the GDX Analyzer and test cartridges are the responsibility of the vendor. The Company has processes in place to estimate accruals for warranty exposure. The processes include estimated LDX Analyzer failure rates and repair costs, known design changes, and estimated replacement rates for single use test cassettes. Although the Company believes it has the ability to reasonably estimate warranty expenses, unforeseeable changes in factors impacting the estimate for warranty could occur and such changes could cause a material change in the Company’s warranty accrual estimate. Such a change would be recorded in the period in which the change was identified. Changes in the Company’s product warranty liability during the fiscal years ended March, 30, 2007 and March 31, 2006 were as follows:

Fiscal Year Ended	March 30, 2007	March 31, 2006
Balance at the beginning of the year	$208,000	$286,000
Accruals and charges for warranty for the year	360,000	339,000
Cost of repairs and replacements	(372,000)	(417,000)
Balance at the end of the year	$196,000	$208,000

Advertising costs

The cost of advertising is expensed as incurred. Advertising expenses were $126,000, $57,000, and $42,000 for fiscal years 2007, 2006, and 2005, respectively.

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

	March 30, 2007	March 31, 2006	March 25, 2005
	(In thousands, except per share data)
Income
Net income	$9,406	$5,634	$4,148
Shares
Basic	15,106	14,687	14,295
Effect of dilutive securities consisting of options and restricted stock	362	326	177
Diluted	15,468	15,013	14,472
Per share net income:
Basic	$0.62	$0.38	$0.29
Effect of dilutive securities consisting of options and restricted stock	(0.01)	(0.00)	(0.00)
Diluted	$0.61	$0.38	$0.29

Options to purchase 277,950, 392,940, and 380,407 shares of common stock were considered anti-dilutive because the respective exercise prices were greater than the average fair market value of common stock as of March 30, 2007, March 31, 2006, and March 25, 2005, respectively.

Fair value of financial instruments

The carrying amounts of certain of the Company’s financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The primary estimates underlying the Company’s financial statements include allowance for doubtful accounts receivable, reserves for obsolete, expiring and slow moving inventory, income taxes, accruals for payroll, product warranty and other liabilities and stock-based compensation. Actual results could differ from those estimates.

Accounting for stock-based compensation

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

Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding on April 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for the year ended March 30, 2007 includes compensation cost for all stock-based payments granted prior to, but not yet vested as of, April 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all stock-based payments granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.

We have elected to adopt the alternative transition method provided under the provisions of Financial Accounting Standards Board (“FASB”) Staff Position No. FAS 123(R)—3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards, and in accordance, our financial statements for prior periods have not been restated to reflect, and do not include the impact of FAS 123(R).”  The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

Prior to the adoption of SFAS 123(R), the Company accounted for its stock-based compensation plans in accordance with SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”). As permitted under SFAS 148, the Company used the intrinsic value-based method of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), to account for its employee stock-based compensation plans. Under APB 25, compensation expense is based on the difference, if any, on the date of grant between the fair value of the Company’s common shares and the exercise price of the option. Compensation costs for stock options and restricted stock, if any, is realized ratably over the vesting period.

The Company provides additional proforma disclosures required by SFAS 123 as amended by SFAS 148. Had the compensation cost for the Company’s stock option and stock purchase plans been determined based on the fair value of the options at the grant dates, as prescribed in SFAS 123, the Company’s net income and net income per share would have been as follows:

	Fiscal Year Ended
	March 31, 2006	March 25, 2005
	(In thousands, except per share data)
Net income as reported	$5,634	$4,148
Add: Stock-based employee compensation expense included in reported net income, net of tax	66	—
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(1,635)	(4,245)
Net income (loss) pro forma	$4,065	$(97)
Net income per share:
As reported—basic	$0.38	$0.29
Pro forma—basic	$0.27	$(0.01)
As reported—diluted	$0.38	$0.29
Pro forma—diluted	$0.27	$(0.01)

Under APB 25, compensation expense for grants to employees is based on the difference, if any, on the date of the grant, between the fair market value of the Company’s stock and the option exercise price. SFAS 123 defines a “fair value” based method of accounting for an employee stock option or similar equity investment. The pro forma disclosure of the difference between compensation expense included in net income and the related cost measured by the fair value method is presented above. Disclosures for the year ended March 30, 2007 are not presented because stock-based employee compensations was accounted for under SFAS 123(R)’s fair value method during this period.

The fair value is estimated using the Black-Scholes valuation model, with the following weighted-average assumptions used during the applicable periods:

	Fiscal Year Ended
	March 30, 2007	March 31, 2006	March 25, 2005
Stock options:
Expected volatility	52.4%	58.0%	71.0%
Risk free interest rate	4.7%	4.5%	3.0%
Dividend yield	0.0%	0.0%	0.0%
Fair value of stock options granted	$6.81	$5.81	$5.54
Expected life	4.4 Years	4.5 Years	5.5 Years
Employee Stock Purchase Plan:
Expected volatility	N/A	N/A	74.0%
Dividend yield	N/A	N/A	0.0%
Fair value of stock purchase rights	N/A	N/A	$1.14
Weighted average exercise price	N/A	N/A	$5.43
Expected life	N/A	N/A	6 Months

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

The Company did not grant stock options or have outstanding options to non-employees for fiscal year 2007, fiscal year 2006 and fiscal year 2005.

Reclassifications

Certain financial statements items have been reclassified to conform to the current year’s format. These reclassifications had no material impact on previously reported results of operations.

Recent accounting pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Income Tax Uncertainties” (“FIN No. 48”). FIN No. 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority and provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN No. 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN No. 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We do not anticipate the adoption of FIN No. 48 will have a material impact on our  financial position, results of operations or cash flows.

In September 2006, the Staff of the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for the Company’s fiscal year 2007 annual financial statements. The adoption of  SAB 108 did not have an impact on our financial position, results of operations or cash flows

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). This standard defines fair value, establishes the framework for measuring fair value in accounting principles generally accepted in the United States and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the requirements of SFAS No. 157 and have not yet determined the impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FAS 115 (“SFAS No.159”). SFAS No. 159 allows companies to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and will be applied prospectively. We are currently evaluating the impact of adopting SFAS No. 159 on our financial position, results of operations or cash flows.

2.   Balance Sheet Composition

Accounts receivable consist of (in thousands), net:

	March 30, 2007	March 31, 2006
Accounts receivable	$7,330	$5,327
Less allowance for doubtful accounts	(216)	(198)
	$7,114	$5,129

Inventories consist of (in thousands), net:

	March 30, 2007	March 31, 2006
Raw materials	$2,788	$2,662
Work-in-progress	2,569	2,110
Finished goods	3,745	2,753
	$9,102	$7,525

Property and equipment consist of (in thousands), net:

	March 30, 2007	March 31, 2006
Machinery and equipment	$16,548	$15,204
Furniture and fixtures	769	528
Computer equipment	3,895	3,354
Leasehold improvements	4,145	3,893
Construction-in-progress	143	1,139
	25,500	24,118
Less accumulated depreciation and amortization	(18,618)	(16,298)
	$6,882	$7,820

Depreciation and amortization expense of $2.5 million was incurred in fiscal year 2007, $2.9 million in fiscal year 2006 and $3.2 million in fiscal year 2005.

Accounts payable and accrued expenses consist of (in thousands):

	March 30, 2007	March 31, 2006
Trade accounts payable	$2,027	$1,560
Accrued accounting and reporting	49	259
Accrued royalties	425	686
Accrued legal expenses	104	52
Other accrued liabilities	275	228
	$2,880	$2,785

3.   Borrowing Arrangements

The Company entered into an agreement with its primary bank for a $4.0 million revolving line of credit. While the line of credit is in effect, the Company is required to maintain on deposit with the bank assets with a collective value, as defined in the line of credit agreement, equivalent to no less than 100% of the outstanding principal balance. Amounts outstanding under the line of credit bear interest at either the Company’s choice of 0.5% below the bank’s prime rate or 1.00% above the LIBOR rate, depending on the payment schedule. The line of credit agreement expires in September 2008. As of March 30, 2007 and

March 30, 2006, there were no borrowings outstanding under the line of credit and there was no amount reserved as a compensating balance.

4.   Commitments and Contingencies

Leases

The Company leases office and laboratory facilities under a non-cancelable operating lease. The lease for the Company’s headquarters facility was renewed during fiscal year 2005 and currently expires in April 1, 2017. Rent expense was $897,000, $904,000, and $1.1 million for fiscal year 2007, 2006, and 2005 respectively.

Future minimum payments required under the Company’s non-cancelable operating lease as of March 30, 2007, were (in thousands):

2008	$570
2009	586
2010	611
2011	628
2012	644
Thereafter	3,567
$6,606

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

Euromedix filed a request for a procedural calendar in the case pending before the Commercial Court of Leuven regarding the termination of the business relationship on July 11, 2002. On December 13, 2005, the Commercial Court of Leuven decided in an interim decision that the termination of the relationship is not governed by Belgian law, but Californian law and allowed the parties to file further submissions in order to substantiate the claims under Californian law. Euromedix has appealed the ruling of the Commercial Court of Leuven and the appeal will be initiated at a hearing on September 21, 2007 before the First Chamber of the Court of Appeal of Brussels.

7.   Shareholders’ Equity

Preferred stock

The Company is authorized to issue 5,000,000 shares of preferred stock. The board of directors has authority to issue the preferred stock in one or more series and to fix the price, rights, preferences, privileges and restrictions thereof, including the dividend rights, dividend rates, conversion rights, voting rights terms of redemption, redemption prices, liquidation preferences and the number of shares constituting a series or the designation of such series, without any further vote or action by the Company’s shareholders. In connection with the Company’s shareholder rights plan, 25,000 shares of the preferred stock have been designated Series A participating preferred stock. None of the shares of Series A participating preferred stock were outstanding as of March 30, 2007, nor was there any activity relating to preferred stock during the three year period ended March 30, 2007.

Stock incentive program

In 1997, 1999 and 2000 the shareholders approved Stock Incentive Programs for the issuance of incentive stock options (“ISOs”) and non—qualified stock options (“NSOs”) as follows:

	1997 Stock Incentive Program	1999 Nonstatutory Stock Option Program	2000 Stock Incentive Program
Exercise price	Not less than 100% of fair market value on date of grant	Not less than 100% of fair market value on date of grant	Not less than 100% of fair market value on date of grant
Exercise period	Not to exceed 7 years and a day	Not to exceed 10 years and a day	Not to exceed 10 years and a day
Vesting period per year	At least 25%	At least 25%	At least 25%
Type of options available	ISOs/NSOs	NSOs	ISOs/NSOs
Shares of common stock reserved	900,000	2,000,000	2,145,000
Share available for future grant as of March 31, 2007	87	1,139	582,783

Stock option activity under the 1997 program, 1999 program and 2000 program is as follows:

	Outstanding Options	Weighted Average Exercise Price Per Share
Balance, March 26, 2004	2,360,664	$9.49
Granted	633,400	9.00
Exercised	(401,200)	6.17
Canceled	(468,829)	10.49
Balance, March 25, 2005	2,124,035	9.75
Granted	441,750	11.30
Exercised	(173,828)	7.66
Canceled	(163,408)	11.14
Balance, March 31, 2006	2,228,549	10.12
Granted	236,625	14.43
Exercised	(617,321)	8.77
Canceled	(71,770)	12.96
Balance, March 30, 2007	1,776,083	11.04

The following table summarizes information about stock options outstanding as of March 30, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted Avg. Contractual Life(1)	Weighted Avg. Exercise Price	Number	Weighted Avg. Exercise Price
$5.50 – $7.99	247,097	4.3	$7.28	201,907	$7.32
$8.00 – $8.97	369,552	4.8	8.53	285,579	8.50
$8.98 – $10.94	506,881	5.2	10.23	271,839	10.21
$10.95 – $12.51	348,811	6.6	12.13	147,639	12.27
$12.52 – $19.30	303,742	5.7	17.29	173,416	17.61
	1,776,083	5.3	11.04	1,080,380	10.69

(1)          years

At March 30, 2007 the aggregate intrinsic value of options outstanding was $11 million and the aggregate intrinsic value of outstanding options exercisable was $7.1 million. During fiscal year 2007, 2006 and 2005, $3 million, $0 and $0, respectively, in net stock-based compensation was charged to operations related to these shares of stock options. In addition, there was $4.2 million of unrecognized stock-based compensation cost related to unvested stock options which is expected to be recognized over a weighted average period of 1.3 years.

Employee stock purchase plan

In August 2002, the shareholders approved the 2002 Employee Stock Purchase Plan (the “ESPP”) which reserved 400,000 shares of common stock to be issued in accordance with the Internal Revenue Code under such terms as approved by the board of directors. Under the terms of the ESPP, employees can choose quarterly to have up to 15% of their compensation withheld to purchase shares of common stock. Starting May 1, 2005 the Company amended the ESPP such that employees can purchase shares of common stock at a price per share that is 85% of the closing price of the common stock on the NASDAQ Stock Market LLC on the last trading day of the quarterly purchase period. Prior to May 1, 2005, each offering period was for two years and consisted of four six-month purchase periods. The price of the common stock purchased was 85% of the lesser of the fair market value of the common stock on the first day of the applicable offering period or the last day of each purchase period. Under the ESPP, the

Company sold 36,799 and 33,502 shares of common stock to employees in fiscal year 2007 and fiscal year 2006, respectively.

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

The following table summarizes information about restricted stock outstanding as of March 30, 2007:

	Shares	Weighted Avg. Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Restricted stock at March 26, 2004	—	$—	—	$—
Granted	23,682	10.19	4.0	408,000
Vested	—	—	—	—
Forfeited	—	—	—	—
Restricted stock at March 25, 2005	23,682	$10.19	3.0	$408,000
Granted	52,767	10.98	3.7	910,000
Vested	(4,827)	10.73	—	(83,000)
Forfeited	(6,186)	10.00	—	(107,000)
Restricted stock at March 31, 2006	65,436	$10.84	3.6	$1,128,000
Granted	52,491	16.20	3.7	905,000
Vested	(16,562)	16.50	—	(286,000)
Forfeited	(9,267)	11.86	—	(160,000)
Restricted stock at March 30, 2007	92,098	$13.81	3.2	$1,587,000

As of March 30, 2007, there was $1.2 million of unrecognized stock compensation related to restricted stock, which is expected to be recognized over a weighted average period of 3.2 years. During fiscal year 2007, 2006 and 2005, $233,000, $100,000 and $0, respectively, in net stock-based compensation was charged to operations related to these shares of restricted stock.

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

8.                 Retirement Savings Plan

All employees of the Company can participate in the Cholestech Corporation Retirement Savings Plan (“the 401(k) Plan”) in which an employee may elect to defer, in the form of contributions to the 401(k) Plan, between 1% and 15% of the employee’s W-2 income. Employee contributions are fully vested and non-forfeitable at all times. The 401(k) Plan provides for employer discretionary matching contributions as determined by the board of directors. Company contributions to the 401(k) Plan were $518,000, $328,000, and $286,500 in fiscal years 2007, 2006, and 2005, respectively.

9.                 Income Taxes

The provision (benefit) for income taxes from continuing operations consisted of (in thousands):

	Federal	State	Total
Year ended March 30, 2007:
Current	$1,360	$813	$2,173
Deferred	2,654	(374)	2,280
Total	$4,014	$439	$4,453
Year ended March 31, 2006:
Current	$337	$237	$574
Deferred	2,666	421	3,087
Total	$3,003	$658	$3,661
Year ended March 25, 2005:
Current	$2,091	$74	$2,165
Deferred	207	(400)	(193)
Total	$2,298	$(326)	$1,972

The differences between the expected federal statutory income tax rate of 35%, 34% and 34% and the Company’s actual effective tax rate (or benefit) for fiscal years 2007, 2006, and 2005 are as follows:

	Fiscal Year Ended
	March 30, 2007	March 31, 2006	March 25, 2005
Expected provision at statutory rate	35.0%	34.0%	34.0%
State taxes, net of federal benefit	2.0	4.7	(3.6)
Permanent differences	1.3	.4	.5
Research and development credits	(4.0)	.3	(.3)
Change in valuation allowance	.2	—	—
Other	(2.4)	—	1.6
	32.1%	39.4%	32.2%

Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Significant deferred tax assets and liabilities consist of the following (in thousands):

	March 30, 2007	March 31, 2006
Deferred tax assets:
Net operating loss carryforwards	$7,195	$11,392
Accrued expenses	503	382
Inventory	238	308
Capitalized research and development	128	201
Research and development and other tax credits	2,650	1,769
Property and equipment	420	303
Other	1,068	156
Total gross deferred tax assets	12,202	14,511
Valuation allowance	(33)	—
Net deferred tax assets	$12,169	$14,511

Management has assessed the need for a valuation allowance against deferred tax assets. Management believes it is more likely than not that the Company’s deferred tax assets will be fully realized with the exception of the deferred tax assets related to the R&D credit. The realizability of the deferred tax assets is primarily dependent on the ability of the Company to generate taxable income in the future. Subsequent changes in Company’s estimate of future profitability could require the Company to change its estimate of the realizability of its deferred tax assets and record a valuation allowance. Such a change in estimate would result in a material deferred tax expense in the period of change.

As of March 30, 2007, the Company had net operating losses of approximately $20.6 million for federal tax purposes, which will expire from 2008 through 2025. Additionally, the Company has federal and state tax credits, primarily research and development credits, of $1.9 million for federal tax purposes and $1.1 million for state tax purposes. The federal credits will expire from 2007 through 2025, if not utilized.

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

The Company’s international sales were $9.3 million, $8.1 million, and $7.3 million for fiscal years 2007, 2006, and 2005, respectively. Sales to Europe were $5.8 million, $5.1 million, and $4.3 million in fiscal years 2007, 2006, and 2005, respectively, with the remainder of international sales to Asia and Latin America. All of the Company’s assets are located in the United States.

11.          Subsequent Event

On June 4, 2007, Cholestech, Inverness Medical Innovations, Inc., a Delaware corporation (“Inverness”), and Iris Merger Sub, Inc., a California corporation and wholly owned subsidiary of Inverness (“Merger Sub”), entered into an Agreement and Plan of Reorganization (the “Merger Agreement”), pursuant to which Cholestech and Inverness will combine their businesses through a merger of Cholestech and Merger Sub (the “Merger”).

The completion of the Merger is subject to various closing conditions, including obtaining the approval of Cholestech shareholders and receiving antitrust approvals (including under the Hart-Scott-Rodino Antitrust Improvements Act). The Merger is intended to qualify as a reorganization for federal income tax purposes.

At the effective time of the Merger (the “Effective Time”), by virtue of the Merger and without any action on the part of the holder of any capital stock of Cholestech, each share of common stock of Cholestech issued and outstanding immediately prior to the Effective Time will be converted into the right to receive 0.43642 (the “Exchange Ratio”) of a share of common stock of Inverness (each full share, an “Inverness Share”).

In the Merger, each option to purchase shares of Cholestech common stock granted under employee and director stock plans of Cholestech that is outstanding as of immediately prior to the Effective Time, whether vested or unvested, shall be converted into a right to acquire Inverness Shares on the same terms and conditions as were applicable to such option prior to the Effective Time, provided that the number of Inverness Shares receivable and the exercise price of the option shall be adjusted to reflect the Exchange Ratio. All other Cholestech equity-based awards outstanding as of the Effective Time will remain in effect but will be denominated in Inverness Shares, with applicable adjustments to reflect the Exchange Ratio.

The Boards of Directors of Cholestech and Inverness have approved the Merger and the Merger Agreement.

12.          Quarterly Financial Data

	Quarter Ended
	Mar. 30, 2007	Dec. 29, 2006	Sept. 29, 2006	June 30, 2006	Mar. 31, 2006	Dec. 23, 2005	Sept. 23, 2005	June 24, 2005
	(In thousands, except share data) (Unaudited)
Revenue	$18,032	$17,519	$17,190	$16,784	$17,577	$16,165	$15,286	$15,065
Gross profit	12,096	11,733	11,469	11,185	11,224	10,054	9,320	9,593
Net income	$3,345	$2,341	$2,225	$1,496	$2,105	$321	$1,616	$1,592
Earnings per share:
Basic	$0.22	$0.15	$0.15	$0.10	$0.14	$0.02	$0.11	$0.11
Diluted	$0.21	$0.15	$0.15	$0.10	$0.14	$0.02	$0.11	$0.11

SCHEDULE II
CHOLESTECH CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions to Costs & Expenses	Deductions	Balance at End of Period
Fiscal Year Ended March 30, 2007
Allowance for doubtful accounts	$198,000	$18,000	$—	$216,000
Inventory reserve	144,000	46,000	—	190,000
Fiscal Year Ended March 31, 2006
Allowance for doubtful accounts	$173,000	$25,000	$—	$198,000
Inventory reserve	429,000	—	285,000	144,000
Fiscal Year Ended March 25, 2005
Allowance for doubtful accounts	$230,000	$33,000	$90,000	$173,000
Inventory reserve	824,000	—	395,000	429,000

All other Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Exhibit Index

(a)(3)   Exhibits.

2.1(26)	Agreement and Plan of Reorganization dated as of June 4, 2007, by and among Inverness Medical Innovations, Inc., Iris Merger Sub, Inc. and Registrant.
3.1(1)	Restated Articles of Incorporation of Registrant
3.2(2)	Bylaws of Registrant, as amended to date
4.2(3)

Amended and Restated Preferred Share Rights Agreement dated January 1, 2005 between Registrant and Computershare Investor Services, LLC, including the Certificate of Determination, the form of Rights Certificate and Summary of Rights attached thereto as Exhibits A, B and C, respectively

4.2(26)	Amendment to the Amended and Restated Preferred Share Rights Agreement between Registrant and Computershare Investor Services, LLC dated January 19, 2007.
10.1(4)	1988 Stock Incentive Program, as amended, and forms of agreements thereto
10.3(2)	Standard Industrial Lease Agreement between Registrant and Sunlife Assurance Company of Canada dated October 22, 1989
10.3.1(5)	First Amendment to Standard Industrial Lease Agreement between Registrant and Sunlife Assurance Company of Canada dated April 1995
10.4(2)	Form of Indemnification Agreement between Registrant and its officers and its directors
10.17.1(6)	Revolving Line of Credit Note effective September 1, 2004 by and between Wells Fargo Bank and Registrant
10.17.2(24)	Amended Revolving Line of Credit Note effective September 1, 2005 by and between Wells Fargo Bank and Registrant.
10.20(7)	1997 Stock Incentive Program, as amended, and form of agreement thereto
10.21(8)	1999 Nonstatutory Stock Option Plan, as amended, and form of agreement thereto
10.26(9)	Employment Agreement between Registrant and Terry L. Wassmann dated March 28, 2000
10.29(10)	2000 Stock Incentive Program, as amended, and form of agreement thereto
10.29.1(23)	Form of 2000 Stock Incentive Program Notice of Grant of Stock Purchase Right
10.37(12)	Lease Agreement between Registrant and the BIV Group dated July 23, 2001
10.37.1(13)	Lease Agreement Addendum No. One by and between Registrant and BIV Group dated November 19, 2004
10.38(14)	2002 Employee Stock Purchase Plan and form of agreement thereto
10.40(16)	Amended and Restated Severance Arrangement between Registrant and Warren E. Pinckert II dated June 14, 2001
10.40.1(16)	First Amendment to Amended and Restated Severance Arrangement between Registrant and Warren E. Pinckert II dated March 27, 2003
10.41.2(17)	Amended and Restated Change of Control Severance Agreement between Registrant and Warren E. Pinckert II dated March 25, 2004
10.46(16)	Severance Agreement between Registrant and Terry L. Wassmann dated July 17, 2001

10.46.1(16)	First Amendment to Severance Agreement between Registrant and Terry L. Wassmann dated January 23, 2003
10.47.2 (17)	Amended and Restated Change of Control Severance Agreement between Registrant and Terry L Wassmann dated March 25, 2004
10.50(16)	Employment Agreement between Registrant and Donald P. Wood dated March 31, 2003
10.51(16)	Severance Agreement between Registrant and Donald P. Wood dated April 1, 2003
10.51.1(18)	First Amendment to Severance Agreement between Registrant and Donald P. Wood dated October 10, 2003
10.52.1(17)	Amended and Restated Change of Control Severance Agreement between Registrant and Donald P. Wood dated March 25, 2004
10.55(18)	Change of Control Severance Agreement between Registrant and Kenneth F. Miller dated June 2, 2004
10.56(19)	Severance Agreement between Registrant and John F. Glenn dated October 12, 2004
10.57(19)	Change of Control Severance Agreement between Registrant and John F. Glenn dated October 12, 2004
10.59(20)	Change of Control Severance Agreement dated February 1, 2005 between Registrant and Barbara McAleer
10.60(20)	Severance Agreement dated February 1, 2005 between Registrant and Barbara McAleer
10.61(21)	OEM Agreement by and between Registrant and Boule Diagnostics International AB dated November 14, 2005
10.62(22)	Change of Control Severance Agreement between Registrant and Gregory L. Bennett dated December 7, 2005
10.63(22)	Severance Agreement dated December 7, 2005 between Registrant and Gregory L. Bennett
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see page 56)
31.1	Certification of Chief Executive Officer under Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2	Certification of Chief Financial Officer under Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

       (1) Incorporated by reference to exhibits filed with Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission dated June 4, 2007.

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

(21) Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 23, 2005.

(22) Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2005.

(23) Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-8 (No. 333-127786) as declared effective by the Securities and Exchange Commission on August 23, 2005.

(24) Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the fiscal year ended March 25, 2005.

(25) Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4. 2007.

(26) Incorporated by reference to Registrant’s Form 8-A/A filed with the Securities and Exchange Commission on January 25, 2007.