Form 10-K/A
period 2007-03-30
CHOLESTECH CORPORATION
filed 2007-07-19
CIK 887227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission file number: 000-20198

CHOLESTECH CORPORATION

(Exact name of registrant as specified in its charter)

California	94-3065493
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3347 Investment Boulevard
Hayward, California	94545
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(510) 732-7200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered:
Common Stock, no par value	The NASDAQ Stock Market LLC
Series A Participating Preferred Stock, no par value	(The NASDAQ-GM)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

DOCUMENTS INCORPORATED BY REFERENCE

None

CHOLESTECH CORPORATION

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to the Annual Report on Form 10-K for the year ended March 30, 2007, which was initially filed with the SEC on June 13, 2007 (the “Original Filing”) is being filed with the SEC to provide the information required pursuant to the rules of the SEC in Part III, items 10, 11, 12, 13, and 14 of the Original Filing.  In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain currently dated certifications from Cholestech’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 with respect to this Form 10-K/A.  The currently dated certifications of Cholestech’s Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 31.1, 31.2 and 32.

As used in this Form 10-K/A, references to “Cholestech,” the “Company,” “we,” “our,” or “us,” mean Cholestech Corporation, unless the context otherwise indicates.

All information contained in this Amendment is as of the original filing date of the Annual Report on Form 10-K for the fiscal year ended March 30, 2007 and does not reflect any subsequent information or events other than as described above.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following is biographical information, as of  June 30, 2007, of the seven members of the Board of Directors of Cholestech:

John H. Landon, age 66, has served as a director of Cholestech since December 1997 and as our chairman since August 2000. Mr. Landon served as the vice president and general manager of Medical Products for E.I. DuPont de Nemours and Company from 1992 until his retirement in 1996. Prior to that, Mr. Landon served in various capacities at DuPont, including vice president and general manager, Diagnostics and Biotechnology from 1990 to 1992, director of Diagnostics from 1988 to 1990, business director of Diagnostic Imaging from 1985 to 1988 and in various other professional and management positions at DuPont from 1962 to 1985. Mr. Landon is also a director of Digene Corporation and Christiana Care Health System and has previously served as a director of the GenVec, Inc. Advanced Medical Technology Association (AdvaMed) and the DuPont Merck Pharmaceutical Company. Mr. Landon earned a Bachelor of Science degree in Chemical Engineering from the University of Arizona.

Warren E. Pinckert II, age 63, has served as our president, chief executive officer and a director since June 1993.  Mr. Pinckert served as our executive vice president of operations from 1991 to June 1993, as our chief financial officer and vice president of business development from 1989 to June 1993 and as our secretary from 1989 to January 1997. From 1983 to 1989, Mr. Pinckert was chief financial officer of Sunrise Medical Inc., an international durable medical equipment manufacturer. Mr. Pinckert also serves on the Board of Advisors for the San Francisco State University School of Business. Mr. Pinckert earned a Bachelor of Science degree in Accounting and a Masters of Business Administration degree from the University of Southern California.

Michael D. Casey, age 61, has served as a director of Cholestech since February 2001. Mr. Casey served as the chairman, president, chief executive officer and a director of Matrix Pharmaceutical, Inc. from 1997 until his retirement in February 2002. From November 1995 to December 1996, Mr. Casey was executive vice president at Schein Pharmaceutical, Inc. In December 1996, he was appointed president of the retail and specialty products division of Schein. From June 1993 to November 1995, he served as president and chief operating officer of Genetic Therapy, Inc. Mr. Casey was president of McNeil Pharmaceutical (a unit of Johnson & Johnson) from 1989 to June 1993 and vice president, sales and marketing for Ortho Pharmaceutical Corp. (a subsidiary of Johnson & Johnson) from 1985 to 1989. Mr. Casey is also a director of Celgene Corporation,, Allos Therapeutics, Inc., Durect Corporation and AVI BioPharma.

John L. Castello, age 71, has served as a director since August 1993. Mr. Castello is the chairman, president and chief executive officer of Xoma Ltd., a biotechnology company. Mr. Castello joined Xoma in April 1992 as president and chief executive officer and became chairman in 1993. He served as president of Ares Serono

Diagnostics from 1986 to 1988, president and chief operating officer of The Ares Serono Group from 1988 to 1991 and chairman of Ares Serono Inc. from 1991 to 1992. From 1960 to 1986, Mr. Castello held various senior management positions at Amersham International plc, Abbott Laboratories, General Foods and Honeywell Corp. Mr. Castello earned a Bachelor of Science degree in Mechanical and Industrial Engineering from Notre Dame University.

Elizabeth H. Dávila, age 62, has served as a director since August 2003. Ms. Dávila served as chairman of the board and chief executive officer of VISX, Incorporated, a developer of proprietary technologies and systems for laser vision correction, from 2001 until May 2005 when VISX was acquired by Advanced Medical Optics, Inc. She is currently a member of the board of directors of Advanced Medical Optics. From 1995 to 2001, Ms Dávila held the positions of president, executive vice president and chief operating officer at VSX and served as a director since December 1995 at VISX. Prior to joining VISX, Ms. Dávila was at Syntex Corporation from 1977 to 1994 where she held senior management positions in its medical device, medical diagnostics, and pharmaceutical divisions. Ms. Dávila also serves on the board of directors of Nugen Technologies, Inc. She holds a masters degree in chemistry from the University of Notre Dame and an MBA from Stanford University.

Stuart Heap, age 58,  has served as a director since March 2003. Mr. Heap served as chief executive officer of Regent Medical, a manufacturer of surgical gloves for the healthcare industry until his retirement in 2006. From January 2002 to June 2004, Mr.  Heap served as chief executive officer and president of SSL-Americas. From January 1998 to December 2001, Mr. Heap served as the president of the contact lens division of CIBA Vision Corp., a subsidiary of Novartis AG. Mr. Heap was the head of global marketing for CIBA Vision from June 1995 to June 1997. Mr. Heap earned a Bachelor of Science degree in Engineering from Salford University in the United Kingdom.

Larry Y. Wilson, age 57, has served as a director since May 1998. Mr. Wilson has served as the senior vice president, finance of Kaiser Foundation Health Plan since September 2005. From January 2002 to September 2005, Mr. Wilson held the position of senior vice president and chief financial officer for Northern California for Kaiser Foundation Health Plan, Inc. From 1987 to June 2001, Mr. Wilson served as the executive vice president and chief operating officer of Catholic Healthcare West. Mr. Wilson served as the executive vice president and chief financial officer of Mercy Health System, a predecessor of Catholic Healthcare, from 1983 to 1986 and as a principal of the Health and Medical Division of Booz Allen  Hamilton, a consulting company, from 1979 to 1983. From 1995 to December 2001, Mr. Wilson served as an officer and director of the California Healthcare Association and as its chairman in 2000.  Mr. Wilson earned a Bachelor of Arts degree in English from Harvard University and a Masters of Business Administration degree from Stanford University.

Executive Officers

Biographical information regarding Cholestech’s executive officers as of June 13, 2007 is found in Part I, Item 1 of the Original Filing under the heading “Executive Officers.”  There are no immediate family relationships between or among any of our executive officers or directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who beneficially own more than 10 percent of our common stock to file with the Securities and Exchange Commission reports of ownership regarding the common stock and other Cholestech equity securities. These persons are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on a review of copies of the Section 16(a) reports received during the period from April 1, 2006 until March 30, 2007 and written representations from each of our directors and executive officers, all of our directors and executive officers complied with the applicable Section 16(a) filing requirements.

Code of Conduct

The Company has adopted a code of ethics, which is part of our Code of Business Conduct and Ethics that applies to all of our directors, officers and associates of the Company.  In addition, the Company has also adopted a Code of Ethics for Principal Executive and Senior Financial Officers.  These Codes of Ethics are posted on the Company’s website at www.cholestech.com.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the address and location specified above, or as otherwise required by the NASDAQ Global Market.

Audit Committee

The board of directors of Cholestech has established our audit committee to, among other things, recommend to the board the selection of the independent registered public accounting firm, overseeing actions taken by our independent registered public accounting firm and reviewing our internal accounting controls. The audit committee is authorized to conduct such reviews and examinations as it deems necessary or desirable with respect to the practices and procedures of the independent registered public accounting firm, the scope of the annual audit, accounting controls, practices and policies, and the relationship between us and our independent registered public accounting firm, including the availability of our records, information and personnel. The audit committee acts under a written charter adopted and approved by our board of directors. A copy of the charter is available at the Investor Relations section of our website at http://www.cholestech.com.

During fiscal 2007, the audit committee consisted of Larry Y. Wilson (Chair), Elizabeth H. Davila, and Stuart Heap.  In fiscal 2007, the board determined that the audit committee was composed of independent directors in accordance with the NASDAQ Global Market listing standards and all current audit committee members are financially literate under NASDAQ Global Market listing standards and that Mr. Wilson qualifies as an “audit committee financial expert” within the meaning of Securities and Exchange Commission regulations. No member of the audit committee received any compensation from Cholestech during the last fiscal year other than related to his services on the board.

Compensation Committee

The compensation committee is responsible for developing our overall compensation philosophy and for evaluating and recommending all elements of executive officer compensation (including cash, short-term incentives and equity incentives) to our board of directors for approval. The compensation committee also evaluates and recommends compensation levels for our non-employee directors and oversees and administers our incentive compensation and benefit plans. The compensation committee acts under a written charter adopted and approved by our board of directors and may, in its discretion, obtain the assistance of outside advisors, including compensation consultants, legal counsel and accounting and other advisors.  A copy of the charter is available at the Investor Relations section of our website at http://www.cholestech.com.

During fiscal 2007, the compensation committee consisted of John L. Castello (Chair), John H. Landon, Elizabeth H. Davila and Stuart Heap

Item 11.       Executive Compensation

Compensation Discussion and Analysis

The compensation committee establishes and administers our executive compensation program. The compensation committee has direct oversight of the compensation and benefit programs for executive officers who have significant influence and responsibilities for operations and financial accounting. Reports of the compensation committee’s actions and recommendations are provided to the full board of directors.

This discussion provides the philosophical principles, program elements and other factors considered by the compensation committee in making decisions about and the rationale for such decisions regarding executive compensation, including compensation for each person who served as chief executive officer and chief financial officer in fiscal 2007 and the next three most highly compensated persons serving as executive officers as of March 30, 2007 (these five individuals are referred to in this Form 10-K/A as the “named executive officers”).

Compensation Philosophy and Committee Process.

Cholestech’s compensation and benefits programs are driven by our business environment and are designed to enable us to achieve our mission.  Cholestech is committed to being the leading provider of tools and information for immediate risk assessment and therapeutic monitoring of heart disease, diabetes and other chronic diseases to enable all people to lead longer, healthier and more active lives.  This important mission for the business requires a leadership team committed to near term as well as long-term business performance to create value for all stakeholders- our shareholder’s, patients and employees.  Cholestech’s executive compensation program is designed to support this mission by attracting, as needed, executives with the skills necessary to achieve our business plan priorities, to reward those executives fairly over time, to retain our executives who continue to perform at or above the levels of performance we expect from our leaders and to closely align the compensation of our executives with the performance of our company on a near- and long-term basis.  Cholestech’s executive compensation program is designed to incentivize the executives to make decisions for the Company that will maximize shareholder value over time.  Executives are not rewarded for non-satisfaction of goals and goals are not set that are effectively beyond an executive’s or the Company’s control.

To encourage executives to act in this way, our executive compensation programs are designed to:

•                  attract and retain the types of executive who have the abilities that we view as critical to the Company’s long term success;

•                  motivate executives to perform at their highest level, and reward those individuals who demonstrate outstanding achievement;

•                  keep a portion of the executive’s total compensation package at risk, relating that portion to the satisfaction of stated financial, organizational and management performance goals;

•                  encourage executives to manage the Company’s affairs from a shareholder’s viewpoint; and

•                  align our business objectives with the actions and behaviors required from our leaders to be successful.

To attain these goals, our executive compensation program design consists of base salary, a short term cash bonus plan and equity, typically in the form of stock options.  Executives also participate in the benefit programs that we offer to all full-time associates.

Company and individual performance are strongly considered when we grant base salary increases, bonus and equity awards.  Our short term incentive program, which also benefits approximately 25% of our workforce, provides awards to the named executive officers based on a combination of Company performance and the satisfaction of individual objectives. These objectives are established at the beginning of the fiscal year.  If minimum Company goals are not satisfied, no payments are made under this program, and if exceptional performance occurs, above target payments may be made.

In developing our overall executive compensation program as a whole and in setting individual pay levels for the named executive officers, we strive to meet the following goals:

•                  to pay a total compensation package that is competitive in the life sciences industry; we define ‘competitive’ to mean the median of market practices.

•                  to use, assuming that it makes sense for the Company, executive pay practices that are commonly found in the life sciences industry to ensure the total program is aligned with fair and reasonable industry practices;

•                  to pay base salaries, and award merit increases, on the basis of the individual executive’s, performance contributions and the internal value of the position; and

•                  to maintain a ‘pay for performance’ outlook, particularly in our incentive programs. This enables the compensation committee to differentiate among executives and emphasize the link between their personal performance and compensation.

Executive compensation program components

Our executive compensation program consists of three elements:

•                  base salary;

•                  short term cash bonus (our Management Incentive Bonus Program or “MIBP”); and

•                  grants of fair market value equity, typically in the form of stock options.

We use this mix of programs for a variety of reasons because these types of programs as a package:

•                  are typically offered by the types of companies from which we would seek to attract and retain executive talent;

•                  provide both a current and a long term incentive for the executive officers, thereby aligning the executives’ interests with shareholders; and

•                  provide the executives with short and long term awards to recognize their contribution to the company’s success.

The named executive officers receive a package of fringe benefits on the same basis that is provided to all full time associates.  These benefits include such items as health insurance, long-term disability insurance, 401(k) plan matching contributions and group term life insurance.  The named executive officers do not receive any additional fringe benefits.

Our CEO has entered into a severance agreement with the Company, that stipulates that if the Company terminates the CEO’s employment, for any or no reason, then the CEO shall be entitled to receive a severance payment in an amount equal to 18 months of the CEO’s base salary.  Our CEO also entered into a change of control severance agreement with the Company which provides for payments to him in the event that there is a change of control of the Company and his position is eliminated as a result of a board approved transaction.

Additionally, all of our named executive officers have entered into severance agreements with the Company, that stipulate that if the Company terminates an executive’s employment, for any or no reason, then the executive shall be entitled to receive a severance payment in an amount equal to 12 months of the executive’s base salary.  The named executive officers also entered into change of control severance agreements with the Company which provide for payments to the executive in the event that there is a change of control of the Company and their position is eliminated as a result of a board approved transaction.

These agreements are discussed in more detail in the “Potential Payments Upon Termination or Change of Control” section of this Form 10-K/A on page 12.  We believe that these types of agreements are necessary to attract and retain talented executives, and are consistent with industry practices, and help to minimize the uncertainty to the executive to allow the executive to focus on what is in the best interest of the company and shareholders.  The compensation  committee periodically reviews the terms of these agreements and is currently satisfied that they are consistent with market norms.

We believe that our executive compensation program, taken as a whole, is a cost-effective method of providing competitive pay to our named executive officers.

Setting Executive Pay

Human Resources provide compensation information to the Chief Executive Officer for those executives who report directly to him.  The Chief Executive Officer provides base salary recommendations, MIBP goals and reward levels to the compensation committee for their evaluation; the Human Resources department provides similar information to the compensation committee regarding the Chief Executive Officer’s compensation package.

As the compensation committee charter discusses, the compensation committee’s focus is the compensation of both the Chief Executive Officer and the other executive officers, including the named executive officers.  A copy of the charter is available at the Investor Relations section of our website at http://www.cholestech.com.  Acting with a detailed calendar, the compensation committee reviews all areas of executive compensation during the year.  The compensation committee retains independent compensation consultants to assist it in its assessment of management’s recommendations and in their deliberations in approving any changes to compensation for the named executive officers, including the Chief Executive Officer.  The compensation committee deliberates and establishes the total compensation package for each executive in an executive session.

Base Salary

Human Resources Department reviews and provides an analysis of the information contained in an independent compensation survey (Radford Biotech Survey) in which the Company participates; this survey contains executive pay information for the industry in which we compete for executives (biotech and medical devices) and for companies of similar size and complexity to reflect the accountabilities for our named executive officers.  Our Human Resources department reviews the survey for pay levels at comparably sized companies, and provides survey information at the median. Our Human Resources department provides information on the named executive officers to the Chief Executive Officer, and the Chief Executive Officer then makes recommendations for the named executive officers’ respective base salary increases to the compensation committee.   Our Human Resources department provides similar information on the Chief Executive Officer directly to the compensation committee.

The compensation committee approves all base salary increases for the named executive officers.  In addition to the survey data, the compensation committee looks at the following other factors in determining base salary:

•                  The executive’s job responsibilities, level of experience and prior performance with the Company;

•                  The executive’s expected future contribution to our financial success;

•                  Financial position of the Company; and

•                  Chief Executive Officer’s recommendations on other members of management.

All of the factors outlined above, as well as the market data, could materially impact a named executive officer’s base salary.  We do not use any formula involving the above factors to determine the final base salary levels for each executive.

Fiscal year 2007 increases to base salary were as follows:

• CEO	7.8%
• CFO	5.0%
• VP Quality & Regulatory	7.5%
• VP Marketing & Sales	5.7%
• VP Operations	5.0%

Short Term Cash Bonus Program

All of our named executive officers participate in our annual cash bonus program, which is known as the Management Incentive Bonus Program (MIBP).  The MIBP, which operates on our fiscal year, is offered to all associates whose job classifications fit within four levels of management — approximately 25% of our full time associates participate in the MIBP.

The MIBP operates in the following manner.  Prior to the beginning of the year, metrics in two areas of Company-wide achievement are created by the Chief Executive Officer and approved by the board of directors — sales revenue and earnings per share.  A minimum level of performance is needed before any MIBP payment can be made.  These goals use financial measures that are within the Company’s and named executive officer’s control.

In addition to the Company-wide goals, each MIBP participant has a group of individualized MIBP performance objectives; these objectives are directly related to that individual executive’s duties and overall Company strategic and operating goals.  The objectives for the named executive officers are created by the Chief Executive Officer and approved by the compensation committee; the objectives for the Chief Executive Officer are created by the compensation committee and approved by the board of directors as part of the business planning process.

Each named executive officer also has a target MIBP bonus level, which is a percentage of his or her base salary; the target levels for the named executive officers except for the Chief Executive Officer are proposed to the compensation committee by the Chief Executive Officer. The compensation committee creates the MIBP target award level for the Chief Executive Officer and approves all MIBP target award levels for the other named executive officers.

Bonuses are paid to the named executive officers only when, at least, minimum corporate and individual targets have been met.  At target the CEO would receive 50% of his salary as a bonus and the other officers would receive 30% of their salaries.  The range of payment once the pool funds would be equal to 25% - 100% of the CEO’s salary for the CEO, and 15% - 60% of the respective named executive officer’s base salary for the other officers.  In fiscal 2007, the named executive officers met or exceeded their individual and corporate targets as follows:

Named Executive Officer	Bonus % Achieved
Warren Pinckert	99%
Jack Glenn	138%
Barb McAleer	120%
Ken Miller	120%
Don Wood	159%

A named executive officer’s bonus payment is determined and approved in the following manner:

•                  First, the compensation committee determines the level of funding of the overall MIBP bonus pool, which is based on achievement of various levels of sales revenue and earnings per share.

•                  Secondly, the achievement level of each named executive officer’s MIBP personal objectives is evaluated by the Chief Executive Officer and submitted to the compensation committee for review.

•                  Finally, the Chief Executive Officer’s recommendations regarding the satisfaction of the MIBP objectives for the named executive officers and the satisfaction of the Chief Executive Officer’s individual objectives are reviewed by the compensation committee.

Cholestech has no policy regarding the adjustment or recovery of MIBP awards in the event that an accounting restatement results in corporate goals not being satisfied.  The Company may also modify performance objectives after the beginning of a year, particularly in response to a change in business conditions beyond our control that makes an established goal irrelevant or inappropriate.

The MIBP demonstrates our commitment to a ‘pay for performance’ standard in executive compensation; the payments under this program can be above market, and the named executive officers (as well as the other people who participate in the MIBP) will not receive this benefit unless they and the Company meet specific performance standards.  The MIBP is discussed in more detail in the Grants of Plan Based Awards schedule below.

Our Company has, on rare occasions, made discretionary bonus payments to senior executives as determined and approved by the compensation committee.  We have not made a discretionary bonus to any of the named executive officers in the last 2 years.

Equity Compensation

Additionally, grants of options to purchase our stock are made to the named executive officers, as well as other associates, under our 1999 and 2000 Stock Option Plans.  The compensation committee charter gives it authority to administer all of the Company’s incentive compensation plans and the compensation committee has created a formal policy regarding the grant of equity awards.  The policy provides that amongst other things, (i) all equity grants shall be brought before the board of directors by recommendation from the compensation committee at a regular or special meeting of the board;  (ii) the compensation committee shall meet at predetermined dates that coincide with the regularly scheduled board of directors meetings to authorize the granting of equity to newly hired or promoted associates; (iii) annual grants are made to bonus eligible associates who are in good standing.  Historically this has taken place at the March board meeting.  Grants are based upon pre-established guidelines; (iv) all equity grants to associates shall be within established guidelines for the particular job grade as determined by the Company with the approval of the board. The board must approve all deviations from such established grant guidelines; and (v) the exercise price of each unit granted pursuant to this policy shall be equal to the closing price of the Company’s common stock on the NASDAQ Global Market on the date of the meeting of the board authorizing such equity grant.

Incentive Stock Options (ISOs) are usually granted yearly to our officers.  If the value of the grant to an officer exceeds the ISO limits, the remaining shares are granted as non-qualified stock options. All option shares are priced at fair market value on the date of grant as approved by the compensation committee.  All of the options that are currently outstanding vest and become exercisable over a four year period beginning at the grant date.

The process for granting stock options to officers is part of the compensation committee’s annual review of compensation practices and levels, as provided by Human Resources.  Each named executive officer’s grant is reviewed individually by the compensation committee, considering such factors as:

•                                                 historical yearly grant amounts;

•                                                 survey data;

•                                                and the Chief Executive Officer’s review of the executive’s performance; and

•                                                the compensation committee’s view of the contributions that the executive has made and will make to the Company during the next year.

The compensation committee reviews the suggested allocation of awards and makes a recommendation to the entire board of directors; the board of directors makes its own determination.

Our policy regarding the granting of equity awards expressly provides that the meeting date of the compensation committee at which the awards are granted is the grant date of any award, unless the compensation committee specifically indicates a future date as the grant date; in fiscal 2007, the grant date was always the meeting date.  This is described in more detail in the table entitled “Outstanding Equity Awards at Fiscal Year End” on page 11 of this Form 10-K/A.

We believe that the grant of fair market value stock options, even though there is currently a compensation expense before the options are exercised, continues to provide substantial benefits to the Company and the named executive officer.  The Company benefits include:

•                  the options align the named executive officer’s financial interest with the shareholders’ interest; and

•                  options help to retain the named executive officers by providing value for performance to our shareholders, rather than using non-performance based plans such as non-qualified deferred compensation, to provide retention based compensation to our executives.

Cholestech does not maintain any equity ownership guidelines for our named executive officers.

Because each of our named executive officers provides unique services to us, we do not use a fixed relationship between base salary, MIBP participation and equity awards.  To make decisions about a named executive officer’s yearly total compensation package, the elements of base salary, MIBP potential and equity awards are considered both individually and as a complete package.  Any amounts that a named executive officer may have realized in a prior year as a result of MIBP payments or stock option exercises are not considered when pay levels and goals are established for the current year.

Accounting and Tax Considerations

In determining specific elements and payment of compensation for the named executives, the compensation committee considers how such decisions may affect Cholestech and the individual executive officer. The following highlights certain tax and accounting rules that may be considered by the compensation committee.

Deductibility of Executive Compensation.

The compensation committee has considered the potential impact of Section 162(m) of the Internal Revenue Code on the compensation paid to our named executive officers. Section 162(m) disallows a tax deduction for any publicly held corporation for individual compensation exceeding $1.0 million in any taxable year for any of the named executive officers. However, certain performance based compensation is specifically exempt from the deduction limit. We have adopted a policy that, where reasonably practicable, we will seek to qualify variable compensation paid to our named executive officers for an exemption from the deductibility limitations of Section 162(m).

Nonqualified Deferred Compensation.

On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law, creating Section 409A of the Internal Revenue Code of 1986, as amended, and changing the tax rules applicable to nonqualified deferred compensation arrangements. In June 2007, the board of directors approved an amendment to all of our named executive officers’ severance and change of control severance agreements to reflect the requirements of Section 409A.

Accounting for Stock-Based Compensation.

During the first quarter of fiscal 2007, we began accounting for all stock-based payments in accordance with the requirements of FAS 123R. The resulting compensation expense is a significant factor in determining the amount of all stock awards and stock option awards to employees.

Compensation Committee Report

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis set forth above with Cholestech’s management. Based upon the review and discussions noted above, the compensation committee has recommended to the board of directors that the Compensation Discussion and Analysis be included in this report.

This report is submitted by the compensation committee.

John L. Castello, Committee Chairman

John H. Landon

Elizabeth H. Dávila

Stuart Heap

Compensation Committee Interlocks and Insider Participation

During fiscal year 2007, no member of the compensation committee was an officer or employee or former officer or employee of Cholestech. No member of the compensation committee or executive officer of Cholestech served as a member of the board of directors or compensation committee of any entity that has an executive officer serving as a member of our board of directors or compensation committee. Finally, no member of the compensation committee had any other relationship requiring disclosure in this section. Mr. Pinckert, our president and chief executive officer and a director, participated as a non-member of the committee in all discussions and decisions regarding salaries and incentive compensation for all of our employees and consultants, except that Mr. Pinckert was excluded from discussions regarding his own salary, incentive compensation and stock option grants.

Summary Compensation Table

The following table presents information concerning the total compensation of the Company’s Chief Executive Officer, Chief Financial Officer and the named executive officers for services rendered to the Company in all capacities for the fiscal year ended March 30, 2007.  None of our named executive officers received any other compensation required to be disclosed by law or in excess of $10,000 annually.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Discretionary Non-Plan Based Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($) (1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Warren E. Pinckert II President and Chief Executive Officer (Principal Executive Officer)	2007	$437,077	—	—	—	$218,790	—	—	$674,154
John F. Glenn Vice President of Finance, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)	2007	$244,185	—	—	—	$102,139	—	—	$368,444
Barbara T. McAleer Vice President of Quality Assurance and Regulatory Affairs	2007	$215,615	—	—	—	$78,480	—	—	$306,488
Kenneth F. Miller Vice President of Marketing and Sales	2007	$262,163	—	—	—	$111,038	—	—	$395,369
Donald P. Wood Vice President of Operations	2007	$241,163	—	—	—	$115,801	—	—	$375,028

(1) These amounts were part of our Management Incentive Bonus Program.  The material terms of the Management Incentive Bonus Program are described under the heading “Compensation Discussion and Analysis - Setting Executive Pay - Annual Cash Bonus Program.”

Grants of Plan-Based Awards

The following table presents information concerning grants of plan-based awards to each of the named executive officers during the fiscal year ended March 30, 2007.

GRANTS OF PLAN-BASED AWARDS

								All Other	All Other
								Stock	Option
								Awards:	Awards:		Grant Date
		Estimated Future Payouts Under			Estimated Future Payouts Under			Number of	Number of	Exercise or	Fair Value of
		Non-Equity Incentive Plan Awards (1)			Equity Incentive Plan Awards			Shares of	Securities	Base Price of	Stock and
				Maximum	Threshold		Maximum	Stock or	Underlying	Option	Option
Name	Grant Date	Threshold ($)	Target ($)	($)	(#)	Target (#)	(#)	Units (#)	Options (#)	Awards ($/Sh)	Awards
Warren E. Pinckert II	8/16/2006	$110,500	$221,000	$442,000	—	—	—	—	—	—	—
					—	—	—	—	—	—	—
John F. Glenn	8/16/2006	$36,900	$73,800	$147,600	—	—	—	—	—	—	—
					—	—	—	—	—	—	—
Barbara T. McAleer	8/16/2006	$32,700	$65,400	$130,800	—	—	—	—	—	—	—
					—	—	—	—	—	—	—
Kenneth F. Miller	8/16/2006	$39,656	$79,312	$158,624	—	—	—	—	—	—	—
					—	—	—	—	—	—	—
Donald P. Wood	8/16/2006	$36,461	$72,922	$145,844	—	—	—	—	—	—	—

(1)      The amounts represent awards payable under Management Incentive Bonus Program.  The material terms of the Management Incentive Bonus Program are described under the heading “Compensation Discussion and Analysis - Setting Executive Pay - Annual Cash Bonus Program.”

Outstanding Equity Awards at Fiscal Year-End

The following table presents certain information concerning equity awards held by the named executive officers at the end of the fiscal year ended March 30, 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Warren E. Pinckert III	12,470 49,456 60,000 56,002 44,999 2,416 29,999 14,999	15,001 1,584 30,001 45,001	—	$ $ $ $ $ $ $ $	7.75 7.39 17.83 8.29 8.60 6.97 10.19 12.00	8/17/2010 6/14/2011 3/27/2012 3/37/2013 3/25/2011 10/13/2011 13/23/2012 3/22/2013

John F. Glenn	19,166 10,999 4,999	15,834 11,001 15,001		$ $ $	6.97 10.19 12.00	10/13/2011 3/23/2012 3/22/2016	—	—	—	—

Barbara T. McAleer	5,417 4,199	29,168 15,001		$ $	10.19 12.00	3/23/2012 3/22/2016	—	—	—	—

Kenneth F. Miller	27,499 7,565 4,999	12,501 11,001 15,001		$ $ $	8.97 10.19 12.00	6/12/2011 3/23/2012 3/22/2016	—	—	—	—

Donald P. Wood	4,167 14,999 1,563 10,999 4,999	834 5,001 5,313 11,001 15,001		$ $ $ $ $	7.54 8.60 7.32 10.19 12.00	4/15/2013 3/25/2011 8/18/2011 3/23/2012 3/22/2013	—	—	—	—

(1)          The Option Awards vest at the rate of 2.1% of the total number of shares subject to the option per month.

Option Exercises and Stock Vested

The following table presents certain information concerning the exercise of options by each of the named executive officers during the fiscal year ended March 30, 2007, as well as information regarding stock awards that vested during the fiscal year.

OPTION EXERCISES AND STOCK VESTED AT FISCAL YEAR END

	Option Awards		Stock Awards
Name of Executive Officer	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Warren E. Pinckert II (2)	3,998	$30,945	—	—
John F. Glenn	5,000	$53,314	—	—
Barbara T. McAleer	25,415	$190,829	—	—
Kenneth F. Miller (2)	3,434	$27,335	—	—
Donald P. Wood	43,125	$440,187	—	—

(1)   Value realized represents the fair market value of the underlying securities at the time of exercise less the exercise price of the options.

(2)   Options were exercised and held.

- Potential Payments upon Termination or Change-in-Control

Post Employment Severance

In June 2001, Cholestech entered into a severance agreement with Mr. Pinckert.  This agreement was amended in March 2003 and provides that in the event he is terminated by Cholestech, for any or no reason, Mr. Pinckert will be paid, over a period of 18 months commencing on the date of such termination, an amount equal to 18 months’ compensation, at the rate of compensation in effect immediately prior to such termination (minus applicable withholding).  Pursuant to the severance agreement, Mr. Pinckert will also receive group health and life insurance coverage for 18 months and the vesting on 18 months’ worth of unvested and outstanding stock options will accelerate.

Cholestech entered into severance agreements with Mr. Wood, vice president of operations, in April 2003.  This agreement was amended in October 2003.  Cholestech also entered into a severance agreement with Mr. Miller, vice president of sales and marketing, in June 2004; Mr. Glenn, vice president of finance and chief financial officer, in October 2004; Ms. McAleer, vice president of quality assurance and regulatory affairs, in January 2005.  These severance agreements provide that in the event he or she is terminated by Cholestech, for any or no reason, he or she will be paid, over a period of 12 months commencing on the date of such termination, an amount equal to 12 months’ compensation, at the rate of compensation in effect immediately prior to such termination (minus applicable withholding).  Pursuant to the severance agreements, these individuals will also receive group health and life coverage for 12 months and the vesting on 12 months’ worth of unvested and outstanding stock options will accelerate.

Change of Control Severance

Cholestech entered into a change of control severance agreement with Mr. Pinckert in June 2001.  This agreement was amended in January 2003 and again in March 2004.  The amended agreement provides that if Mr. Pinckert’s employment is involuntarily terminated within 12 months after a change of control of Cholestech, Mr. Pinckert will be paid, over a period of 24 months commencing on the date of such termination, an amount equal to (a) two years’ compensation at the rate of compensation in effect immediately prior to such termination (minus applicable withholding), (b) 200% of his target bonus as in effect for the fiscal year in which the termination occurs and (c) up to 100% of his target bonus as in effect for the fiscal year in which the termination occurs, with such amount determined by the board in its sole discretion based on Mr. Pinckert’s achievement of the management objectives on which such bonus is based and pro rated for the year of termination.  In addition, upon such termination after a change of control, 100% of the outstanding stock options held by Mr. Pinckert will vest, and he (and his dependents, where applicable) will receive continued group health coverage and benefits for 24 months.

Cholestech entered into a change of control severance agreement with Ms. Wassmann in August 2001.  This agreement was amended in January 2003 and again in March 2004. Cholestech also entered into a change of control severance agreement with Mr. Wood in October 2003.  This agreement was amended in March 2004.  Cholestech entered into a change of control severance agreement with Mr. Miller in June 2004, Mr. Glenn in October 2004, Ms. McAleer in January 2005, and Mr. Bennett in December 2005.  These change of control severance agreements provide that if the employment of the executive officer is involuntarily terminated within 12 months after a change of control of Cholestech, he or she will be paid, over a period of 18 months commencing on the date of such termination, an amount equal to (a) 18 months’ compensation at the rate of compensation in effect immediately prior to such termination (minus applicable withholding), (b) 150% of his or her target bonus as in effect for the fiscal year in which the termination occurs and (c) up to 100% of his or her target bonus as in effect for the fiscal year in which the termination occurs, with such amount determined by the board in its sole discretion based on his or her achievement of the management objectives on which such bonus is based and pro rated for the year of termination.  In addition, upon such termination after a change of control, 100% of the outstanding stock options held by the executive officer will vest, and he or she (and his or her dependents where applicable) will receive continued group health coverage and benefits for 18 months.

In order to comply with the new rules related to post-termination payments under Section 409A of the Internal Revenue Code of 1986, as amended, in June 2007, the board of directors approved certain amendments to the severance and change of control severance agreements of all Cholestech’s executive officers.  The amendments will provide for a 6-month delay of the payment of their severance benefits if the executive officer is a "specified employee" within the meaning of Section 409A.  As a result, no severance payment will be payable to the executive officer for six (6) months following his or her termination if he or she is determined to be a specified employee.

The merger of Inverness and Cholestech will constitute a change of control under the terms of these change of control severance agreements.  However, the benefits granted pursuant to the change of control severance agreements will only be received by an executive officer in the event the executive officer is involuntarily terminated within 12 months after the change of control of Cholestech.  For purposes of the change of control severance agreements, “involuntary termination” shall mean (a) for Mr. Pinckert, the failure of an acquiring corporation to offer the executive the position of chief executive officer of the acquired corporation following a change of control, and for Messrs. Glenn, Bennett, Miller, Wassmann and Wood and Ms. McAleer, without the executive officer’s express written consent, a significant reduction of the executive officer’s duties, position or responsibilities relative to the executive officer’s duties, position or responsibilities in effect immediately prior to such reduction, or the removal of the executive officer from such duties, position and responsibilities, unless the executive officer is provided with comparable duties, position and responsibilities, but a reduction in duties, position or responsibilities solely by virtue of Cholestech being acquired and made part of a larger entity shall not constitute an involuntary termination; (b) without the executive officer’s express written consent, a substantial reduction, without good business reasons, of the facilities and perquisites (including office space and location) available to the executive officer immediately prior to such reduction; (c) without the executive officer’s express written consent, a reduction by Cholestech of the executive officer’s base salary or target bonus as in effect immediately prior to such reduction; (d) without the executive officer’s express written consent, a material reduction by Cholestech in the kind or level of executive officer benefits to which the executive officer is entitled immediately prior to such reduction with the result that the executive officer’s overall benefits package is significantly reduced; (e) without the executive officer’s express written consent, the relocation of the executive officer on a full-time basis to a facility or a location more than fifty (50) miles from his or her current location; (f) any purported termination of the executive officer by Cholestech which is not effected for cause or for which the grounds relied upon are not valid; or (g) the failure of Cholestech to obtain the assumption of the change of control severance agreement by any successors contemplated in the change of control severance agreement.

POST EMPLOYMENT COMPENSATION TABLE

If Messrs. Pinckert’s, Glenn’s, Miller’s, Wood’s, and Ms. McAleer’s employment had been terminated with or without cause on March 30, 2007, each executive would have received:

			# of	Estimated
			Unvested	Cash
			Options	Benefits of
	Base		at	Unvested	COBRA
Named Executive	Salary	Bonus	3/30/07(1)	Options(2)	(3)	TOTAL
Warren E. Pinckert II	$663,000	$218,790	61,501	$421,539	$69,935	$1,373,264
John F. Glenn	246,000	102,139	20,500	167,675	30,494	546,308
Barbara T. McAleer	218,000	78,480	20,000	131,950	17,027	445,457
Kenneth F. Miller	264,375	111,038	20,500	147,675	36,609	559,697
Donald P. Wood	243,075	115,801	20,085	153,473	29,291	541,640

(1)             The number of unvested options in this chart is based on the vesting of 18 months worth of unvested and outstanding stock options for Mr. Pinckert and the vesting of 12 months worth of unvested and outstanding stock options for Messrs. Glenn, Miller, Wood, and Ms. McAleer.

(2)    The dollar value of the equity acceleration in this chart is based on the closing price of our common stock on March 30, 2007 of $17.54, less the exercise price of the options, multiplied by the number of unvested options.

(3)    Continued group health benefits subject to executive (i) constituting a qualified beneficiary, as defined in Section 4980B(g)(1) of the Internal Revenue Code of 1986, as amended (the “Code”), and (ii) electing continuation coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”), within the time period prescribed pursuant to COBRA.

ESTIMATED CURRENT VALUE OF CHANGE-IN-CONTROL BENEFITS

If Messrs. Pinckert’s, Glenn’s, Miller’s, Wood’s, and Ms. McAleer’s employment had been involuntarily terminated on March 30, 2007 after a change of control, each executive would have received:

			# of	Estimated
			Unvested	Cash
			Options	Benefits of
			at	Unvested	COBRA
Named Executive	Base Salary	Bonus	3/30/07(1)	Options(2)	(3)	TOTAL(4)
Warren E. Pinckert II	$884,000	$442,000	91,587	$593,189	$93,246	$2,012,435
John F. Glenn	369,000	110,700	41,836	$318,777	45,741	844,218
Barbara T. McAleer	327,000	98,100	44,169	$284,240	25,541	734,881
Kenneth F. Miller	396,563	118,969	38,503	$259,546	54,914	829,992
Donald P. Wood	364,613	109,384	37,150	$260,166	43,937	778,100

(1)    The number of unvested options in this chart is based on the total unvested and outstanding stock options for Messrs. Pinckert, Glenn, Miller, Wood, and Ms. McAleer.

(2)    The dollar value of the equity acceleration in this chart is based on the closing price of our common stock on March 30, 2007 of $17.54, less the exercise price of the options, multiplied by the number of unvested options.

(3)    Continued group health benefits subject to executive (i) constituting a qualified beneficiary, as defined in Section 4980B(g)(1) of the Internal Revenue Code of 1986, as amended (the “Code”), and (ii) electing continuation coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”), within the time period prescribed pursuant to COBRA.

(4)    Under the terms of the change of control severance agreements between Cholestech and its executive officers, if the benefits provided pursuant to the change of control severance agreement constitute “parachute payments” within the meaning of Section 280G of the Code that are subject to the excise tax imposed by Section 4999 of the Code, then, the executive shall receive (i) a one-time payment from Cholestech sufficient to pay such excise tax (the “Excise Tax Gross-Up”), and (ii) an additional one-time payment from Cholestech sufficient to pay the additional excise tax and federal and state income taxes arising from the Excise Tax Gross-Up made by Cholestech to the executive (the “Additional Gross-Up”); provided, however, that Cholestech will only pay the Excise Tax Gross-Up and Additional Gross-Up if the cumulative value of such payments to the executive equals or exceeds $10.000.

Cash Bonuses in lieu of Annual Stock Grants

On April 23, 2007, the board of Cholestech approved the payment of cash bonuses to Cholestech’s named executive officers in lieu of making annual stock option grants.  The board determined not to make such annual grants because Cholestech was in discussions with Inverness regarding a potential acquisition of Cholestech (the “Merger”).  The bonuses are payable upon the closing of the Merger to such named executive officers employed on the date of the closing of the Merger.  The specific cash bonus amounts to be paid to Cholestech’s named executive officers employed upon the closing of the Merger are as follows:

Name of Executive	Total Payment
Warren E. Pinckert II	$232,800
John F. Glenn	77,600
Barbara T. McAleer	77,600
Kenneth F. Miller	77,600
Donald L. Wood	77,600

Director Compensation

The following table sets forth information concerning compensation paid or accrued for services rendered to the Company in all capacities by the members of the Company’s board of directors for the fiscal year ended March 30, 2007.

DIRECTOR COMPENSATION

					Change in
					Pension Value
					and
				Non-Equity	Nonqualified
	Fees Earned			Incentive Plan	Deferred	All Other
	or Paid in	Stock Awards	Option	Compensation	Compensation	Compensation
Name	Cash ($)	($)	Awards ($) (1)	($)	Earnings ($)	($)	Total ($)
John H. Landon	$41,667	—	$111,968	—	—	—	$153,635
Michael D. Casey	$24,417	—	$55,984	—	—	—	$80,401
John L. Castello	$28,417	—	$83,976	—	—	—	$112,393
Elizabeth H. Dávila	$33,917	—	$55,984	—	—	—	$89,901
Stuart Heap	$32,667	—	$55,984	—	—	—	$88,651
Larry Y. Wilson	$37,917	—	$83,976	—	—	—	$121,893

(1)             In fiscal year 2007, each non-employee director received a stock option award scheduled to vest at a rate of 25% each calendar quarter after the date of grant. Accordingly, Mr. Landon received 20,000 options, Mr. Castello and Mr. Wilson received 15,000 options, and Mr. Casey, Ms. Davila, and Mr. Heap each received 10,000 options. The grant date fair value of each option award computed in accordance with FAS 123R was $5.60, excluding the impact of any forfeitures.

The aggregate number of shares subject to stock awards and stock options outstanding at March 30, 2007 for each director is as follows:

Name	Aggregate Number of Stock Awards Outstanding as March 30. 2007 (#)	Aggregate Number of Option Awards Outstanding as March 30. 2007 (#)
John H. Landon	—	40,000
Michael D. Casey	—	40,000
John L. Castello	—	75,000
Elizabeth H. Dávila	—	50,000
Stuart Heap	—	40,000
Larry Y. Wilson	—	75,000

Monthly Board Retainer and Committee Chair Retainer

From April through October 2006, directors who were not employees received a $1,000 monthly retainer, a $1,000 fee for each board meeting they attended and a $500 fee for each telephonic board meeting they attended with the exception of the chairman, who received a $2,000 monthly retainer, a $2,000 fee for each board meeting he attended and a $1,000 fee for each telephonic board meeting he attended.  Directors who were not employees also received a $500 fee for each committee meeting they attended that was on the same day as a regular board meeting (with the exception of the chairmen of each of the committees who received $1,000).  For committee meetings that non-employee directors attended that were not on the same day as a regular board meeting, they received a $1,000 fee for each meeting (with the exception of the chairmen of each of the committees who received $2,000).  From November 2006 through March 2007, directors who were not employees received a $1,333 monthly retainer, a $1,500 fee for each board meeting they attended and a $750 fee for each telephonic board meeting they attended with the exception of the chairman, who received a $2,333 monthly retainer, a $2,500 fee for each board meeting he attended and a $1,250 fee for each telephonic board meeting he attended.  Directors who were not employees also received a $750 fee for each committee meeting they attended that was on the same day as a regular board meeting (with the exception of the chairmen of each of the committees who received $1,250).  For committee meetings that non-employee directors attended that were not on the same day as a regular board meeting, they received a $1,500 fee for each meeting (with the exception of the chairmen of each of the committees who received $2,500).  The chairmen of the audit and compensation committees received an additional annual retainer of $6,000 and $3,000, respectively.  The chairmen of the audit and compensation committees received the customary per meeting fees.

Annual Stock Option Grant

Our 2000 stock incentive plan provides for the grant of options to purchase our common stock to non-employee directors pursuant to a non-discretionary, automatic grant mechanism, whereby each such director is granted an option to purchase 10,000 shares on the date of each annual meeting (with the exception of the chairman who is granted an option to purchase an additional 10,000 shares and the chairmen of the audit and compensation committees who are also each granted an option to purchase an additional 5,000 shares on the date of each annual meeting), or, in connection with the initial election to our board of directors, a grant of an option to purchase 20,000 shares.

The exercise price per share of these non-discretionary, automatic options is equal to the closing price of our common stock on the NASDAQ Global Market on the date of grant and all such options vest at a rate of 25% each calendar quarter after the date of grant so long as the individual remains a director of our company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth information regarding the beneficial ownership of our common stock as of June 30, 2007 by:

•   each shareholder known by us to beneficially own more than 5% of our common stock;

•   each of our directors;

•   each of the executive officers named in the summary compensation table on page 10; and

•   all of our directors and executive officers as a group.

Unless otherwise noted, the shareholders named in the table have sole voting and investment power with respect to all shares of common stock owned by them, subject to applicable common property laws.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Number of Shares Underlying Options	Total Shares Beneficially Owned	Percent of Shares Beneficially Owned(2)
FMR Corp.(3) 82 Devonshire Street Boston, MA 02109	2,337,805		2,337,805	14.97%

Peninsula Capital Management, LP (4) 235 Pine Street, Suite 1818 San Francisco, CA 94104	777,948		777,948	5.0%

Directors and Named Executive Officers:
Warren E. Pinckert II	104,666	289,508	394,174	2.5%
John F. Glenn	3,000	43,707	46,707	*
Barbara T. McAleer	—	18,750	18,750	*
Kenneth F. Miller	6,464	48,606	55,070	*
Donald P. Wood	640	45,583	46,223	*
Michael D. Casey	5,000	40,000	45,000	*
John L. Castello	2,000	75,000	77,000	*
Elizabeth H. Dávila	300	50,000	50,300	*
Stuart Heap	—	40,000	40,000	*
John H. Landon	4,000	40,000	44,000	*
Larry Y. Wilson	4,000	75,000	79,000	*
All directors as a group (11 persons)	140,831	850,369	991,200	6.3%

  *  Less than 1%.

(1)	Unless otherwise noted, the address of each listed shareholder is that of our principal executive offices: 3347 Investment Boulevard, Hayward, California 94545-3808.

(2)

This table is based upon information supplied by officers, directors and principal shareholders. Percentage of beneficial ownership is based on 15,620,002 shares of common stock outstanding as of June 30, 2007. For each named person, this percentage includes common stock that such person has the right to acquire either currently or within 60 days of June 30, 2007, including upon the exercise of an option; however, such common stock is not deemed outstanding for the purpose of computing the percentage owned by any other person. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares.

(3)

Reflects ownership as reported on Schedule 13G filed on July 10, 2007 with the Securities and Exchange Commission by FMR Corp. FMR Corp. is the parent holding company of a group of investment management companies that hold investment power and, in some cases, voting power over the securities reported in the Schedule 13G. The investment management companies, which include several investment advisers registered under Section 203 of the Investment Advisers Act of 1940, provide investment advisory and management services for their respective clients. According to such Schedule 13G, these entities have sole voting power with respect to zero shares and sole dispositive power with respect to 2,337,805 shares.

(4)

Reflects ownership as reported on Schedule 13G filed on April 17, 2007 with the Securities and Exchange Commission by Peninsula Capital Management, LP. Peninsula Capital Management, LP is an investment management company that holds investment power and, in some cases, voting power over the securities reported in the Schedule 13G. The investment management company, which include several investment advisers registered under Section 203 of the Investment Advisers Act of 1940, provide investment advisory and management services for their respective clients. According to such Schedule 13G, these entities have shared voting power with respect to 777,948 shares and shared dispositive power with respect to 777,948 shares.

Changes in Control

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

The completion of the Merger is subject to various closing conditions, including obtaining the approval of Cholestech shareholders and receiving antitrust approvals (including under the Hart-Scott-Rodino Antitrust Improvements Act).  The terms of the Merger are more fully described in Part 1 of the Original Filing.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Transactions with Related Persons

We believe that, except as described above, in the past fiscal year there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeds $120,000 and in which any director, executive officer or holder of more than 5% of our common stock, or members of any such person’s immediate family, had or will have a direct or indirect material interest.

Director Independence

The board undertook a review of the independence of its members and considered whether any director had a material relationship with Cholestech or its management that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, the board affirmatively determined that John H. Landon, Michael D. Casey, John L. Castello, Elizabeth H. Dávila, Stuart Heap and Larry Y. Wilson are independent of Cholestech and its management under the corporate governance standards of the NASDAQ Global Market. It is the practice of our independent directors to meet separately from our chief executive officer after each regularly scheduled meeting of the board.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees to PricewaterhouseCoopers LLP for Fiscal 2007 and 2006

The following table presents fees for professional services rendered by PwC for the audit of our consolidated annual financial statements for fiscal 2007 and 2006 and fees billed for audit services, audit-related services, tax services and all other services for fiscal 2007 and 2006:

	2007	2006

Audit Fees	$689,066	$448,620
Audit-Related Fees	—	—
Tax Fees	14,300	—
All Other Fees	—	—
Total Fees	$703,366	$448,620

Audit Fees.   Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and internal controls, review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by PwC in connection with statutory and regulatory filings or engagements.

Audit-Related Fees.   Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include primarily attest services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards.

Tax Fees.   For 2007, consists of fees billed for professional services for tax compliance. These services include assistance regarding federal and state tax compliance, and tax audit defense.

All Other Fees.   Consists of fees for products and services other than the services reported above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The audit committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. These services include audit services, audit-related services, tax services and other services. Pre-approval is generally detailed as to the particular service or category of services and is generally subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The audit committee also pre-approves particular services on a case-by-case basis.

The audit committee approved all of the services described under the captions “Audit Fees,” “Audit Related Fees,” “Tax Fees,” and “All Other Fees” and no time expended on PwC’s engagement to audit financial statements for the most recent fiscal year was attributed to work performed by persons other than the independent registered public accounting firm’s full-time, permanent employees.

Our Internet website and the information contained on or connected to the website are not intended to be incorporated by reference into this Form 10-K/A.

PART IV

 ITEM 15  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1.   Financial Statements of Registrant

We refer you to the Financial Statements included in Part IV, Item 15 of the Original Filing.

(a) 2.   Financial Statement Schedules of Registrant

We refer you to the Financial Statements included in Part IV, Item 15 of the Original Filing.

(a) 3.   Exhibits

The following is a complete list of exhibits filed or incorporated by reference as part of this Form 10-K/A.

Exhibit	Description

2.1(27)	Agreement and Plan of Reorganization dated as of June 4, 2007, by and among Inverness Medical Innovations, Inc., Iris Merger Sub, Inc. and Registrant.

3.1(1)	Restated Articles of Incorporation of Registrant

3.2(2)	Bylaws of Registrant, as amended to date

4.2(3)

Amended and Restated Preferred Share Rights Agreement dated January 1, 2005 between Registrant and Computershare Investor Services, LLC, including the Certificate of Determination, the form of Rights Certificate and Summary of Rights attached thereto as Exhibits A, B and C, respectively

4.2(26)	Amendment to the Amended and Restated Preferred Share Rights Agreement between Registrant and Computershare Investor Services, LLC dated January 19, 2007.

10.1(4)	1988 Stock Incentive Program, as amended, and forms of agreements thereto

10.3(2)	Standard Industrial Lease Agreement between Registrant and Sunlife Assurance Company of Canada dated October 22, 1989

10.3.1(5)	First Amendment to Standard Industrial Lease Agreement between Registrant and Sunlife Assurance Company of Canada dated April 1995

10.4(2)	Form of Indemnification Agreement between Registrant and its officers and its directors

10.17.1(6)	Revolving Line of Credit Note effective September 1, 2004 by and between Wells Fargo Bank and Registrant

10.17.2(24)	Amended Revolving Line of Credit Note effective September 1, 2005 by and between Wells Fargo Bank and Registrant.

10.20(7)	1997 Stock Incentive Program, as amended, and form of agreement thereto

10.21(8)	1999 Nonstatutory Stock Option Plan, as amended, and form of agreement thereto

10.26(9)	Employment Agreement between Registrant and Terry L. Wassmann dated March 28, 2000

10.29(10)	2000 Stock Incentive Program, as amended, and form of agreement thereto

10.29.1(23)	Form of 2000 Stock Incentive Program Notice of Grant of Stock Purchase Right

10.37(12)	Lease Agreement between Registrant and the BIV Group dated July 23, 2001

10.37.1(13)	Lease Agreement Addendum No. One by and between Registrant and BIV Group dated November 19, 2004

10.38(14)	2002 Employee Stock Purchase Plan and form of agreement thereto

10.40(16)	Amended and Restated Severance Arrangement between Registrant and Warren E. Pinckert II dated June 14, 2001

10.40.1(16)	First Amendment to Amended and Restated Severance Arrangement between Registrant and Warren E. Pinckert II dated March 27, 2003

10.41.2 (17)	Amended and Restated Change of Control Severance Agreement between Registrant and Warren E. Pinckert II dated March 25, 2004

10.46(16)	Severance Agreement between Registrant and Terry L. Wassmann dated July 17, 2001

10.46.1(16)	First Amendment to Severance Agreement between Registrant and Terry L. Wassmann dated January 23, 2003

10.47.2 (17)	Amended and Restated Change of Control Severance Agreement between Registrant and Terry L Wassmann dated March 25, 2004

10.50(16)	Employment Agreement between Registrant and Donald P. Wood dated March 31, 2003

10.51(16)	Severance Agreement between Registrant and Donald P. Wood dated April 1, 2003

10.51.1(18)	First Amendment to Severance Agreement between Registrant and Donald P. Wood dated October 10, 2003

10.52.1(17)	Amended and Restated Change of Control Severance Agreement between Registrant and Donald P. Wood dated March 25, 2004

10.55(18)	Change of Control Severance Agreement between Registrant and Kenneth F. Miller dated June 2, 2004

10.56(19)	Severance Agreement between Registrant and John F. Glenn dated October 12, 2004

10.57(19)	Change of Control Severance Agreement between Registrant and John F. Glenn dated October 12, 2004

10.59(20)	Change of Control Severance Agreement dated February 1, 2005 between Registrant and Barbara McAleer

10.60(20)	Severance Agreement dated February 1, 2005 between Registrant and Barbara McAleer

10.61(21)	OEM Agreement by and between Registrant and Boule Diagnostics International AB dated November 14, 2005

10.62(22)	Change of Control Severance Agreement between Registrant and Gregory L. Bennett dated December 7, 2005

10.63(22)	Severance Agreement dated December 7, 2005 between Registrant and Gregory L. Bennett

31.1*	Certification of Chief Executive Officer under Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2*	Certification of Chief Financial Officer under Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-1 (No. 33-54300) as declared effective by the Securities and Exchange Commission on December 16, 1992.

(2)	Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-1 (No. 33-47603) as declared effective by the Securities and Exchange Commission on June 26, 1992.

(3)	Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form 8-A/A filed with the Securities and Exchange Commission on January 5, 2005.

(4)	Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-8 (No. 333-22475) as declared effective by the Securities and Exchange Commission on February 28, 1997.

(5)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

(6)	Incorporated by reference to exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 24, 2004.

(7)	Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-8 (No. 333-38151) as declared effective by the Securities and Exchange Commission on October 17, 1997.

(8)	Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-8 (333-94503) as declared effective by the Securities and Exchange Commission on January 12, 2000.

(9)	Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

(10)	Incorporated by reference to exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended

September 26, 2003.

(11)	Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the fiscal year ended March 30, 2001.

(12)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2001.

(13)	Incorporated by reference to exhibits filed with Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on November 23, 2004.

(14)	Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-8 (No. 333-98143) as declared effective by the Securities and Exchange Commission on August 15, 2002.

(15)	Incorporated by reference to exhibits filed with Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2003.

(16)	Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the fiscal year ended March 28, 2003.

(17)	Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the fiscal year ended March 26, 2004.

(18)	Incorporated by reference to exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 26, 2003.

(19)	Incorporated by reference to exhibits filed with Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2004.

(20)	Incorporated by reference to exhibits filed with Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2005.

(21)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 23, 2005.

(22)	Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2005.

(23)	Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-8 (No. 333-127786) as declared effective by the Securities and Exchange Commission on August 23, 2005.

(24)	Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the fiscal year ended March 25, 2005.

(25)	Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4. 2007.

(26)	Incorporated by reference to Registrant’s Form 8-A/A filed with the Securities and Exchange Commission on January 25, 2007.

(27)	Incorporated by reference to exhibits filed with Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission dated June 4, 2007.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHOLESTECH CORPORATION

By:	/s/ WARREN E . PINCKERT II
Warren E. Pinckert II
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ WARREN E. PINCKERT II	President, Chief Executive Officer and Director (Principal	July 19, 2007
(Warren E. Pinckert II)	Executive Officer)

/s/ JOHN F. GLENN	Vice President of Finance, Chief Financial Officer,	July 19, 2007
(John F. Glenn)	Treasurer and Secretary (Principal Financial and Accounting
Officer)

/s/ JOHN H. LANDON	Director	July 19, 2007
(John H. Landon)

/s/ MICHAEL D. CASEY	Director	July 19, 2007
(Michael D. Casey)

/s/ JOHN L. CASTELLO	Director	July 19, 2007
(John L. Castello)

/s/ ELIZABETH H. DAVILA	Director	July 19, 2007
(Elizabeth H. Davila)

/s/ STUART HEAP	Director	July 19, 2007
(Stuart Heap)

/s/ LARRY Y. WILSON	Director	July 19, 2007
(Larry Y. Wilson)

Date: July 19, 2007

CHOLESTECH CORPORATION

AMENDMENT NO. 1 ON FORM 10-K/A TO THE

ANNUAL REPORT ON FORM 10-K

Exhibit Index

Exhibit	Description

2.1(27)	Agreement and Plan of Reorganization dated as of June 4, 2007, by and among Inverness Medical Innovations, Inc., Iris Merger Sub, Inc. and Registrant.

3.1(1)	Restated Articles of Incorporation of Registrant

3.2(2)	Bylaws of Registrant, as amended to date

4.2(3)

Amended and Restated Preferred Share Rights Agreement dated January 1, 2005 between Registrant and Computershare Investor Services, LLC, including the Certificate of Determination, the form of Rights Certificate and Summary of Rights attached thereto as Exhibits A, B and C, respectively

4.2(26)	Amendment to the Amended and Restated Preferred Share Rights Agreement between Registrant and Computershare Investor Services, LLC dated January 19, 2007.

10.1(4)	1988 Stock Incentive Program, as amended, and forms of agreements thereto

10.3(2)	Standard Industrial Lease Agreement between Registrant and Sunlife Assurance Company of Canada dated October 22, 1989

10.3.1(5)	First Amendment to Standard Industrial Lease Agreement between Registrant and Sunlife Assurance Company of Canada dated April 1995

10.4(2)	Form of Indemnification Agreement between Registrant and its officers and its directors

10.17.1(6)	Revolving Line of Credit Note effective September 1, 2004 by and between Wells Fargo Bank and Registrant

10.17.2(24)	Amended Revolving Line of Credit Note effective September 1, 2005 by and between Wells Fargo Bank and Registrant.

10.20(7)	1997 Stock Incentive Program, as amended, and form of agreement thereto

10.21(8)	1999 Nonstatutory Stock Option Plan, as amended, and form of agreement thereto

10.26(9)	Employment Agreement between Registrant and Terry L. Wassmann dated March 28, 2000

10.29(10)	2000 Stock Incentive Program, as amended, and form of agreement thereto

10.29.1(23)	Form of 2000 Stock Incentive Program Notice of Grant of Stock Purchase Right

10.37(12)	Lease Agreement between Registrant and the BIV Group dated July 23, 2001

10.37.1(13)	Lease Agreement Addendum No. One by and between Registrant and BIV Group dated November 19, 2004

10.38(14)	2002 Employee Stock Purchase Plan and form of agreement thereto

10.40(16)	Amended and Restated Severance Arrangement between Registrant and Warren E. Pinckert II dated June 14, 2001

10.40.1(16)	First Amendment to Amended and Restated Severance Arrangement between Registrant and Warren E. Pinckert II dated March 27, 2003

10.41.2 (17)	Amended and Restated Change of Control Severance Agreement between Registrant and Warren E. Pinckert II dated March 25, 2004

10.46(16)	Severance Agreement between Registrant and Terry L. Wassmann dated July 17, 2001

10.46.1(16)	First Amendment to Severance Agreement between Registrant and Terry L. Wassmann dated January 23, 2003

10.47.2 (17)	Amended and Restated Change of Control Severance Agreement between Registrant and Terry L Wassmann dated March 25, 2004

10.50(16)	Employment Agreement between Registrant and Donald P. Wood dated March 31, 2003

10.51(16)	Severance Agreement between Registrant and Donald P. Wood dated April 1, 2003

10.51.1(18)	First Amendment to Severance Agreement between Registrant and Donald P. Wood dated October 10, 2003

10.52.1(17)	Amended and Restated Change of Control Severance Agreement between Registrant and Donald P. Wood dated March 25, 2004

10.55(18)	Change of Control Severance Agreement between Registrant and Kenneth F. Miller dated June 2, 2004

10.56(19)	Severance Agreement between Registrant and John F. Glenn dated October 12, 2004

10.57(19)	Change of Control Severance Agreement between Registrant and John F. Glenn dated October 12, 2004

10.59(20)	Change of Control Severance Agreement dated February 1, 2005 between Registrant and Barbara McAleer

10.60(20)	Severance Agreement dated February 1, 2005 between Registrant and Barbara McAleer

10.61(21)	OEM Agreement by and between Registrant and Boule Diagnostics International AB dated November 14, 2005

10.62(22)	Change of Control Severance Agreement between Registrant and Gregory L. Bennett dated December 7, 2005

10.63(22)	Severance Agreement dated December 7, 2005 between Registrant and Gregory L. Bennett

31.1*	Certification of Chief Executive Officer under Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2*	Certification of Chief Financial Officer under Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-1 (No. 33-54300) as declared effective by the Securities and Exchange Commission on December 16, 1992.

(2)	Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-1 (No. 33-47603) as declared effective by the Securities and Exchange Commission on June 26, 1992.

(3)	Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form 8-A/A filed with the Securities and Exchange Commission on January 5, 2005.

(4)	Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-8 (No. 333-22475) as declared effective by the Securities and Exchange Commission on February 28, 1997.

(5)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

(6)	Incorporated by reference to exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 24, 2004.

(7)	Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-8 (No. 333-38151) as declared effective by the Securities and Exchange Commission on October 17, 1997.

(8)	Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-8 (333-94503) as declared effective by the Securities and Exchange Commission on January 12, 2000.

(9)	Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

(10)	Incorporated by reference to exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2003.

(11)	Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the fiscal year ended March 30, 2001.

(12)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2001.

(13)	Incorporated by reference to exhibits filed with Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on November 23, 2004.

(14)	Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-8 (No. 333-98143) as declared effective by the Securities and Exchange Commission on August 15, 2002.

(15)	Incorporated by reference to exhibits filed with Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2003.

(16)	Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the fiscal year ended March 28, 2003.

(17)	Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the fiscal year ended March 26, 2004.

(18)	Incorporated by reference to exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 26, 2003.

(19)	Incorporated by reference to exhibits filed with Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2004.

(20)	Incorporated by reference to exhibits filed with Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2005.

(21)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 23, 2005.

(22)	Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2005.

(23)	Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-8 (No. 333-127786) as declared effective by the Securities and Exchange Commission on August 23, 2005.

(24)	Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the fiscal year ended March 25, 2005.

(25)	Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4. 2007.

(26)	Incorporated by reference to Registrant’s Form 8-A/A filed with the Securities and Exchange Commission on January 25, 2007.

(27)	Incorporated by reference to exhibits filed with Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission dated June 4, 2007.

*	Filed herewith.