Form 10-Q
period 2007-06-29
CHOLESTECH CORPORATION
filed 2007-08-07
CIK 887227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2007

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

As of July 31, 2007, 15,630,756 shares of the registrant’s common stock were outstanding.

CHOLESTECH CORPORATION
INDEX

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

CHOLESTECH CORPORATION
CONDENSED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	June 29, 2007	March 30, 2007(1)
Assets
Current assets:
Cash and cash equivalents	$7,582	$6,561
Marketable securities	42,589	43,126
Accounts receivable, net	6,156	7,114
Inventories, net	8,759	9,102
Prepaid expenses and other assets	1,753	1,773
Deferred tax assets	2,199	1,835

Total current assets	69,038	69,511

Property and equipment, net	6,725	6,882
Intangible assets, net	394	414
Long-term marketable securities	17,766	12,765
Long-term deferred tax assets	9,280	10,334
Other long-term assets	743	795

Total assets	$103,946	$100,701

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$3,745	$2,880
Accrued payroll and benefits	2,436	3,379
Other liabilities	216	227

Total current liabilities	6,397	6,486

Commitments and Contingencies (note 8)
Shareholders’ equity:
Common stock, no par value; 25,000,000 shares authorized; 15,620,002 and 15,564,749 shares issued and outstanding at June 29, 2007 and March 30, 2007, respectively	105,435	103,948
Accumulated other comprehensive loss	(70)	(41)
Accumulated deficit	(7,816)	(9,692)

Total shareholders’ equity	97,549	94,215

Total liabilities and shareholders’ equity	$103,946	$100,701

(1)             The information in this column was derived from the Company’s audited financial statements as of the fiscal year ended March 30, 2007.

See Notes to Unaudited Condensed Financial Statements

CHOLESTECH CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended
	June 29, 2007	June 30, 2006
Revenue	$18,129	$16,784
Cost of revenue	6,383	5,599

Gross profit	11,746	11,185

Operating expenses:
Sales and marketing	3,647	3,888
Research and development	1,511	1,383
General and administrative	4,100	3,780

Total operating expenses	9,258	9,051

Income from operations	2,488	2,134

Interest and other income, net	786	468

Income before provision for income taxes	3,274	2,602
Provision for income taxes	1,292	1,106

Net income	$1,982	$1,496

Net income per share:
Basic	$0.13	$0.10
Diluted	$0.12	$0.10

Shares used to compute income per share:
Basic	15,494	14,824
Diluted	15,984	15,193

See Notes to Unaudited Condensed Financial Statements

CHOLESTECH CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Thirteen Weeks Ended
	June 29, 2007	June 30, 2006
Cash flows from operating activities:
Net income	$1,982	$1,496
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	488	749
Stock-based compensation	808	776
Tax benefits from equity based compensation	129	179
Excess tax benefits from equity based compensation plans	(129)	(128)
Change in allowance for doubtful accounts	(15)	(2)
Change in inventory reserve	44	(17)
Change in deferred tax asset	584	523
Changes in assets and liabilities:
Accounts receivable	973	397
Inventories	299	(463)
Prepaid expenses and other assets	20	449
Other long-term assets	52	(96)
Accounts payable and accrued expenses	865	380
Accrued payroll and benefits	(943)	(1,140)
Other liabilities	(11)	(32)

Net cash provided by operating activities	5,146	3,071

Cash flows from investing activities:
Sales and maturities of marketable securities	76,208	14,272
Purchases of marketable securities	(80,701)	(18,756)
Purchases of property and equipment	(311)	(214)

Net cash used in investing activities	(4,804)	(4,698)

Cash flows from financing activities:
Issuance of common stock	550	811
Excess tax benefits from equity based compensation plans	129	128

Net cash provided by financing activities	679	939

Net increase (decrease) in cash and cash equivalents	1,021	(688)

Cash and cash equivalents at beginning of period	6,561	7,161

Cash and cash equivalents at end of period	$7,582	$6,473

See Notes to Unaudited Condensed Financial Statements

CHOLESTECH CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. Basis of Presentation

The interim unaudited financial information of Cholestech Corporation (the “Company”) is prepared in conformity with accounting principles generally accepted in the United States of America. The financial information included herein has been prepared by management and should be read in conjunction with the audited financial statements contained in the Annual Report on Form 10-K for the fiscal year ended March 30, 2007. The information furnished includes all adjustments and accruals consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods. Certain information or footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

The interim results are not necessarily indicative of the results of operations for the full fiscal year ending March 28, 2008, or any other future interim period.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended March 30, 2007. The Company’s significant accounting policies reflect the adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes effective March 31, 2007. The amounts reported upon adoption were accounted for as a cumulative-effect adjustment recorded to the beginning balance of accumulated deficit. The adoption of FIN No. 48 did not have a material impact on our financial position, results of operations or cash flows.

3. Recent Accounting Pronouncements

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

In June 2006, the FASB reached consensus on Emerging Issues Task Force (“EITF”) Issue No. 06-3, How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (“EITF 06-3”). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, including sales, use, value added and excise taxes. EITF 06-3 provides that a company may adopt a policy of presenting taxes in the consolidated statement of operations on either a gross or net basis. If such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. The consensus on EITF 06-3 is effective for the interim and annual reporting periods beginning after December 15, 2006. The Company adopted EITF 06-3 on March 31, 2007. The Company records taxes collected from its customers and remitted to governmental authorities on a net basis in the condensed consolidated statement of operations and the adoption had no effect on the condensed consolidated financial statements.

4. Balance Sheet Data

The components of inventories are as follows (in thousands), net:

	June 29, 2007	March 30, 2007
Raw materials	$3,322	$2,788
Work-in-process	2,128	2,569
Finished goods	3,309	3,745
	$8,759	$9,102

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

	Thirteen Weeks Ended
	June 29, 2007	June 30, 2006
(in thousands, except per share data)
Net income	$1,982	$1,496
Shares
Basic	15,494	14,824
Effect of dilutive securities	490	369
Diluted	15,984	15,193
Per share net income
Basic	$0.13	$0.10
Effect of dilutive securities	(0.01)	0.00
Diluted	$0.12	$0.10

As of June 29, 2007, options to purchase 44,750 shares of common stock were considered anti-dilutive because the respective exercise prices were greater than the average fair market value of the common stock. As of June 30, 2006, options to purchase 204,270 shares of common stock were considered anti-dilutive because the respective exercise prices were greater than the average fair market value of the common stock.

7. Stock-Based Compensation

Effective April 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective transition method. Under this standard, the Company’s estimate of compensation expense requires a number of complex and subjective assumptions, including the price volatility of Cholestech’s common stock, employee exercise patterns (expected life of the options), future forfeitures and related tax effects. Prior to the adoption of SFAS 123(R), the Company accounted for stock option grants to employees using the intrinsic value method, in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and accordingly, recognized no compensation expense for stock option grants to employees.

Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding on April 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for the thirteen weeks ended June 29, 2007 includes compensation cost for all stock-based payments granted prior to, but not yet vested as of, April 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all stock-based payments granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.

The allocation of stock-based compensation expense by functional area for the thirteen weeks ended June 29, 2007 and June 30, 2006, was as follows (in thousands):

	Thirteen Weeks Ended
	June 29, 2007	June 30, 2006
Cost of sales	$141	$125
Research and development	69	61
Sales and marketing	189	160
General and administrative	409	430
	$808	$776

The fair value of each stock option is estimated on the date of the grant using the Black-Scholes valuation model, with the following weighted-average assumptions used for grants during the applicable periods:

	Thirteen Weeks Ended
	June 29, 2007	June 30, 2006
Risk free interest rate	4.50%	5.08%
Expected life	4.2 Years	4.6 Years
Expected volatility	46.57%	58.50%
Dividend yield	0.0%	0.0%
Weighted-average grant-date fair value	$9.17	$7.43

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

The Company recognizes stock-based compensation costs for grants made after April 1, 2006 on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. These costs should reflect awards ultimately expected to vest, and have therefore been reduced for estimated forfeitures. The Company has used a 4.7% forfeiture rate in its calculation of stock-based compensation expense based on historical experience over the term. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to April 1, 2006, the Company accounted for forfeitures as they occurred.

Stock Incentive Program

The following table summarizes stock option activity under the 1997 program, 1999 program, and 2000 program for the thirteen weeks ended June 29, 2007:

	Outstanding Options	Weighted Average Exercise Price Per Share
Balance, March 30, 2007	1,776,083	$11.04
Granted	29,250	21.41
Exercised	(41,471)	10.18
Canceled	(13,679)	12.71
Balance, June 29, 2007	1,750,183	11.22

The following table summarizes information about stock options outstanding as of June 29, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted Avg. Contractual Life (1)	Weighted Avg. Exercise Price	Number	Weighted Avg. Exercise Price
$5.50 - $7.99	231,824	4.1	$7.28	196,339	$7.32
$8.00 - $8.97	356,524	4.6	8.53	293,120	8.51
$8.98 - $10.94	500,735	5.0	10.24	313,519	10.25
$10.95 - $12.51	340,800	6.4	12.13	157,845	12.24
$12.52 - $21.41	320,300	5.7	17.67	175,530	17.52
	1,750,183	5.2	11.22	1,136,353	10.69

(1)             years

At June 29, 2007 the aggregate intrinsic value of options outstanding was $18.8 million and the aggregate intrinsic value of outstanding options exercisable was $12.8 million.

Employee stock purchase plan

In August 2002, the shareholders approved the 2002 Employee Stock Purchase Plan (the “ESPP”) which reserved 400,000 shares of common stock to be issued in accordance with the Internal Revenue Code under such terms as approved by the board of directors. Under the terms of the ESPP, employees can choose quarterly to have up to 15% of their compensation withheld to purchase shares of common stock. Employees can purchase shares of common stock at a price per share that is 85% of the closing price of the common stock on the NASDAQ National Market on the last trading day of the quarterly purchase period.  During the thirteen weeks ended June 29, 2007 and June 30, 2006 the Company sold 7,773 and 9,241 shares of common stock, respectively, to employees under the ESPP.

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

A summary of the changes in restricted stock outstanding under the Company’s equity compensation plans during the thirteen weeks ended June 29, 2007 is below:

	Shares	Weighted Avg. Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Restricted stock at March 30, 2007	92,098	$13.81	3.2	$2,025,235
Granted	9,925	21.41	4.0	218,251
Vested	(3,790)	17.80	—	(83,342)
Forfeited	(3,916)	13.69	—	(86,113)
Restricted stock at June 29, 2007	94,317	$14.68	3.1	$2,074,031

At June 29, 2007 the aggregate intrinsic value of restricted stock outstanding was $2.1 million and which will be recognized over the weighted average period of 3.1 years.

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

8. Commitments and Contingencies

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

On April 23, 2007, the Board of Directors (the “Board”) of Cholestech Corporation (“Cholestech”) approved the payment of cash bonuses to Cholestech’s executive officers in lieu of making annual stock option grants. The Board determined not to make such annual grants because Cholestech was in discussions with Inverness Medical Innovations Inc. regarding a potential acquisition (the “Acquisition”) of Cholestech. On June 4, 2007, the amounts of the cash bonuses became determinable. The total bonuses of $698,000 are payable upon the closing of the Acquisition to such executive officers employed on the date of the closing of the Acquisition. In addition, under the terms of existing change-of-control severance agreements between Cholestech and these executive officers, such bonuses may be “grossed up” in the event such compensation received by Cholestech’s executive officers is subject to the excise tax imposed by Section 280G of the Internal Revenue Code. The “gross-up” provisions of the severance agreements can have the effect of substantially increasing the total amount of the bonuses payable to the executive officers.

9. Comprehensive Income

The Company’s total comprehensive income was as follows (in thousands):

	Thirteen Weeks Ended
	June 29, 2007	June 30, 2006
Net income	$1,982	$1,496
Change in unrealized loss on investments, net	(29)	(13)
Total comprehensive income	$1,953	$1,483

10.     Accounting and Reporting of Uncertain Income Tax Position

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 effective for years beginning after December 15, 2006. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

The Company adopted FIN 48 effective March 31, 2007. As a result of the adoption of FIN 48, the company recognized a reduction to its deferred tax asset of $106,000 for unrecognized tax benefits, which was accounted for as a cumulative-effect adjustment recorded to the beginning balance of the accumulated deficit.

The company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated condensed statements of operations under the provisions of FIN 48. As of the date of adoption of FIN 48, the Company has not accrued any material amounts for the payment of interest and penalties relating to unrecognized tax benefits.

The company files U.S. federal and U.S. state tax returns. The Company is currently not under examination in any jurisdiction related to income taxes and, in general, most tax years remain open due to net operating losses and credit carryovers.

Although timing of initiation, resolution and closure on audits is highly uncertain, we do not believe it is reasonably possible that our unrecognized tax benefits will materially change in the succeeding 12 months.

11. Warranties

The Company records an accrual for estimated warranty costs when revenue is recognized. Warranty covers repair costs of the LDX Analyzer and replacement costs of defective single-use test cassettes. The warranty period for the LDX Analyzer is one year and for single-use test cassettes is the shelf-life of the product. The warranty cost of the GDX Analyzer and test cartridges are the responsibility of the vendor. The Company has processes in place to estimate accruals for warranty exposure. The processes include estimated LDX Analyzer failure rates and repair costs, known design changes, and estimated replacement rates for single-use test cassettes. Although the Company believes it has the ability to reasonably estimate warranty expenses, unforeseeable changes in factors impacting the estimate for warranty could occur and such changes could cause a material change in the Company’s warranty accrual estimate. Such a change would be recorded in the period in which the change was identified. Changes in the Company’s product warranty liability during the thirteen weeks ended June 29, 2007 and June 30, 2006, respectively, were as follows (in thousands):

	Thirteen Weeks Ended
	June 29, 2007	June 30, 2006
Balance at the beginning of the year	$196	$208
Accruals and charges for warranty for the year	88	43
Cost of repairs and replacements	(97)	(75)
Balance	$187	$176

12. Recent Developments

Cholestech Corporation and Inverness Medical Innovations, Inc. announced that they have entered into a definitive merger agreement pursuant to which Inverness will acquire Cholestech Corporation, in a stock for stock merger at a fixed exchange ratio of 0.43642 shares of Inverness common stock for each share of common stock of Cholestech.  The merger is conditioned upon approval by Cholestech’s shareholders as well as the satisfaction of regulatory and other customary conditions.  Approval by the shareholders of Inverness is not required.  The transaction is structured as a tax-free reorganization and is expected to close during the fall of 2007.

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

Overview

We are a leading provider of diagnostic tools and information for immediate risk assessment and therapeutic monitoring of heart disease, inflammatory disorders and diabetes. We currently manufacture the Cholestech LDX® System (the “LDX System”), which includes the LDX Analyzer and a variety of single-use test cassettes and market the LDX System in the United States, Canada, Europe, Asia, Australia and Latin America. The LDX System, which is waived under the Clinical Laboratory Improvement Amendments (“CLIA”), allows healthcare providers to perform individual tests or combinations of tests with a single drop of blood from a fingerstick within approximately six minutes. Our current products measure and monitor blood cholesterol, related lipids, glucose and liver function, and are used to test patients at risk of or suffering from heart disease, diabetes and liver disease. The high sensitivity C-reactive protein test is currently only approved for use in non-waived labs. The LDX System can also provide the Framingham Risk Assessment from the patient’s results as measured on the lipid profile cassette. In the thirteen weeks ended June 29, 2007, revenue from sales of the LDX Analyzer, single-use test cassettes and accessories represented 98% of our revenue.

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

Recent Developments

Cholestech Corporation and Inverness Medical Innovations, Inc. announced that they have entered into a definitive merger agreement pursuant to which Inverness will acquire Cholestech Corporation, in a stock for stock merger at a fixed exchange ratio of 0.43642 shares of Inverness common stock for each share of common stock of Cholestech.  The merger is conditioned upon approval by Cholestech’s shareholders as well as the satisfaction of regulatory and other customary conditions.  Approval by the shareholders of Inverness is not required.  The transaction is structured as a tax-free reorganization and is expected to close during the fall of 2007.

On July 12, 2007, Cholestech launched its newest CLIA-waived test, Lipid Profile ALT.  The new test panel, initially available on a limited basis, is designed for use with the Cholestech LDX(R) System and combines an ALT test with a lipid profile, providing total cholesterol, HDL cholesterol, LDL cholesterol, triglyceride and alanine aminotransferase (ALT) results from a single fingerstick within approximately five minutes.  By testing at the point of care, the Lipid Profile ALT test allows physicians in the United States to immediately assess elevated cholesterol levels and liver damage at the same time allowing for more efficient medication dosage adjustments and safety monitoring on-the-spot.

Results of Operations

The following table sets forth our results of operations (in thousands) expressed as a percentage of total revenue. Our historical operating results are not necessarily indicative of the results for any future period.

	Thirteen Weeks Ended
	June 29, 2007		June 30, 2006		Amount of	Percent
	Amount	% of revenue	Amount	% of revenue	Increase (Decrease)	Increase (Decrease)
Revenue	$18,129	100%	$16,784	100%	$1,345	8%
Cost of revenue	6,383	35	5,599	33	784	14
Gross profit	11,746	65	11,185	67	561	5
Operating expenses
Sales and marketing	3,647	20	3,888	23	(241)	(6)
Research and development	1,511	8	1,383	8	128	9
General and administrative	4,100	23	3,780	23	320	8
Total operating expenses	9,258	51	9,051	54	207	2
Income from operations	2,488	14	2,134	13	354	17
Interest and other income, net	786	4	468	3	318	68
Provision for income taxes	1,292	7	1,106	7	186	17
Net income	$1,982	11%	$1,496	9%	$486	32%

Thirteen weeks ended June 29, 2007 and June 30, 2006

Revenue. For the thirteen weeks ended June 29, 2007, revenue increased $1.3 million or 8%, to $18.1 million from $16.8 million for the thirteen weeks ended June 30, 2006. The increase in revenue is primarily attributable to sales of single-use test cassettes which increased $1.3 million, or 9%, from $14.0 million for the thirteen weeks ended June 30, 2006 to $15.3 million for the thirteen weeks ended June 29, 2007. During the thirteen weeks ended June 29, 2007, 2.3 million cassettes were sold compared to 2.2 million cassettes in the same period of the prior year. Revenue from sales of our LDX Analyzer increased $16,000, or 2%, to $1.0 million for the thirteen weeks ended June 29, 2007 from $984,000 for the thirteen weeks ended June 30, 2006. During the thirteen weeks ended June 29, 2007, 1,353 LDX Analyzers were sold or placed through promotion compared to 1,037 units in the same period of the prior year.  Accessories sales were $1.3 million for the thirteen week period ended June 29, 2007 and for the thirteen weeks ended June 30, 2006. Revenue from sales of our GDX Analyzer, single-use test cartridges, and other products decreased $40,000, or 8%, to $440,000 for the thirteen weeks ended June 29, 2007 from $480,000 for the thirteen weeks ended June 30, 2006.  The decrease was primarily due to a 12% decrease in GDX Analyzer and single —use test cartridges sold during the thirteen weeks ended June 29, 2007 compared to the same period of the prior year.   We expect our LDX product revenue to increase as we continue to penetrate existing customer accounts, develop new customer accounts, increase sales of our products, offer additional products, and enter new international markets.

For the thirteen weeks ended June 29, 2007, domestic revenue increased $1.2 million, or 8%, to $15.5 million from $14.3 million for the thirteen weeks ended June 30, 2006. Most of the domestic increase related to revenue from single-use test cassettes, which increased $1.3 million, or 11% to $13.5 million from $12.2 million in the prior year period. The increase was due to our continued efforts to sell or place through promotion LDX Analyzers, which resulted in a cassette volume related increase of $955,000. In addition, an increase in average sales price on cassettes contributed approximately $350,000. Accessories sales increased $100,000 or 10%, to $1.1 million for the thirteen week period ended June 29, 2007 from $1.0 million for the thirteen weeks ended June 30, 2006. LDX Analyzer revenue decreased $220,000, or 28%, to $563,000 for the thirteen weeks ended June 29, 2007 from $783,000 for the thirteen weeks ended June 30, 2006. The revenue decrease was attributable to promotions during the period in which certain end-users were provided a discounted LDX when they purchased a predetermined number of single-use test cassettes from our distribution partners. Domestic revenue for our GDX Analyzer, single-use test cartridges, and other products decreased $13,000, or 4%, to $309,000 for the thirteen weeks ended June 29, 2007 from $322,000 for the thirteen weeks ended June 30, 2006.

International revenue increased $200,000, or 8%, to approximately $2.6 million for the thirteen weeks ended June 29, 2007 from $2.4 million for the thirteen weeks ended June 30, 2006. International revenue is primarily related to pharmaceutical promotional programs which tend to occur in irregular patterns and are difficult to forecast. Most of the revenue increase resulted from LDX Analyzer which increased $260,000, or 137%, to $450,000 for the thirteen weeks ended June 29, 2007 from $190,000 for the thirteen weeks ended June 30, 2006. During the thirteen weeks ended June 29, 2007, 397 LDX Analyzers were sold or placed through promotion compared to 156 units in the same period of the prior year.   International revenue for our the accessories decreased $33,000, or 13%, to $220,000 for the thirteen weeks ended June 29,

2007 from $253,000 for the thirteen weeks ended June 30, 2006.  GDX Analyzer and related products decreased $26,000 to $132,000 for the thirteen weeks ended June 29, 2007 from $158,000 for the thirteen weeks ended June 30, 2006.  The international revenue decreases for both accessories and GDX Analyzer related products were due to fewer units sold during the thirteen weeks ended June 29, 2007 compared to the same period of the prior year.

Cost of Revenue. Cost of revenue includes direct labor, direct material, overhead and royalties. Cost of revenue increased $784,000, or 14%, to $6.4 million for the thirteen weeks ended June 29, 2007 from $5.6 million for the thirteen weeks ended June 30, 2006. Gross margin decreased to 65% for the thirteen weeks ended June 29, 2007 compared to 67% for the thirteen weeks ended June 30, 2006. The decrease in gross margin was primarily due to the underabsorption of overhead as activities related to the launch of Lipid Profile ALT caused production volumes for the quarter to be less than expected.  We expect gross margin to range from approximately 66% to 68% for the remainder of the fiscal year.

Sales and Marketing Expenses. Sales and marketing expenses include salaries, commissions, incentive compensation, travel and expenses for outside services related to marketing programs. Sales and marketing expenses decreased $241,000, or 6%, to $3.6 million for the thirteen weeks ended June 29, 2007 from $3.9 million for the thirteen weeks ended June 30, 2006. The decrease was mainly attributable to a $204,000 decrease in marketing expenses, primarily related to distributor relations, marketing design, and trade show expenses that were incurred in fiscal 2007.  Additionally, decreased travel related expenses of $82,000 and consulting fees of $76,000 contributed to the overall decrease during the thirteen weeks ended June 29, 2007.  The decreases were offset by higher spending for the national sales meeting of $74,000.  As a percent of total revenue, sales and marketing expenses decreased to 20% for the thirteen weeks ended June 29, 2007 from 23% for the thirteen weeks ended June 30, 2006. We expect sales and marketing expenses will increase slightly as a percentage of total revenue for the remainder of the fiscal year.

Research and Development Expenses. Research and development expenses include salaries, incentive compensation, expenses for professional consulting and other miscellaneous outside services, supplies and depreciation of capital equipment. Research and development expenses increased $128,000, or 9%, to $1.5 million for the thirteen weeks ended June 29, 2007 from $1.4 million for the thirteen weeks ended June 30, 2006. The increase was mainly attributable to higher consultant spending of $132,000 on LDX related projects and product development. As a percent of total revenue, research and development expenses were 8% for the thirteen weeks ended June 29, 2007 and for the thirteen weeks ended June 30, 2006. We expect research and development expenses will remain consistent as a percentage of total revenue for the remainder of the fiscal year.

General and Administrative Expenses. General and administrative expenses include compensation, benefits and expenses for outside professional services, including information services, legal and accounting. General and administrative expenses increased $320,000, or 8%, to $4.1 million for the thirteen weeks ended June 29, 2007 from $3.8 million for the thirteen weeks ended June 30, 2006. The increase was primarily due to approximately $625,000 in expenses related to the pending business combination with Inverness, including an increase of $206,000 in legal fees and $143,000 in accounting fees compared to the prior year quarter.  As a percent of total revenue, general and administrative expenses were 23% for the thirteen weeks ended June 29, 2007 and thirteen weeks ended June 30, 2006. We expect general and administrative expenses will decrease slightly as a percentage of total revenue for the remainder of the fiscal year.

Interest and Other Income, Net. Interest and other income, net, primarily reflects income from the investment of cash balances and marketable securities. Interest and other income, net, increased $318,000, or 68%, to $786,000 for the thirteen weeks ended June 29, 2007 from $468,000 for the thirteen weeks ended June 30, 2006. The increases were primarily attributable to an increase in cash and marketable securities.

Income Taxes. For the thirteen weeks ended June 29 2007, we recognized an income tax provision of $1.3 million, compared to an income tax provision of $1.1 million for the thirteen weeks ended June 30, 2006. The effective tax rate was 39.5% for the thirteen weeks ended June 29, 2007 which represents the federal tax at the statutory rate and the average blended state rate for all jurisdictions in which we are subject to income tax. The increase in the Provision for Income before Taxes for the three months ended June 29, 2007 is primarily results from the increase in Income Before Taxes, while the decrease in the effective tax rate is for the three months ended June 29, 2007 is primarily due to the re-enactment of the Federal Research Credit in December of 2006.

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

Stock-Based Compensation. Effective April 1, 2006, we adopted SFAS No. 123(R) using the modified prospective transition method. Under this standard, stock-based compensation cost is measured at the grant date based on the calculated fair value of the award and is expensed over the vesting period of the option. For the three months ended June 29, 2007 we recorded $808,000 in stock-based compensation expense for employees. As of March 31, 2007, the total unamortized compensation cost related to unvested stock-based awards granted to employees under our stock incentive program, was approximately $5.4 million, net of forfeitures. The remaining weighted-average requisite service period of these options is approximately three years.

Liquidity and Capital Resources

Cash flow information for the thirteen weeks ended June 29, 2007 and June 30, 2006 was as follows (in thousands):

	June 29, 2007	June 30, 2006
Cash and cash equivalents, marketable securities and long-term marketable securities	$67,937	$46,459
Net cash provided by operating activities	5,146	3,071
Net cash used in investing activities	(4,804)	(4,698)
Net cash provided by financing activities	679	939
Net increase (decrease) in cash and cash equivalents, marketable securities and long-term marketable securities	$1,021	$(688)

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

Cash Provided by Operating Activities. The net cash provided by operations increased $2.0 million to $5.1 million for the thirteen weeks ended June 29, 2007 from $3.1 million for the thirteen weeks ended June 30, 2006. Net cash provided by operations was primarily attributable to net income of $2.0 million and $1.9 million of non-cash adjustments, including stock-based compensation, depreciation and a drecrease in deferred tax assets. A $1.2 million increase in working capital, other than cash, resulted from a $1.0 million decrease in accounts receivable and prepaid and other assets.  In addition, inventories decreased $299,000, while accounts payable and accrued expenses and accrued payroll and benefits increased $78,000.

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

Cash Used in Investing Activities. Investing activities resulted in the net use of $4.8 million of cash during the thirteen weeks ending June 29, 2007. Spending on additional manufacturing and computer equipment, facilities improvements and software accounted for $311,000 of capital expenditures. Net purchases of marketable securities during the period used an additional $4.5 million in cash. Over the remainder of the current fiscal year we intend to spend approximately $2.1 million on additional capital expenditures for production equipment and other long lived assets.

Investing activities resulted in the net use of $4.7 million of cash during the thirteen weeks ending June 30, 2006. Spending on additional manufacturing and computer equipment and software accounted for $214,000 of capital expenditures. Net purchases of marketable securities during the period used an additional $4.5 million in cash.

Cash Provided by Financing Activities. Cash provided by financing activities for both the thirteen weeks ended June 29, 2007 and June 30, 2006 related to the issuance of common stock pursuant to the employee stock incentive plans, including the ESPP. We raised $679,000 and $939,000 million from the incentive programs for the thirteen weeks ended June 29, 2007 and June 30, 2006, respectively.

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

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended March 30, 2007. The Company’s significant accounting policies reflect the adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes effective March 31, 2007. The amounts reported upon adoption were accounted for as a cumulative-effect adjustment recorded to the beginning balance of accumulated deficit. The adoption of FIN No. 48 did not have a material impact on our financial position, results of operations or cash flows.

Recent Accounting Pronouncements

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

In June 2006, the FASB reached consensus on Emerging Issues Task Force (“EITF”) Issue No. 06-3, How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (“EITF 06-3”). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, including sales, use, value added and excise taxes. EITF 06-3 provides that a company may adopt a policy of presenting taxes in the consolidated statement of operations on either a gross or net basis. If such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. The consensus on EITF 06-3 is effective for the interim and annual reporting periods beginning after December 15, 2006. The Company adopted EITF 06-3 on March 31, 2007. The Company records taxes collected from its customers and remitted to governmental authorities on a net basis in the condensed consolidated statement of operations and the adoption had no effect on the condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk affecting us, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended March 30, 2007, which is incorporated herein by reference. Our exposure to market risk has not changed materially since March 30, 2007.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of June 29, 2007 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decision regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Risks factors related to the pending merger between Inverness and the Company.

We have entered into a definitive merger agreement with Inverness pursuant to which Inverness would acquire the Company, in a stock-for-stock merger.  The merger is subject to the satisfaction of customary closing conditions, including the receipt of Cholestech shareholder approvals to the merger.  There can be no assurance that all of these conditions will be satisfied. If these conditions are not satisfied or waived, we may be unable to complete the merger and even if the merger is completed, the expected benefits to the combined company may not be realized.  Below are some of the risk factors related to the merger:

The integration of the operations of Inverness and Cholestech may be difficult and may lead to adverse effects.

The success of the merger will depend, in part, on the ability of Inverness to realize the anticipated synergies, cost savings and growth opportunities from integrating Cholestech’s business with Inverness’ businesses. Inverness’ success in realizing these benefits and the timing of this realization depend upon the successful integration of the operations of Cholestech. The integration of two independent companies is a complex, costly and time-consuming process. The difficulties of combining the operations of the companies include, among others:

•                       consolidating manufacturing and research and development operations, where appropriate;

•                       integrating Cholestech’s business into Inverness’ financial reporting system;

•                       coordinating sales, distribution and marketing functions;

•                       preserving the important licensing, research and development, manufacturing and supply, distribution, marketing, customer and other relationships of Cholestech;

•                       minimizing the diversion of management’s attention from ongoing business concerns; and

•                       coordinating geographically separate organizations.

Inverness and Cholestech may not accomplish this integration smoothly or successfully. The diversion of the attention of management from its current operations to the integration effort and any difficulties encountered in combining operations could prevent Inverness from realizing the full benefits anticipated to result from the merger and adversely affect other Inverness businesses.

The price of Inverness common stock may decline, which would decrease the value of the merger consideration to be received by Cholestech stockholders in the merger.

The price of Inverness common stock might decline from the $48.17 price per share at the close of trading on June 1, 2007, the last full trading day prior to the public announcement of the merger. The exchange ratio will not be adjusted as a result of any change in the price of Inverness common stock or Cholestech common stock. Therefore, the value of the merger consideration to be received by Cholestech stockholders will depend on the market price of Inverness common stock at the time the merger becomes effective. Cholestech does not have the right to terminate the merger agreement or resolicit the vote of its stockholders based solely on changes in the value of Inverness common stock. Accordingly, if the price of Inverness common stock declines prior to the completion of the merger, the value of the merger consideration to be received by Cholestech stockholders in the merger will decrease as compared to the value on the date the merger was announced.

In addition, because the merger will be completed after the special meeting, Cholestech stockholders will not know the exact value of the Inverness common stock that will be issued in the merger when they vote on the merger proposal. As a result, a decline in the market price of Inverness common stock after the special meeting will reduce the value of the merger consideration that Cholestech stockholders will receive.

During the twelve-month period ending on June 29, 2007, the price of Inverness common stock varied from a low of $25.99 to a high of $53.85.

Inverness and Cholestech may be unable to obtain the regulatory approvals required to complete the merger.

The merger is subject to review by the Antitrust Division and the FTC under the HSR Act. Under the HSR Act, Inverness and Cholestech were required to make pre-merger notification filings and await the expiration of the statutory waiting period. Inverness and Cholestech submitted the filings required by the HSR Act, and the waiting period expired on July 23, 2007. We do not believe that the merger is subject to review by any other governmental authorities under the antitrust laws of the other jurisdictions where Inverness and Cholestech conduct business.

While we expect to obtain required regulatory clearances, consents and approvals, we cannot be certain that any required approvals will be obtained, nor can they be certain that the approvals will be obtained within the time contemplated by the merger agreement. A delay in obtaining any required clearances, consents and approvals might delay and may possibly prevent the completion of the merger.

In addition, even after completion of the merger, either the Antitrust Division, the FTC, or other United States or foreign governmental authorities could challenge or seek to block the merger under the antitrust laws, as they deem necessary or desirable in the public interest. Moreover, in some jurisdictions, a competitor, customer or other third party could initiate a private action under the antitrust laws challenging or seeking to enjoin the merger, before or after it is completed. We cannot be sure that a challenge to the merger will not be made or that, if a challenge is made, Inverness and Cholestech will prevail.

The merger agreement limits Cholestech’s ability to pursue alternatives to the merger.

The merger agreement contains provisions that make it more difficult for Cholestech to sell its business to a party other than Inverness. These provisions include the general prohibition on Cholestech soliciting any acquisition proposal or offer for a competing transaction, the requirement that Cholestech pay a termination fee of $9 million if the merger agreement is terminated in specified circumstances and the requirement that Cholestech submit the principal terms of the merger to a vote of Cholestech stockholders, even if the Cholestech board of directors changes its recommendation, unless, prior to the stockholder vote, Cholestech enters into a definitive agreement for a competing acquisition that its board of directors determines to be superior, terminates the merger agreement and pays the termination fee.

These provisions might discourage a third party that might have an interest in acquiring all of or a significant part of Cholestech from considering or proposing that acquisition, even if that party were prepared to pay consideration with a higher per share market price than the current proposed merger consideration. Furthermore, the termination fee may result in a potential competing acquiror proposing to pay a lower per share price to acquire Cholestech than it might otherwise have proposed to pay. The payment of the termination fee could also have an adverse effect on Cholestech’s financial condition.

Certain directors and executive officers of Cholestech have interests in the merger that may be different from, or in addition to, the interests of Cholestech stockholders.

When considering the Cholestech board of directors’ recommendation that Cholestech stockholders vote in favor of the proposal to approve the principal terms of the merger, Cholestech stockholders should be aware that some directors and executive officers of Cholestech have interests in the merger that may be different from, or in addition to, the interests of Cholestech stockholders. These interests include agreements that provide for payments following a change of control, including the acceleration of the vesting of stock options, and the right to continued indemnification and insurance coverage by Inverness for acts or omissions occurring prior to the merger. As a result of these interests, these directors and officers could be more likely to recommend a vote in favor of approval of the principal terms of the merger than if they did not hold these interests, and may have reasons for doing so that are not the same as the interests of other Cholestech stockholders.

Inverness expects to record a significant amount of goodwill and other intangible assets in connection with the merger, which may result in significant future charges against earnings if the goodwill and other intangible assets become impaired.

In connection with the accounting for the merger, Inverness expects to record a significant amount of goodwill and other intangible assets. Under SFAS No. 142, Inverness must assess, at least annually and potentially more frequently, whether the value of goodwill and other intangible assets has been impaired. Any reduction or impairment of the value of goodwill or other intangible assets will result in a charge against earnings, which could materially adversely affect Inverness’ results of operations in future periods.

Inverness faces different market risks from those faced by Cholestech, and these risks may cause the value of the shares of Inverness common stock issued to you to decline.

In the merger Cholestech shareholders will receive shares of Inverness common stock. The business, strategy and financial condition of Inverness are different from that of Cholestech. Inverness’ results of operations, as well as the price of Inverness common stock, will be affected by factors that may be different from those affecting Cholestech’s results of operations and its common stock price.

Failure to complete the merger could negatively impact Cholestech’s stock price and future business and operations.

If the merger is not completed for any reason, Cholestech may be subject to a number of material risks, including the following:

•                       Cholestech may incur approximately $1.25 million in merger-related expenses without realizing the expected benefits of the merger;

•                       Cholestech may be required to pay Inverness a termination fee of $9 million;

•                       the price of Cholestech common stock may decline to the extent that the current market price of Cholestech common stock reflects an assumption that the merger will be completed; and

•                       Cholestech must pay its accrued costs related to the merger, such as legal and accounting fees, even if the merger is not completed.

In addition, Cholestech’s customers may, in response to the announcement of the merger, delay or defer purchasing decisions. Any delay or deferral in purchasing decisions by Cholestech customers could have a material adverse effect on Cholestech’s business, regardless of whether or not the merger is ultimately completed. Similarly, current and prospective Cholestech employees may experience uncertainty about their future role with Inverness until Inverness’ strategies with regard to Cholestech are announced or executed. This uncertainty may adversely affect Cholestech’s ability to attract and retain key management, marketing, technical, manufacturing, administrative, sales and other personnel.

Risk Factors Related to Our Business

We have a history of fluctuating operating results, which may result in the market price of our common stock declining

Our revenue and operating results have varied significantly from quarter to quarter in the past and may continue to fluctuate in the future. As of June 29, 2007, we had an accumulated deficit of $7.8 million. We recorded net income of $9.4 million for fiscal year 2007, net income of $5.6 million for fiscal year 2006, and net income of $4.1 million for fiscal year 2005. The following are some of the factors that could cause our revenue, operating results and margins to fluctuate significantly from quarter to quarter:

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

•                       additions or departures of our key personnel; and

•                       litigation or the threat of litigation

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

Our stock price has been highly volatile and is likely to continue to be volatile, which could result in substantial losses for investors

The market price of our common stock has in the past been, and in the future is likely to be, highly volatile. For example, between June 30, 2006 and June 29, 2007, the price of our common stock, as reported on the NASDAQ Stock Market LLC, has ranged from a low of $10.67 to a high of $22.44. These fluctuations could result in substantial losses for investors. Our stock price may fluctuate for a number of reasons including:

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

CHOLESTECH 2007 ANNUAL SHAREHOLDER MEETING AND RELATED SHAREHOLDER PROPOSALS

Cholestech will hold a 2007 annual meeting of shareholders only if the merger with Inverness is not completed.  If Cholestech’s 2007 annual meeting of shareholders is held after September 15, 2007, we shall, in a timely manner, inform our shareholders of the new date for the 2007 annual meeting of shareholders.

Any proposal of a stockholder of Cholestech that is intended to be presented by such stockholder at Cholestech’s 2007 annual meeting of shareholders (if it is held) must have been received by Cholestech no later than March 19, 2007, in order for such proposal to be considered for inclusion in Cholestech’s proxy statement and form of proxy relating to such meeting.  However, if Cholestech’s 2007 annual meeting of shareholders is held after September 15, 2007, then any such stockholder proposal must be received within a reasonable time before Cholestech begins to print and mail the proxy materials.

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

CHOLESTECH CORPORATION

Date: August 7, 2007	/s/ Warren E. Pinckert II
Warren E. Pinckert II
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2007	/s/ John F. Glenn
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